Form 10-Q
period 1999-06-30
OPTIMAL ROBOTICS CORP
filed 1999-07-27
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the six month period ended June 30, 1999

                         Commission file number 0-28572

                             OPTIMAL ROBOTICS CORP.
             (Exact name of registrant as specified in its charter)

CANADA                                                98-0160833
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

         4700 de la Savane, Suite 101, Montreal, Quebec, Canada H4P 1T7

                                 (514) 738-8885
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|    No |_|

At July 23, 1999, the registrant had 10,701,549 Class "A" shares (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Optimal Robotics Corp.

INTERIM
FINANCIAL STATEMENTS
(stated in United States dollars)
June 30, 1999

OPTIMAL ROBOTICS CORP.

INTERIM BALANCE SHEET
(stated in United States dollars, unless otherwise noted)

                                                     December 31     June 30
                                                        1998           1999
                                                   ----------------------------
                                                                    (unaudited)
Assets

Current assets
   Cash                                            $       --      $  3,238,784
   U.S. Treasury bill, at cost                          538,490         549,578
   Short-term investments                             5,524,819      24,126,282
   Accounts receivable, net of allowance for          1,219,716       5,991,547
     doubtful accounts of nil
   Inventory                                          1,401,049       1,977,755
   Tax credits receivable                               114,494         194,216
   Prepaid expenses                                       2,935          46,975
                                                   ----------------------------
                                                      8,801,503      36,125,137

Loans receivable                                        161,807         168,319

Capital assets                                          365,869         613,913
                                                   ----------------------------
                                                   $  9,329,179    $ 36,907,369
                                                   ============================
Liabilities

Current liabilities
   Accounts payable and accrued liabilities        $  1,233,014    $  3,419,788
   Deferred revenue                                     124,784         846,960
   Current portion of contract advance                  125,000            --
                                                   ----------------------------
                                                      1,482,798       4,266,748

Contract advance                                        250,000         250,000
                                                   ----------------------------
                                                      1,732,798       4,516,748

Shareholders' Equity

Share capital                                        16,850,531      41,562,155

Other capital                                            23,240          23,240

Cumulative translation adjustment                          --           229,080

Deficit                                              (9,277,390)     (9,423,854)
                                                   ----------------------------
                                                      7,596,381      32,390,621
                                                   ----------------------------

                                                   $  9,329,179    $ 36,907,369
                                                   ============================

OPTIMAL ROBOTICS CORP.

INTERIM STATEMENT OF OPERATIONS
(unaudited)
(stated in United States dollars, unless otherwise noted)

                                         Three months    Six months ended  Three months ended  Six months ended
                                        ended June 30         June 30            June 30           June 30
                                             1998              1998               1999               1999
                                        =====================================================================
                                          (Note 2)          (Note 2)
Revenues
    Systems                             $    517,036    $    985,939          $  6,748,348       $ 11,674,070
    Development                               45,906          90,091                81,287            149,350
    Hardware and software maintenance         15,098          27,043               193,624            290,104
    Other                                    118,286         118,286                    --                 --
                                        ---------------------------------------------------------------------
                                             696,326       1,221,359             7,023,259         12,113,524
Cost of sales
    Systems                                  471,115         818,209             5,295,951          9,491,626
    Development                               19,152          36,736                31,443             54,245
    Hardware and software maintenance             --           8,757               208,455            333,989
    Other                                     92,267          92,267                    --                 --
                                        ---------------------------------------------------------------------
                                             582,534         955,969             5,535,849          9,879,860
                                        ---------------------------------------------------------------------
Gross margin                                 113,792         265,390             1,487,410          2,233,664

Research and development, net of tax
    credits                                   83,703         116,686                50,884            110,956
Selling, general, administrative and
    other expenses                         1,398,162       2,320,068             1,005,674          2,156,770
Amortization of capital assets                34,268          68,156                71,933            121,352
                                        ---------------------------------------------------------------------
Earnings (loss) before undernoted
    items                                 (1,402,341)     (2,239,520)              358,919           (155,414)

Other
    Investment income                        134,374         245,239               200,712            229,925
    Foreign exchange gain (loss)             319,180         246,168              (131,269)          (220,975)
                                        ---------------------------------------------------------------------
                                             453,554         491,407                69,443              8,950
                                        ---------------------------------------------------------------------
Net earnings (loss) for the period      $   (948,787)   $ (1,748,113)         $    428,362       $   (146,464)
                                        =====================================================================
Weighted average number of common
     shares outstanding                    7,470,408       7,448,117             9,292,011          8,413,457
                                        =====================================================================
Net earnings (loss) per common share    $      (0.13)   $      (0.23)         $       0.05       $      (0.02)
                                        =====================================================================

OPTIMAL ROBOTICS CORP.

INTERIM STATEMENT OF DEFICIT
(unaudited)
(stated in United States dollars, unless otherwise noted)

                                      Three months     Six months    Three months    Six months
                                      ended June 30   ended June 30  ended June 30  ended June 30
                                          1998           1998            1999           1999
                                     -------------------------------------------------------------
                                        (Note 2)        (Note 2)
Deficit, beginning of period         $(6,165,952)     $(5,366,626)    $(9,852,216)    $(9,277,390)

Net earnings (loss) for the period      (948,787)      (1,748,113)        428,362        (146,464)
                                     -------------------------------------------------------------
Deficit, end of period               $(7,114,739)     $(7,114,739)    $(9,423,854)    $(9,423,854)
                                     =============================================================

OPTIMAL ROBOTICS CORP.

INTERIM STATEMENT OF CASH FLOWS
(unaudited)
(stated in United States dollars, unless otherwise noted)

                                                                 Six months ended June 30
                                                                    1998            1999
                                                               ============================
                                                                  (Note 2)
Cash provided by (used in)
Operating activities
    Net loss for the period                                    $ (1,748,113)   $   (146,464)
    Items not affecting cash
        Amortization of capital assets                               68,156         121,352
        Unrealized foreign exchange gain on contract advance             --         (11,778)
    Change in non-cash operating working capital items
        Increase in accounts receivable                             (31,867)     (4,621,835)
        Increase in inventory                                       (14,496)       (499,448)
        Increase in tax credits receivable                          (58,685)        (72,773)
        Decrease (increase) in prepaid expenses                      10,322         (43,043)
        Increase in accounts payable and accrued liabilities        129,443       2,086,032
        Increase in deferred revenue                                     --         702,212
                                                               ----------------------------
                                                                 (1,645,240)     (2,485,745)
Financing activities
    Issuance of common shares                                       432,596      24,711,624
    Decrease in contract advance                                     33,327        (125,000)
                                                               ----------------------------
                                                                    465,923      24,586,624
Investing activities
    Purchase of capital assets                                      (17,909)       (347,026)
    Decrease (increase) in short-term investments                 9,977,461     (18,172,026)
    Repayment of loan receivable                                         --           1,239
                                                               ----------------------------
                                                                  9,959,552     (18,517,813)
                                                               ----------------------------
Increase in cash and cash equivalents
    during the period                                             8,780,235       3,583,066

Effect of foreign exchange fluctuations on cash                          --        (333,194)

Cash and cash equivalents at beginning of period                    269,793         538,490
                                                               ----------------------------
Cash and cash equivalents at end of period                     $  9,050,028    $  3,788,362
                                                               ============================

Cash and cash equivalents is comprised of:
    Cash                                                       $  8,545,879    $  3,238,784
    U.S. Treasury bill                                              504,149         549,578
                                                               ----------------------------
                                                               $  9,050,028    $  3,788,362
                                                               ============================

OPTIMAL ROBOTICS CORP.

1.   Interim financial information

     The financial information as at June 30, 1999 and for the periods ended June 30, 1999 and 1998 is unaudited; however, in the opinion of management, all adjustments necessary to present fairly the results of the periods have been included. The adjustments made were of a normal, recurring nature. Interim results may not necessarily be indicative of results expected for the year.

2.   Accounting policies

     Change in reporting currency

     The financial statements of the Company were presented in Canadian dollars up to December 31, 1997. Effective December 31, 1998, the U.S. dollar has been adopted as the reporting currency. The functional currency continues to be the Canadian dollar. The statements of operations and deficit for the three and six months ended June 30, 1998 and cash flows for the six months ended June 30, 1998 are presented in U.S. dollars in accordance with a translation of convenience method using the representative exchange rate at December 31, 1998 of US$1.00 = Cdn$1.5333. The translated amount for non-monetary items at December 31, 1998 became the historical basis for those items in subsequent reporting periods. The financial statements for the three and six months ended June 30, 1999 have been translated using the current rate method.

3.   Capital stock

     On May 10, 1999, the Company filed a registration statement with the Securities and Exchange Commission qualifying the issuance of 3,000,000 common shares for gross proceeds of $9.00 per share. Proceeds from the offering amounted to $24,414,125 net of underwriting discounts and other expenses of $2,585,875.

4.   Research and development

                               Three months    Six months ended   Three months    Six months ended
                              ended June 30        June 30        ended June 30       June 30
                                   1998              1998             1999              1999
                              --------------------------------------------------------------------
     Research and development
        expenses                $ 111,996         $ 175,371        $  83,896        $ 183,646
     Tax credits earned           (28,293)          (58,685)         (33,012)         (72,690)
                              --------------------------------------------------------------------
                                $  83,703         $ 116,686        $  50,884        $ 110,956
                              --------------------------------------------------------------------

5.   Net earnings (loss) per common share

     The net earnings (loss) per common share has been calculated on the weighted average number of shares outstanding. Fully diluted net earnings
     (loss) per common share has not been presented as the effect would be anti-dilutive.

OPTIMAL ROBOTICS CORP.

6. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP

     Statement of operations

     Transactions entered into after December 15, 1995 in which an entity acquires goods and services from non-employees in exchange for equity instruments are required to be recorded at fair value (SFAS No. 123).

     For stock-based compensation plans, the Company has chosen to use the intrinsic value method (APB Opinion No. 25), which requires compensation cost to be recognized on the difference, if any, between the quoted market price of the stock as at the grant date and the amount the individual must pay to acquire the stock. Variable stock option plans require subsequent changes in the fair value of the underlying stock to be recorded as an adjustment to compensation cost. The options issued in 1997 have a cashless exercise option and accordingly, they are accounted for as variable stock option plans. On April 22, 1998, option holders waived the cashless exercise option on options to acquire 1,507,000 common shares. Therefore, subsequent changes in the fair value of the underlying stock are no longer recorded as an increase or decrease of compensation cost until the options are exercised.

OPTIMAL ROBOTICS CORP.

6. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP ...continued

     Under Canadian GAAP, compensation expense is not recognized.

                                    Three months        Six months       Three months       Six months
                                    ended June 30      ended June 30     ended June 30     ended June 30
                                        1998               1998              1999              1999
                                  ======================================================================
Net earnings (loss) for the
  period in accordance
  with Canadian GAAP              $   (948,787)      $ (1,748,112)      $    428,362       $   (146,464)

Stock-based compensation
  costs                             (2,805,004)       (11,412,387)        (1,343,814)        (1,706,745)

Change in reporting currency           (56,795)          (114,297)                --                 --
                                  ----------------------------------------------------------------------
Net loss for the period in
  accordance with
  U.S. GAAP                         (3,810,586)       (13,274,796)          (915,452)        (1,853,209)

Other comprehensive income
  Foreign currency
    translation adjustments           (386,514)          (301,176)            27,166            148,725
                                  ----------------------------------------------------------------------
Comprehensive loss                $ (4,197,100)      $(13,575,972)      $   (888,286)      $ (1,704,484)
                                  ======================================================================
Weighted average number of
  common shares outstanding          7,470,408          7,448,117          9,292,011          8,413,457
                                  ======================================================================
Net loss per common share         $      (0.51)      $      (1.78)      $      (0.10)      $      (0.22)
                                  ======================================================================

OPTIMAL ROBOTICS CORP.

6. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP ...continued

     Balance sheet

                                       December 31, 1998                     June 30, 1999
                                As reported         U.S. GAAP         As reported        U.S. GAAP
                               =====================================================================
Loans receivable               $    161,807       $    144,133       $    168,319       $    151,059
                               =====================================================================
Shareholders' equity
   Share capital               $ 16,850,531       $ 19,420,856       $ 41,562,155       $ 44,269,186
   Other capital                     23,240         18,798,880             23,240         20,449,688
   Deficit                       (9,277,390)       (29,107,267)        (9,451,242)       (30,960,476)
   Cumulative translation
       adjustment                        --                 --            229,080                 --
   Accumulated other
       comprehensive
       income                            --         (1,533,762)                --         (1,385,037)
                               ---------------------------------------------------------------------
                               $  7,596,381       $  7,578,707       $ 32,363,233       $ 32,373,361
                               =====================================================================

OPTIMAL ROBOTICS CORP.

6. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP ...continued

     Change in reporting currency

     As mentioned in Note 2, the Company adopted in 1998 the U.S. dollar as its reporting currency. Under U.S. GAAP, the financial statements, including prior years, are translated according to the current rate method. Under Canadian GAAP, at the time of change in reporting currency, the historical financial statements are presented using a translation of convenience (see
     Note 2).

     Under Canadian GAAP, the statements of operations for the three and six months ended June 30, 1998 were translated into U.S. dollars using an exchange rate of US$1.00 = Cdn$1.5333 (see Note 2). Under U.S. GAAP, revenues and expenses would be translated at exchange rates prevailing at the respective transaction dates. The average exchange rates for the three and six months ended June 30, 1998 were 1.4467 and 1.4386, respectively.

     Statement of cash flows

     Under Canadian GAAP, the statement of cash flows for the six months ended June 30, 1998 was translated into U.S. dollars using an exchange rate of US$1.00 = Cdn$1.5333 (see Note 2). Under U.S. GAAP, the historical exchange rate on the dates of the cash flow activities would be used. For the six months ended June 30, 1999, there were no material differences in the statement of cash flows under U.S. GAAP versus Canadian GAAP. Following is a summary cash flow statement for the six months ended June 30, 1998 under U.S. GAAP:

Operating activities                                               $ (1,759,537)
Financing activities                                                    496,594
Investing activities                                                 10,615,168

                                                                   ------------

Increase in cash and cash equivalents for the period                  9,352,225
Effect of foreign exchange fluctuations on cash                        (571,990)
Cash and cash equivalents at beginning of period                        269,793
                                                                   ------------
Cash and cash equivalents at end of period                         $  9,050,028
                                                                   ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Some of the statements contained in this quarterly report contain forward-looking statements, which may include information concerning growth and operating strategies, liquidity and capital expenditures and financing plans. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those anticipated in these forward-looking statements.

Results of Operations

     The  following   discussion  and  analysis  of  the  Company's  results  of operations and liquidity and capital resources should be read in conjunction with the financial information and the financial statements of the Company and their related notes appearing elsewhere herein. The financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in Canada, which conform in all material respects with U.S. GAAP except as disclosed in Note 6 to the financial statements, which explains the nature of the differences between Canadian and U.S. GAAP and their impact on the financial statements.

First six months of 1999 compared with First Six Months 1998

     Total revenue increased by $10,892,165, or 892% from $1,221,359 in 1998 to $12,113,524 in 1999. In 1999, the Company sold 119 U-Scan(R) Express systems, compared with 16 systems in 1998. The growth in systems sales is due to a significant increase in orders from existing customers, which produced $10,688,131 of additional systems revenue. Development revenue, which relates to the POS business, increased by $59,259, or 66%. Service contract revenue recognized for hardware and software maintenance increased by $263,061, or 973%, because of the increased number of stores that entered into contracts with the Company after purchasing U-Scan(R) Express systems.

     Total cost of sales increased by $8,923,891, or 933%, from $955,969 in 1998 to $9,879,860 in 1999. Overall gross margin as a percentage of sales decreased from 22% in 1998 to 18% in 1999. This decrease resulted primarily from additional software and hardware maintenance costs. In addition, the gross margin in 1999 is lower than it would have been if the PSC arrangement had not been altered on April 1, 1998. Gross margin on system sales increased from 17% in 1998 to 19% in 1999. In the first six months of 1999, a negative gross margin of 15% was realized on hardware and software maintenance revenue because hardware maintenance costs, which are recognized as incurred, exceeded hardware maintenance revenues, which are fixed by contract and recognized evenly over the term thereof. The gross margin on development revenues increased from 59% in 1998 to 64% in 1999.

     Net research and development expenses decreased by $5,730, or 5%, from 1998 to 1999. As a percentage of sales, research and development expenses decreased from 10% in 1998 to 1% in 1999. This decrease resulted from the substantial increase in the number of U-Scan(R) Express systems sold in 1999 as compared to 1998.

     Selling, general and administrative and other expenses decreased by $163,298, or 7% in 1999 compared to 1998. As a percentage of sales, these expenses decreased from 190% in 1998 to 18% in 1999. This decrease resulted from the substantial increase in the number of U-Scan(R) Express systems sold in 1999 as compared to 1998.

Second Quarter of 1999 Compared with Second Quarter of 1998

     Total revenues increased by $6,326,933, or 909%, from $696,326 in 1998 to $7,023,259 in 1999. Sales of U-Scan(R) Express grew from 9 systems in 1998 to 68 systems in 1999, producing $6,231,312 of additional systems revenue, an increase of 1205%. Development revenues increased by $35,381, or 77%. Service contract revenue recognized for hardware and software maintenance increased by $178,526, or 1182%.

     Total cost of sales increased by $4,953,315, or 850%, from $582,534 in 1998 to $5,535,849 in 1999. Gross margin increased as a percentage of sales from 16% in 1998 to 21% in 1999 which was primarily due to the increased gross margin on system sales from 9% in 1998 to 21% in 1999. In the second quarter of 1999, a negative gross margin of 8% was realized on hardware and software maintenance revenue. The gross margin on development revenue increased from 58% in 1998 to 61% in 1999.

     Net research and development expenses decreased by $32,819, or 39%, from 1998 to 1999. As a percentage of sales, research and development expenses decreased from 12% in 1998 to 1% in 1999. This decrease resulted from the substantial increase in the number of U-Scan(R) Express systems sold in 1999 as compared to 1998.

     Selling, general and administrative and other expenses decreased by $392,488, or 28% in 1999 compared to the second quarter of 1998. As a percentage of sales, these expenses decreased from 201% in 1998 to 14% in 1999. This decrease resulted from the substantial increase in the number of U-Scan(R) Express systems sold in 1999 as compared to 1998.

Liquidity and Capital Resources

     As of June 30, 1999, the Company had working capital of $31,858,389 which included cash, cash equivalents and investment grade commercial paper of $27,914,644. Operating activities for the first six months of 1999 used $2,485,745 as compared with $1,645,240 in 1998.

     The Company believes that it has sufficient working capital to meet its needs for the next 12 months.

     In the first six months of 1999, the Company had capital expenditures of $347,026, principally relating to the acquisition of computer equipment and office furniture. Until June 1999, the Company was leasing all of the office furniture at its head office in Montreal. In June 1999, the balance of this lease was paid in full.

     On May 20, 1999, the Company sold 3,000,000 Class "A" shares to the public at a price of $9.00 per share, less offering costs and commissions for a net cash proceeds of $24,414,125. For the six month period ended June 30, 1999 the Company also issued 226,271 Class "A" shares pursuant to the exercise of options and warrants, resulting in net cash proceeds of $297,499.

     The Company maintains an operating line of credit in the amount of $500,000 CAD with its banker. In March 1999, the Company increased its credit through the opening of a brokerage margin account and closed this account in June 1999 as it was no longer necessary after the May 20, 1999 public offering.

     In connection with the original agreement with PSC, the Company received a $500,000 contract advance. In 1998, a repayment of $125,000 was made and in January 1999, a further $125,000 repayment was made. The final repayment of $250,000 is due on December 31, 2000.

Year 2000 Issues

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, computer systems and software used by the Company's customers will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists in the software industry and other industries concerning the scope and magnitude of problems associated with the century change. The Company recognizes the need to ensure that its operations will not be adversely affected by Year 2000 software problems.

     The Company has completed its assessment of the Year 2000 issues in the software contained in its products and the software contained in its internal systems. Based on its current assessment, the Company has determined that the consequences of the Year 2000 issues with respect thereto will not have a material effect on its business, results of operation or financial condition. Upgrades required to make current internal systems Year 2000 ready were installed and tested by June 30, 1999, at a cost that was not material to the Company. All internal systems installed hereafter will be tested and verified for Year 2000 readiness at the time of installation at no additional cost. No alteration to the software contained in the Company's products will be necessary. However, the Company's products are generally integrated into a store's information systems, which we may not be able to adequately evaluate for Year 2000 readiness. Although it has not been a party to any litigation or arbitration involving its products or services related to Year 2000 readiness issues, the Company may in the future be required to defend its products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000 related disputes, regardless of the merits of such disputes, and any liability the Company may have for Year 2000 related damages, including consequential damages, could materially adversely affect its business, financial condition and operating results.

     The Company has prepared a questionnaire to verify the Year 2000 readiness of all third parties that could cause a material impact on the Company. When these questionnaires have been completed and returned by such third parties, the Company should be able to assess their Year 2000 readiness. Even if certain third parties are not ready for the Year 2000, however, the Company believes that their situation will not have a material effect on the Company's business, results of operation or financial condition. The Company has multiple suppliers for each component of its products and, accordingly, the readiness of any single supplier of a component would not be expected to have a material impact on the Company. If any of its major suppliers are unprepared for the Year 2000, the Company believes that it could perform the function currently being performed by any of its major suppliers or could find a substitute supplier without suffering a material effect on business, results of operation or financial condition. The Company does not have any ongoing responsibility for the Year 2000 readiness of customers (other than in regard to the Company's products) or the vendors to those customers. Should such a customer suffer Year 2000 related problems, the Company would not necessarily share the effects of the problems. For example, the software in the U-Scan(R) Express reads dates on credit, debit and other similar cards and accesses third party systems such as bank networks (which may not be Year 2000 ready) to obtain authorization for the use of the cards. The customer alone is responsible for dealing with these networks to ensure that they are Year 2000 ready. If, in the future, a potential customer should suffer from Year 2000 related problems or make expenditures on Year 2000 related matters, it is likely that the purchase of the Company's products would be delayed. The Company is not aware of any such delays to date.

     To date, the Company has not incurred any material costs directly associated with its Year 2000 readiness efforts, except for compensation expenses associated with its salaried employees who have devoted some of their time to the Company's Year 2000 assessment and remediation efforts. As discussed above, the Company does not expect the total cost of Year 2000 problems to be material to its business, financial condition and operating results. However, during the months prior to the century change, it will continue to evaluate new versions of its software and products supplied to it. Despite its current assessment, the Company may not identify and correct all significant Year 2000 problems on a timely basis.

     The reasonable worst case Year 2000 scenario for the Company would include the partial or complete shutdown of potential and existing customers' information systems. A shutdown would prevent or delay purchases of U-Scan(R) Express systems. The Company has no contingency plan for dealing with this scenario and is not planning to develop one. The cost to the Company should this scenario occur would be the sales that are lost or deferred until customers' Year 2000 problems are remedied. The Company will seek to mitigate its losses by dealing with customers, if any, that do not suffer Year 2000 problems. If PSC encounters Year 2000 problems and is unable to perform its obligations under its agreement with the Company, the Company's contingency plan is to replace PSC by developing in-house capability or by finding a different third-party manufacturer that continues to operate. The Company believes that it could develop this capability within 60 days at a cost not to exceed $100,000. The reasonable worst case scenario would also include the failure of infrastructure, such as electricity and water supplies. The Company relies upon governmental supplies for water, electricity and other infrastructure services. Any significant failure of the infrastructure would completely shut down the Company. The Company does not have its own ability to produce infrastructure services and does not plan to develop it. The contingency plan for dealing with a failure of infrastructure is for the Company to use its best efforts to find alternate governmental or private suppliers. If the Company were unable to find alternate suppliers, all of the Company's operations would be halted unless they could be moved to a location where infrastructure supplies are available.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes since December 31, 1998.

PART II. OTHER INFORMATION

Item 1. In each of 1995 and 1996, the Company received a lawyer's letter from International Automated Systems ("IAS") alleging that the Company's U-Scan(R) Express system infringes upon IAS's patent. At such times, the Company had reviewed the claim and believed that IAS would not prevail in any lawsuit and that such a lawsuit would not have a material adverse effect on the Company's business or prospects.

The Company has been informed that on July 2, 1999, IAS alleging patent infringement filed a complaint against the Company in the State of Utah. The complaint has not yet been served on the Company. The Company continues to believe that IAS will not prevail, believes that the lawsuit will not have a material adverse effect on the Company's business or prospects, and intends to vigorously defend the claim.

Item 2. The registrant has nothing to report under this item.

Items 3. The registrant has nothing to report under this item.

Item 4. The registrant held its annual meeting of the shareholders on June 28, 1999. The following resolutions were adopted:

--------------------------------------------------------------------------------
Resolution                     Votes For        Votes Against       Withheld
--------------------------------------------------------------------------------
Election of Directors          7,276,647                             2,367
--------------------------------------------------------------------------------
Re-appointment of Price        7,283,776                             2,192
WaterhouseCoopers as
Auditors
--------------------------------------------------------------------------------

Items 5. The registrant has nothing to report under this item.

Item 6.

(a)  Exhibits - Not applicable.

(b)  Reports on Form 8K - None

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OPTIMAL ROBOTICS CORP.


Dated: July 23, 1999                  By: /s/ Gary S. Wechsler
                                          ----------------------------------
                                              Gary S. Wechsler, C.A.
                                              Secretary, Treasurer and
                                              Chief Financial Officer