Form 10-Q
period 1999-09-30
OPTIMAL ROBOTICS CORP
filed 1999-10-26
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


                         Commission file number 0-28572




                             OPTIMAL ROBOTICS CORP.
             (Exact name of registrant as specified in its charter)


CANADA                                      98-0160833
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)



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

Yes _X_        No _____


At October 22, 1999, the registrant had 11,085,549 Class "A" shares (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


     The financial statements required by item 1 are set forth on pages 3-12.

OPTIMAL ROBOTICS CORP.

INTERIM
FINANCIAL STATEMENTS

(stated in United States dollars)
September 30, 1999

OPTIMAL ROBOTICS CORP.

INTERIM BALANCE SHEET
(stated in United States dollars, unless otherwise noted)

                                                                  September 30     December 31
                                                                      1999            1998
                                                                  ----------------------------
                                                                   (unaudited)
Assets

Current assets
    Cash                                                          $  2,342,937    $       --
    U.S. Treasury bill, at cost                                        558,227         538,490
    Short-term investments                                          24,078,124       5,524,819
    Accounts receivable, net of allowance for doubtful accounts
        of nil (1998 - nil)                                          7,705,289       1,219,716
    Inventory                                                        2,432,683       1,401,049
    Tax credits receivable                                             125,392         114,494
    Prepaid expenses                                                    77,056           2,935
                                                                  ----------------------------
                                                                    37,319,708       8,801,503

Loans receivable                                                       167,813         161,807

Capital assets                                                         653,658         365,869
                                                                  ----------------------------
                                                                  $ 38,141,179    $  9,329,179
                                                                  ============================



Liabilities

Current liabilities
    Accounts payable and accrued liabilities                      $  2,083,396    $  1,233,014
    Deferred revenue                                                 1,299,973         124,784
    Current portion of contract advance                                   --           125,000
                                                                  ----------------------------
                                                                     3,383,369       1,482,798

Contract advance                                                       250,000         250,000
                                                                  ----------------------------
                                                                     3,633,369       1,732,798

Contingency (Note 5)

Shareholders' Equity

Share capital                                                       42,321,981      16,850,531

Other capital                                                           23,240          23,240

Cumulative translation adjustment                                      166,215            --

Deficit                                                             (8,003,626)     (9,277,390)
                                                                  ----------------------------
                                                                    34,507,810       7,596,381
                                                                  ----------------------------
                                                                  $ 38,141,179    $  9,329,179
                                                                  ============================

OPTIMAL ROBOTICS CORP.

INTERIM STATEMENT OF OPERATIONS
(unaudited)
(stated in United States dollars, unless otherwise noted)

                                              Three months          Nine months          Three months          Nine months
                                                  ended               ended                 ended                ended
                                               September 30        September 30          September 30         September 30
                                                   1999                1999                  1998                 1998
                                               ---------------------------------------------------------------------------
                                                                                           (Note 2)              (Note 2)
Revenues
    Systems                                    $10,342,151          $22,016,221          $ 2,617,735           $ 3,603,674
    Development                                     76,381              225,731               52,898               142,989
    Hardware and software maintenance              267,554              557,658               51,505                78,548
    Other                                             --                   --                   --                 118,286
                                               ---------------------------------------------------------------------------

                                                10,686,086           22,799,610            2,722,138             3,943,497

Cost of sales
    Systems                                      7,816,795           17,308,421            2,402,405             3,229,371
    Development                                     24,832               79,077               22,827                59,562
    Hardware and software maintenance              286,090              620,079               38,592                38,592
    Other                                             --                   --                   --                  92,267
                                               ---------------------------------------------------------------------------
                                                 8,127,717           18,007,577            2,463,824             3,419,792
                                               ---------------------------------------------------------------------------

Gross margin                                     2,558,369            4,792,033              258,314               523,705

Research and development, net of tax
    credits                                         66,448              177,404               25,868               142,553
Selling, general, administrative and
    other expenses                               1,604,894            3,761,664            1,624,516             3,944,585
Amortization of capital assets                     101,135              222,487               34,268               102,424

                                               ---------------------------------------------------------------------------

Earning (loss) before undernoted
    items                                          785,892              630,478           (1,426,338)           (3,665,857)

Other
    Investment income                              319,359              549,284              115,243               360,482
    Foreign exchange gain                          314,977               94,002              289,731               535,898

                                               ---------------------------------------------------------------------------
                                                   634,336              643,286              404,974               896,380
                                               ---------------------------------------------------------------------------

Net earnings (loss) for
    the period                                 $ 1,420,228          $ 1,273,764          $(1,021,364)          $(2,769,477)
                                               ===========================================================================


Weighted average number of common
    shares outstanding                          10,784,114            9,212,360            7,474,278             7,456,933
                                               ===========================================================================

Basic net earnings (loss) per common
    share                                      $      0.13          $      0.14          $     (0.14)          $     (0.37)
                                               ===========================================================================

Fully diluted net earnings (loss)
    per common share                           $      0.12          $      0.14          $     (0.14)          $     (0.37)
                                               ===========================================================================

OPTIMAL ROBOTICS CORP.

INTERIM STATEMENT OF DEFICIT
(unaudited)
(stated in United States dollars, unless otherwise noted)

                                              Three months          Nine months          Three months          Nine months
                                                  ended               ended                 ended                ended
                                               September 30        September 30          September 30         September 30
                                                   1999                1999                  1998                 1998
                                               ---------------------------------------------------------------------------
                                                                                           (Note 2)              (Note 2)
Deficit, beginning of period                   $(9,423,854)         $(9,277,390)         $(7,114,739)          $(5,366,626)

Net earnings (loss) for
    the period                                   1,420,228            1,273,764           (1,021,364)           (2,769,477)
                                               ---------------------------------------------------------------------------

Deficit, end of period                         $(8,003,626)         $(8,003,626)         $(8,136,103)          $(8,136,103)
                                               ===========================================================================

OPTIMAL ROBOTICS CORP.

INTERIM STATEMENT OF CASH FLOWS
(unaudited)
(stated in United States dollars, unless otherwise noted)

                                                                        Nine months ended September 30
                                                                          1999                   1998
                                                                    --------------------------------------
                                                                                                (Note 2)
Cash provided by (used in)

Operating activities
    Net earnings (loss) for the period                                 $  1,273,764           $ (2,769,477)
    Items not affecting cash
        Amortization of capital assets                                      222,487                102,424
        Unrealized foreign exchange gain on contract advance                (11,041)                  --
    Change in non-cash operating working capital items
        Increase in accounts receivable                                  (6,324,270)            (1,520,432)
        Increase in inventory                                              (952,678)              (316,009)
        Decrease (increase) in tax credits receivable                        (5,662)                28,422
        Decrease (increase) in prepaid expenses                             (72,765)                14,975
        Increase in accounts payable and accrued liabilities                782,584                826,414
        Increase in deferred revenue                                      1,150,223                 85,251
                                                                    --------------------------------------

                                                                         (3,937,358)            (3,548,432)

Financing activities
    Increase in bank indebtedness                                              --                  192,032
    Issuance of common shares                                            25,453,562                432,596
    Repayment of loan under Employee Stock Purchase Agreement                17,593                   --
    Decrease in contract advance                                           (125,000)                51,099
                                                                    --------------------------------------

                                                                         25,346,155                675,727

Investing activities
    Purchase of capital assets                                             (488,645)               (29,137)
    Decrease (increase) in short-term investments                       (18,196,067)             3,161,300
                                                                    --------------------------------------
                                                                        (18,684,712)             3,132,163
                                                                    --------------------------------------

Increase in cash and cash equivalents during the period                   2,724,085                259,458

Effect of foreign exchange fluctuations on cash                            (361,411)                  --

Cash and cash equivalents at beginning of period                            538,490                269,793
                                                                    --------------------------------------

Cash and cash equivalents at end of period                             $  2,901,164           $    529,251
                                                                    --------------------------------------


Cash and cash equivalents is comprised of
    Cash                                                               $  2,342,937           $       --
    U.S. Treasury bill                                                      558,227                529,251
                                                                    --------------------------------------

                                                                       $  2,901,164           $    529,251
                                                                    ======================================

OPTIMAL ROBOTICS CORP.


NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 1999


1    Interim financial information

     The financial information as at September 30, 1999 and for the periods ended September 30, 1999 and 1998 is unaudited; however, in the opinion of management, all adjustments necessary to present fairly the results of the periods have been included. The adjustments made were of a normal, recurring nature. Interim results may not necessarily be indicative of results expected for the year.

2    Accounting policies

     Change in reporting currency

     The financial statements of the Company were presented in Canadian dollars up to December 31, 1997. Effective December 31, 1998, the U.S. dollar has been adopted as the reporting currency. The functional currency continues to be the Canadian dollar. The statements of operations and deficit for the three and nine months ended September 30, 1998 and statement of cash flows for the nine months ended September 30, 1998 are presented in U.S. dollars in accordance with a translation of convenience method using the representative exchange rate at December 31, 1998 of US$1.00 = Cdn$1.5333. The translated amount for non-monetary items at December 31, 1998 became the historical basis for those items in subsequent reporting periods. The financial statements for the three and nine months ended September 30, 1999 have been translated using the current rate method.

3    Research and development

                                           Three months                           Three months
                                         ended September     Nine months ended  ended September    Nine months ended
                                             30 1999         September 30 1999      30 1998        September 30 1998
                                        -----------------------------------------------------------------------------
                                                                                    (Note 2)            (Note 2)
        Research and development
           expenses                         $     102,832     $     286,478     $      38,361    $     213,731
        Tax credits earned                        (36,384)         (109,074)          (12,493)         (71,178)
                                        -----------------------------------------------------------------------------

                                            $      66,448     $     177,404     $      25,868    $     142,553
                                        =============================================================================


4    Basic net earnings (loss) per common share

     The basic net earnings (loss) per common share has been calculated on the weighted average number of shares outstanding.

     Fully diluted net earnings per share has been determined using the weighted average number of common shares plus any dilutive common share equivalents outstanding during the period. Net earnings for the period are increased by the estimated additional earnings on the proceeds from exercise of dilutive common share equivalents.

OPTIMAL ROBOTICS CORP.


NOTES TO INTERIM FINANCIAL STATEMENTS...continued
September 30, 1999


5    Contingency

     On July 2, 1999, legal proceedings were instituted against the Company alleging patent infringement. The Company has filed a defence against the claim and believes that the claim is without merit; therefore, no provision has been made in the financial statements.

6 Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP

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

OPTIMAL ROBOTICS CORP.


NOTES TO INTERIM FINANCIAL STATEMENTS...continued
September 30, 1999


6 Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP ...continued

     Under Canadian GAAP, compensation expense is not recognized.

     Under U.S. GAAP, fully diluted earnings per share is calculated using the treasury stock method.

                                  Three months          Nine months          Three months       Nine months
                                      ended               ended                 ended             ended
                                   September 30        September 30          September 30       September 30
                                       1999                1999                  1998             1998
                                ---------------------------------------------------------------------------
Net earnings (loss) for the
   period in accordance with
   Canadian GAAP                   $  1,420,228        $  1,273,764        $ (1,021,364)       $ (2,769,477)

Stock-based compensation
   costs                               (603,839)         (2,310,584)           (268,034)        (11,680,421)

Change in reporting currency               --                  --               (12,519)           (126,816)
                                ---------------------------------------------------------------------------

Net earnings (loss) for the
   period in accordance with
   U.S. GAAP                            816,389          (1,036,820)         (1,301,917)        (14,576,714)

Other comprehensive income
   Foreign currency
       translation
       adjustments                       35,846             184,571            (383,066)           (684,242)
                                ---------------------------------------------------------------------------

Comprehensive income (loss)        $    852,235            (852,249)       $ (1,684,983)       $(15,260,956)
                                ===========================================================================


Weighted average number of
   common shares outstanding         10,784,114           9,212,360           7,474,278           7,456,933
                                ===========================================================================

Basic net earnings (loss)
   per common share                $       0.08               (0.11)       $      (0.17)       $      (1.95)
                                ===========================================================================


Fully diluted net earnings
   (loss) per common share         $       0.07               (0.11)       $      (0.17)       $      (1.95)
                                ===========================================================================

OPTIMAL ROBOTICS CORP.


NOTES TO INTERIM FINANCIAL STATEMENTS...continued
September 30, 1999

6 Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP ...continued

                                              September 30, 1999                    December 31, 1998
                                        As reported         U.S. GAAP         As reported        U.S. GAAP
                                     ---------------------------------------------------------------------------
        Loans receivable                $      167,813    $      150,607     $      161,807    $      144,133
                                     ---------------------------------------------------------------------------


        Shareholders' equity
           Share capital                $   42,321,981        46,395,648     $   16,850,531    $   19,420,856
           Other capital                        23,240        19,588,234             23,240        18,798,880
           Deficit                          (8,003,626)      (30,144,087)        (9,277,390)      (29,107,267)
           Cumulative translation
               adjustment                      166,215                --                 --                --
           Accumulated other
               comprehensive income                 --        (1,349,191)                --        (1,533,762)
                                     ---------------------------------------------------------------------------

                                        $   34,507,810    $   34,490,604     $    7,596,381    $    7,578,707
                                     ===========================================================================


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

     Under Canadian GAAP, the statements of operations for the three and nine months ended September 30, 1998 were translated into U.S. dollars using an exchange rate of US$1.00 = Cdn$1.5333 (see Note 2). Under U.S. GAAP, revenues and expenses would be translated at exchange rates prevailing at the respective transaction dates. The average exchange rates for the three and nine months ended September 30, 1998 were 1.5147 and 1.4639, respectively.

OPTIMAL ROBOTICS CORP.


NOTES TO INTERIM FINANCIAL STATEMENTS...continued
September 30, 1999


6 Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP ...continued

     Statement of cash flows

     Under Canadian GAAP, the statement of cash flows for the nine months ended September 30, 1998 was translated into U.S. dollars using an exchange rate of US$1.00 = Cdn$1.5333 (see Note 2). Under U.S. GAAP, the historical exchange rate on the dates of the cash flow activities would be used. For the nine months ended September 30, 1999, there were no material differences in the statement of cash flows under U.S. GAAP versus Canadian GAAP. Following is a summary cash flow statement for the nine months ended September 30, 1998 under U.S. GAAP:

        Operating activities                                   $   (3,675,248)
        Financing activities                                          707,762
        Investing activities                                        3,280,651
                                                               -----------------

        Increase in cash and cash equivalents for the period          313,165
        Effect of foreign exchange fluctuations on cash               (53,707)
        Cash and cash equivalents at beginning of period              269,793
                                                               -----------------

        Cash and cash equivalents at end of period             $      529,251
                                                               =================

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

Reporting Currency

     The comparative financial statements for the three and nine month periods ended September 30, 1998 are presented in U.S. dollars in accordance with the translation of convenience method using the representative exchange rate at December 31, 1998 of US$1.00 = Cdn$1.5333

First nine months of 1999 compared with first nine months 1998

     Total revenue increased by $18,856,113 or 478% from $3,943,497 in 1998 to $22,799,610 in 1999. In 1999, the Company sold 224 U-Scan(R) Express systems, compared with 40 systems in 1998. The growth in systems sales is due to a significant increase in orders from existing customers, which produced $18,412,547 of additional systems revenue. Development revenue, which relates to the POS business, increased by $82,742, or 58%. Service contract revenue recognized for hardware and software maintenance increased by $479,110, or 610%, because of increased sales and the related increase in the number of stores that entered into contracts with the Company after purchasing U-Scan(R) Express systems.

     Total cost of sales increased by $14,587,785 or 427%, from $3,419,792 in 1998 to $18,007,577 in 1999. Overall gross margin as a percentage of total revenue increased from 13% in 1998 to 21% in 1999. This increase resulted primarily from taking advantage of economies of scale and reducing the costs of installing and servicing our products. Gross margin on system sales increased from 10% in 1998 to 21% in 1999. In the first nine months of 1999, a negative gross margin of 11% was realized on hardware and software maintenance revenue because of the increase in the related hardware and software maintenance costs that are required to support the rapid deployment of systems. The gross margin on development revenue increased from 58% in 1998 to 65% in 1999.

     Net research and development expenses increased by $34,851, or 24%, from 1998 to 1999. As a percentage of total revenue, research and development expenses decreased from 4% in 1998 to 1% in 1999. This percentage decrease resulted from the substantial increase in the number of U-Scan(R) Express systems sold in 1999 as compared to 1998.

     Selling, general and administrative and other expenses decreased by $182,921, or 5% in 1999 compared to 1998. As a percentage of total revenue, these expenses decreased from 100% in 1998 to 16% in 1999. This percentage decrease resulted from the substantial increase in the number of U-Scan(R) Express systems sold in 1999 as compared to 1998.

Third quarter of 1999 compared with third quarter of 1998

     Total revenue increased by $7,963,948, or 293%, from $2,722,138 in 1998 to $10,686,086 in 1999. Sales of U-Scan(R) Express grew from 24 systems in 1998 to 105 systems in 1999, producing $7,724,416 of additional systems revenue, an increase of 295%. Development revenue increased by $23,483, or 44%. Service contract revenue recognized for hardware and software maintenance increased by $216,049, or 419%.

     Total cost of sales increased by $5,663,893, or 230%, from $2,463,824 in 1998 to $8,127,717 in 1999. Gross margin increased as a percentage of total revenue from 9% in 1998 to 24% in 1999 which was primarily due to the increased gross margin on system sales which increased from 8% in 1998 to 24% in 1999. In the third quarter of 1999, a negative gross margin of 7% was realized on hardware and software maintenance revenue. The gross margin on development revenue increased from 57% in 1998 to 67% in 1999.

     Net research and development expenses increased by $40,580, or 157%, from 1998 to 1999. As a percentage of total revenue, research and development expenses remained constant at approximately 1%.

     Selling, general and administrative and other expenses decreased by $19,622, or 1% in 1999 compared to the third quarter of 1998. As a percentage of total revenue, these expenses decreased from 60% in 1998 to 15% in 1999. This percentage decrease resulted from the substantial increase in the number of U-Scan(R) Express systems sold in 1999 as compared to 1998.

Liquidity and Capital Resources

     As of September 30, 1999, the Company had working capital of $33,936,339, which included cash, cash equivalents and investment grade commercial paper of $26,979,288. Operating activities for the first nine months of 1999 used $3,937,358 as compared with $3,548,432 in 1998.

     The Company believes that it has sufficient working capital to meet its needs for the next 12 months.

     In the first nine months of 1999, the Company had capital expenditures of $488,645, principally relating to the acquisition of computer equipment, office furniture, and mobile test units.

     On May 20, 1999, the Company sold 3,000,000 Class "A" shares to the public at a price of $9.00 per share, less offering costs and commissions for a net cash proceeds of $24,169,388. For the nine-month period ended September 30, 1999 the Company also issued 610,271 Class "A" shares pursuant to the exercise of options and warrants, resulting in net cash proceeds of $1,284,174.

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

     The Company has completed its assessment of the Year 2000 issues in the software contained in its products and the software contained in its internal systems. Based on its current assessment, the Company has determined that the consequences of the Year 2000 issues with respect thereto will not have a material effect on its business, results of operation or financial condition. Upgrades required to make current internal systems Year 2000 ready were installed and tested by June 30, 1999 at a cost that was not material to the Company. All internal systems installed hereafter will be tested and verified for Year 2000 readiness at the time of installation at no additional cost. No alteration to the Company's software products will be necessary. The Company is in the process of upgrading the software operating platform used in its products to a version which is certified to be Year 2000 ready.

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

     The Company prepared a questionnaire to verify the Year 2000 readiness of all third parties that could cause a material impact on the Company. All major and most minor suppliers have responded, and have reported that they are Year 2000 ready. Even if certain third parties are not ready for the Year 2000, however, the Company believes that their situation will not have a material effect on the Company's business, results of operation or financial condition. The Company has multiple suppliers for each component of its products and, accordingly, the readiness of any single supplier of a component would not be expected to have a material impact on the Company. If any of its major suppliers are unprepared for the Year 2000, the Company believes that it could perform the function currently being performed by any of its major suppliers or could find a substitute supplier without suffering a material effect on business, results of operation or financial condition. The Company does not have any ongoing responsibility for the Year 2000 readiness of customers (other than in regard to the Company's products) or the vendors to those customers. Should such a customer suffer Year 2000 related problems, the Company would not necessarily share the effects of the problems. For example, the software in the U-Scan(R) Express reads dates on credit, debit and other similar cards and accesses third party systems such as bank networks (which may not be Year 2000 ready) to obtain authorization for the use of the cards. The customer alone is responsible for dealing with these networks to ensure that they are Year 2000 ready. If, in the future, a potential customer should suffer from Year 2000 related problems or make expenditures on Year 2000 related matters, it is likely that the purchase of the Company's products would be delayed. The Company is not aware of any such delays to date.

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

     The reasonable worst case Year 2000 scenario for the Company would include the partial or complete shutdown of potential and existing customers' information systems. A shutdown would prevent or delay purchases of U-Scan(R) Express systems. The Company has no contingency plan for dealing with this scenario and is not planning to develop one. The cost to the Company should this scenario occur would be the sales that are lost or deferred until customers' Year 2000 problems are remedied. The Company will seek to mitigate its losses by dealing with customers, if any, that do not suffer Year 2000 problems. If PSC, Inc. (the contract manufacturer of our systems) encounters Year 2000 problems and is unable to perform its obligations under its agreement with the Company, the Company's contingency plan is to replace PSC, Inc. by developing in-house capability or by finding another third-party manufacturer that continues to operate. The Company believes that it could develop this capability within 60 days at a cost not to exceed $100,000. The reasonable worst case scenario would also include the failure of infrastructure, such as electricity and water supplies. The Company relies upon governmental supplies for water, electricity and other infrastructure services. Any significant failure of the infrastructure would completely shut down the Company. The Company does not have its own ability to produce infrastructure services and does not plan to develop it. The contingency plan for dealing with a failure of infrastructure is for the Company to use its best efforts to find alternate governmental or private suppliers. If the Company were unable to find alternate suppliers, all of the Company's operations would be halted unless they could be moved to a location where infrastructure supplies are available.

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

          On July 2, 1999, IAS, alleging patent infringement, filed a complaint against the Company in the State of Utah. On October 22, 1999, the Company filed an answer to the complaint. The Company continues to believe that IAS will not prevail, believes that the lawsuit will not have a material adverse effect on the Company's business or prospects, and intends to vigorously defend the claim.

Item 2.   The registrant has nothing to report under this item.

Item 3.   The registrant has nothing to report under this item.

Item 4.   The registrant has nothing to report under this item.

Item 5.   The registrant has nothing to report under this item.

Item 6.

(a)      Exhibits - Not applicable.
(b)      Reports on Form 8K - None

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        OPTIMAL ROBOTICS CORP.





Dated: October 25, 1999                  By:  /s/ Gary S. Wechsler
                                              ----------------------------------
                                              Gary S. Wechsler, C.A.
                                              Secretary, Treasurer and Chief
                                              Financial Officer