Form 10-K
period 1999-12-31
OPTIMAL ROBOTICS CORP
filed 2000-02-24
CIK 1015923

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

   (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1999

  [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                     For the transaction period from     to

                        Commission file number 0-28572.

                               ----------------

                             OPTIMAL ROBOTICS CORP.
             (Exact name of registrant as specified in its charter)

                [Canada]                               98-0160833
                                        (I.R.S. Employer Identification Number)
     (State or other jurisdictionof
     incorporation or organization)

                               ----------------

       4700 de la Savane, Suite 101,
        Montreal, Quebec, Canada                        H4P 1T7
    (Address of principal executive                  (Postal code)
                offices)

Registrants telephone number, including              (514) 738-8885
               area code:


                                             Name of each exchange on which
          Title of each class:                         registered


     Class "A" shares, no par value              Nasdaq National Market


                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

   Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at February 23, 2000 (computed by reference to the last reported sale price of the common shares on the Nasdaq Stock Market on such date): $434,231,145.38

   Number of common Shares outstanding at February 23, 2000: 11,460,933

   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                               ----------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Item 1. BUSINESS

Company Overview

   We are the leading provider of self-checkout systems to retailers in the United States. Our principal product is the U-Scan Express, an automated self-checkout system which enables shoppers to scan, bag and pay for their purchases with little or no assistance from store personnel. We estimate that in 1999 U-Scan Express systems processed over 45 million customer transactions. The U-Scan Express can be operated quickly and easily by shoppers and makes the checkout process more convenient for them. The U-Scan Express also reduces the cost of checkout transactions to retailers and addresses labor shortage problems by replacing manned checkout counters with our automated self-checkout stations.

   As of December 31, 1999, we had installed 375 U-Scan Express systems, consisting of 1,498 checkout stations, in 328 stores of leading retailers across 29 states. Each U-Scan Express system typically includes four checkout stations and one manned supervisor terminal.

   As of January 31, 2000, we had purchase commitments for a minimum of 457 U-Scan Express systems. Purchase commitments represent general purchase orders, blanket purchase commitments or purchase contracts from customers for a designated number of U-Scan Express systems over a specified period of time. The following chart provides information regarding the U-Scan Express systems we have installed during the last five years:

                                                      1995 1996 1997 1998 1999
                                                      ---- ---- ---- ---- -----
   U-Scan Express system installations:
     Systems installed during year...................   2    6   22   57    288
     Systems installed at year-end...................   2    8   30   87    375
   U-Scan checkout stations installed at year-end....   8   32  120  346  1,498
   Customer transactions (millions)(1)...............                 12     45

--------
(1) Estimated, based on reports provided by our customers. Prior to 1998, we did not track this data.

Our Industry

   We currently target supermarket and supercenter chains in the United States with average annual sales per store in excess of $12 million. According to industry sources, there are over 11,500 of these stores in the United States. Based on information received from various supermarkets and supercenters, we believe that approximately half of all transactions at those stores are made by shoppers who purchase 15 or fewer items and who check out through express lanes. U-Scan Express, which can be quickly and easily operated, addresses these shoppers' needs by providing them with more control over the checkout process.

   The potential market for self-checkout solutions includes applications beyond supermarkets and supercenters. General merchandise stores and other big-box retailers have begun to install self-checkout systems. Other types of stores that we have identified where self-checkout systems could be used include drug stores, warehouse stores, office superstores, toy stores and home improvement centers. We recently introduced one new product for use in small retail establishments and small departments in larger stores and a second new product for use in high volume retail outlets. See "--Our Business Strategy." Additionally, we believe that a large market for self-checkout systems exists in Europe.

   We believe that the demand for self-checkout systems will continue to grow, in part because they help alleviate the significant labor shortage confronting retailers in certain markets. The U.S. Bureau of Labor Statistics has estimated that, from 1998 to 2008, the U.S. economy will require over 550,000 additional cashiers. In addition to providing stores with a dependable and economical alternative to maintaining cashiers in express checkout lanes, we believe that self-checkout systems allow large retailers to offer shoppers the speed of a small convenience store while maintaining the greater selection and lower prices of a supermarket.

  We also believe that the acceptance of self-checkout systems will increase over time much like the increase in acceptance of automated teller machines
(ATMs) and pay-at-the-pump credit/debit card machines. Banking industry sources estimate that the number of ATMs in the United States grew from 18,500 in 1980 to over 200,000 in 1999, and that the number of ATMs in use worldwide was over 700,000 at the end of 1999. According to the National Association of Convenience Stores' 1999 State of the Industry report, the percentage of convenience stores with pay-at-the-pump technology increased from less than 5% in 1990 to 50% in 1998. In the same way that many people have become more accustomed to using ATMs to conduct their banking and to paying at the pump when fueling their cars, rather than interacting with a bank teller or store attendant, we believe that consumers seeking convenience and "control" when shopping will choose to use a self-checkout system instead of paying at a traditional manned checkout counter.

Our Customers

  Our main customers have been supermarkets and supercenters, including the following retailers:

  . Kroger. Kroger is the largest supermarket retailer in the United States, and owns and operates approximately 2,200 supermarkets and 794 convenience stores. Kroger is our largest customer and recently ordered an additional 200 U-Scan Express systems, of which 43 have been installed. We presently have a total of 235 systems installed in Kroger's stores.

  . Meijer. Meijer is the second largest U.S. supercenter operator with approximately 130 stores. Its typical store size is over 175,000 square feet. We presently have 94 U-Scan Express systems installed in Meijer's stores. In January 2000, Meijer agreed to purchase up to 150 (with a minimum of 100) additional systems through June 2001, of which 10 have been installed.

  . Ahold. Ahold operates over 3,600 stores of various types in the United
    States, Europe, Asia and Latin America under various banners, including over 1,000 BI-LO, Stop & Shop, Tops, Giant and other stores in the United States. In December 1999, Ahold agreed to purchase 100 U-Scan Express systems for installation in its U.S. stores, of which five have been installed.

  . A&P. A&P operates over 700 food stores in North America. In October 1999,
    A&P informed us that it intends to purchase and install 100 U-Scan Express systems, of which 24 have been installed.

  . Wal-Mart. Wal-Mart is the world's largest retailer with over 2,850 general merchandise discount stores and supercenters in the United States alone. We presently have 18 U-Scan Express systems installed in Wal-Mart supercenters and general merchandise discount stores. Wal-Mart is continuing to work with us as they evaluate the use of U-Scan Express in their stores.

  These leading retailers figure prominently in the establishment of market standards, and we believe that our relationships with them and the increasing presence and use of our systems in their stores contribute to the market's growing acceptance of U-Scan Express. We also believe that shoppers' increasing familiarity with our systems at these retailers will facilitate future sales efforts, particularly with retailers who have not yet installed our systems in their stores.

  We believe that these customers have chosen to install U-Scan Express because it:

  . increases convenience for their shoppers, while accommodating typical shopping patterns and allowing shoppers to check out as if they were at a manned checkout counter,

  . provides the shopper with more control over the checkout process, similar to an ATM transaction,

  . builds loyalty by making shopping easier and more convenient,

  . addresses labor shortages in certain markets by replacing manned checkout counters with automated self-checkout stations, and

  . provides labor cost savings by allowing one employee to supervise four unmanned stations.

Our Competitive Advantages

   We believe that the following competitive advantages have helped us become the leading provider of self-checkout systems to retailers in the United
States:

  . the largest installed base of self-checkout systems in the United States and well-established relationships with leading retailers,

  . an established brand name and corporate identity,

  . six years' experience and expertise in designing self-checkout solutions for retailers,

  . a focused business strategy targeting the rapidly developing self-checkout market,

  .a senior management team and experienced sales force familiar with the needs of retailers, and

  . superior customer service through a 24-hour, 365-day on-line helpdesk supported by a dedicated network of service personnel.

Our Business Strategy

   Our primary objectives are to install more U-Scan Express systems in additional supermarkets and supercenters, to begin installing U-Scan Express and other self-checkout systems in other kinds of stores, and to initiate sales and installations of our systems in Europe.

   Key elements of our business strategy are to:

   Increase Installations in Existing and New Supermarket and Supercenter Accounts. We plan to increase our penetration of existing customer accounts and increase the size of our direct sales force in order to sell to new customers in North America. We are continuing to develop opportunities in Europe.

   Extend Retail Applications of Our Products and Services. In addition to our focus on transactions for supermarkets and supercenters, we have recently introduced two new products, U-Scan Carousel and U-Scan Solo, that have been designed to extend the retail applications of our U-Scan self-checkout technology. Much like the U-Scan Express, each of these new applications enables customers to scan, bag and pay for their purchases with limited or no assistance from store personnel.

   U-Scan Carousel

   To meet the demands of existing and new customers, U-Scan Carousel has been configured as a six-bag self-checkout system which can accommodate large order purchases. The U-Scan Carousel utilizes U-Scan technology that has been specifically adapted to handle large orders in the following high volume retail outlets:

  . warehouse stores,

  . general merchandise stores,

  . home improvement centers, and

  . other big-box retailers.

   This larger configuration enables these retailers to address the labor shortage found in many markets while providing a more convenient shopping experience.

   U-Scan Solo

   U-Scan Solo is a one-bag self-checkout station in which our U-Scan technology has been adapted to meet the needs of small footprint retail establishments such as drug stores, convenience stores and general merchandise stores, as well as for satellite areas, such as floral and video departments, in supermarkets and supercenters.

   The U-Scan Carousel and the U-Scan Solo are the direct results of our research and development efforts. We remain committed to developing other new products like U-Scan Carousel and U-Scan Solo on a timely and cost-effective basis and continuing to improve our current products.

   Capitalize on e-Commerce Opportunities. We are exploring various e-commerce opportunities as a means of generating additional revenue from U-Scan stations. Among these are the following:

  . We estimate that with over 45 million customer transactions through U-
    Scan Express systems in 1999, U-Scan touchscreens received over two million hours of "eyeball" time. U-Scan touchscreens can act as portals for interactive marketing and advertising solutions. Because we are on-line to all of our systems, we can deliver targeted interactive advertising and promotions to the customer on U-Scan touchscreens as well as relational advertising for other products or services.

  . Our self-checkout solutions can be integrated with and used to help enhance a retailer's e-commerce strategy. A U-Scan system can act as an e-commerce accelerator because it automates the order fulfillment process. As shoppers transition to "clicks and mortar" shopping experiences, we believe our systems will enable shoppers to physically complete their on-line transactions faster and easier.

   Assume Assembly of U-Scan Express. Upon the termination of PSC's exclusive assembly rights on December 31, 2000, we will assume the assembly of the U-Scan Express in our Plattsburgh, New York facility (in addition to the final software configuration and the quality assurance tasks we already perform in Plattsburgh). We believe that assuming the assembly of our systems will result in a material increase in our gross and operating margins.

Products and Systems

 U-Scan Express System

   A U-Scan Express system, in a typical configuration for a supermarket or supercenter application, consists of four self-checkout stations and one manned supervisor terminal. Each checkout station consists of the following components linked by a PC platform:

  . a bar code scanner with a scale,

  . a bagging station equipped with a scale,

  . a touchscreen monitor,

  . an overhead video camera,

  . a credit/debit terminal (with available support for signature capture devices),

  . bill and coin acceptors and dispensers, and

  . a receipt printer.

 [Picture of U-Scan Express(R) checkout station showing Bag & Weight platform,
  Bill & Coin Acceptors, Receipt Printer, Bill & Coin Dispensers, Credit/Debit Card Keypad, Overhead Video Camera, Touchscreen Monitor and Bar Code Scanner &
                                    Scale.]
   The supervisor terminal consists of:

  . a monitor that allows the supervisor to observe the activity at each checkout station,

  . a hand-held scanner, either wired or wireless, that enables the supervisor to assist shoppers with large items,

  . an easy-to-use touchscreen that makes it simple for the supervisor to interact with the system, and

  . a receipt printer for credit/debit transactions.

   In a typical configuration, the U-Scan Express occupies the same floor space as would three manned checkout lanes. As a result, shoppers are provided with one additional checkout station. Because one supervisor can oversee four self-checkout stations, we believe that the store's costs per checkout lane are lowered. We believe that labor cost savings associated with a U-Scan Express in a typical supermarket yield a positive return on investment.


  [Schematic diagram showing typical configuration and floor space occupied.]

   Operation

   The U-Scan Express system is equipped with a convenient, intuitive touchscreen interface and provides automated voice instructions that guide the shopper through the entire checkout process, from scanning the first item to removing the receipt after payment.

   To commence the checkout process, a shopper presses an icon on the touchscreen of a U-Scan station. An automated voice greets the shopper and instructs him or her to begin scanning items using the station's easy-to-use, multi-directional scanner. As each item is scanned by the shopper, the touchscreen acknowledges the scanned item and displays its price. Simultaneously, the shopper is instructed by the automated voice to place the scanned item in the shopping bag located on the station's scale. In this manner, not only are purchased items bagged, but the station also simultaneously weighs each item and makes sure that its weight is correct for the item scanned.

   The U-Scan Express easily handles bar-coded items and has been designed to accommodate non-bar-coded items and items requiring compliance with specific procedures. The U-Scan Express has the capacity to learn the weight of bar-coded items that it has not previously encountered. For non-bar-coded items such as produce or other items sold by weight, the shopper places the item on a separate scale that is part of the scanner and presses a specific icon on the touchscreen that alerts the system supervisor. Each U-Scan station is equipped with an overhead video camera that transmits an image of the item placed on the scale to the color video monitor located at the supervisor terminal. This enables the supervisor to identify the item for the system, which, in turn, computes the correct price for the item. At the request of some customers, the system is configured to allow shoppers to identify the non-bar-coded items being purchased, thereby eliminating the need for supervisor attention. Additionally, alcohol and tobacco product purchases automatically prompt the system supervisor to verify the purchaser's age. The system supervisor terminal is equipped with a hand-held scanner that is used to read bar codes on heavy, oversized items. Both wired and wireless models are available.

   The U-Scan Express is able to handle variations on the normal bar-coded purchase. For example, it can process transactions involving products that are sold on a "per unit" basis. The system can identify multiple-unit items such as six-packs of canned beverages and partial purchases of multiple-unit items (such as five cans of a six-pack). The system also has the capability to adjust its tolerance level for deviations in an item's weight, such as where the inclusion of a prize in a cereal box would increase the weight of that box beyond the preset or previously "learned" tolerance level.

   Once a shopper has scanned all the items he or she wishes to purchase, the shopper notifies the system by pressing the appropriate icon on the touchscreen. The U-Scan Express then prompts the shopper to select the form of payment. The U-Scan Express can accept any form of payment, either at the self-checkout station or at the supervisor's terminal, that is accepted by cashiers, including cash, checks, credit cards, debit cards, coupons, food stamps and gift certificates. The U-Scan station can make change and dispense additional cash should the shopper choose to withdraw additional money using a credit or debit card. U-Scan Express also identifies and can handle "mix and match" payments, such as a combination of cash and coupons. Those shoppers who choose to pay with checks, food stamps or gift certificates are directed to the system supervisor to complete their transactions.

   Once the shopper has made payment and received change from the U-Scan station's bill and coin dispenser, a receipt is printed at the U-Scan station. At all times, a system supervisor is located nearby to provide prompt assistance should it be required by the shopper.

   Security

   The close proximity of the system supervisor to the U-Scan stations helps to deter theft. Moreover, the U-Scan Express provides an additional level of protection with a built-in, three-tier security system designed to guard against loss due to theft or human error. The security system at each U-Scan station consists of:

  . a bagging station equipped with a scale that detects any unscanned or substituted items,

  . an overhead video camera that discourages non-scanning or substitution, and

  . an integrated payment mechanism that substantially reduces the opportunity for cashier fraud or error.

   The U-Scan Express weighs each item scanned. If the weight detected for the scanned item is different from the item's weight contained in the system's database, the shopper will be asked to try again and the cashier will be alerted. Should a shopper fail to scan an item that is placed on the weighing platform, the system will prompt the shopper to remove the item and scan it. Should a shopper mistakenly scan an item more than once before placing it on the weighing platform, the U-Scan station will only charge the shopper once for such item. The U-Scan Express can also be customized to support a retailer's electronic anti-theft system.

  Customization and Flexible Technology

   The U-Scan Express can be customized to meet the individual requirements of a particular store by changing features such as the user graphics on the touchscreen and automated voice prompts. It can be programmed to include frequent shopper and other loyalty and marketing programs and is available with a multilingual touchscreen. To ensure compliance with governmental regulations, the U-Scan Express can be programmed to comply with local weights and measures and federal and local laws regarding proof-of-age verification for purchases of alcohol and tobacco products.

   The U-Scan Express operates on an industry-standard, PC-based platform with the Windows NT operating system, and uses readily available, off-the-shelf components. Its open architecture enables it to be integrated with most existing information systems. It can be upgraded to take advantage of new features and can generate custom management reports. The U-Scan Express obtains most of the information it needs to operate from the store's information systems, just as cashier-operated terminals do. A local area network links the four checkout stations to the supervisor terminal.

   We have developed software that allows the U-Scan Express system to form part of and communicate with a store's information systems in the same way conventional cashier-operated terminals do. In doing so, the system uses the store's network and communications protocol, enabling it to interact easily and completely with the information systems. Our technology allows information to be communicated between the U-Scan Express system and a store's information systems on a real-time basis, including such information as:

  . product movement data,

  . inventory management data,

  . cash balance information, and

  . transaction summaries.

   The U-Scan Express system's software is customized for the first installation at each chain so it can communicate with that chain's information systems and is modified as necessary to address the needs of each retailer.

 Optimal 6300 POS System

   The Optimal 6300 POS system is an open-architecture, PC-based point-of-sale cash register system utilizing Windows NT/95 or Novel SFTIII mirrored servers. We offer only the system software for the Optimal 6300 POS.

   The customer is responsible for purchasing the system hardware. The Optimal 6300 POS system communicates with a store's information systems and has been designed for use as a conventional cash register checkout system in high-volume retailers such as supermarkets, department stores and warehouse stores.

   We were engaged by Price Chopper Supermarkets of Schenectady, New York, to develop and install the Optimal 6300 POS system. We receive a monthly fee for the continuing development of the system. The Optimal 6300 POS system is presently installed in all 96 Price Chopper supermarkets. The system is also installed at Atlantic Food Mart in Reading, Massachusetts.

Sales and Marketing

   We primarily market U-Scan Express directly to customers through our own sales personnel. We also market the system through IBM under a non-exclusive cooperative marketing agreement under which IBM receives a commission on sales of systems to customers that it has registered with us. In addition, PSC has non-exclusive marketing rights under our agreement with it. Consistent with our strategy of increasing distribution of the U-Scan Express, we will continue to actively review and evaluate other marketing relationships.

   We have five employees dedicated to sales and marketing. We plan to hire additional sales and marketing employees to expand our direct sales force and to support IBM and PSC. Should PSC choose to promote or market a competing product it would no longer have any rights to market our system.

   To date, we have focused our marketing efforts almost exclusively on supermarket and supercenter chains in the United States. We intend to begin marketing our products in Europe in the near term. With the introduction of U-Scan Carousel and U-Scan Solo, we are marketing our products to drug stores, convenience stores and general merchandise stores, and for use in satellite areas, such as floral and video departments, in supermarkets and supercenters.

   Sales to a retail chain typically follow a three-step process, in which the customer takes delivery of a single U-Scan Express station and a supervisor terminal in a testing facility, then places a full system in a store for evaluation, and finally decides whether to commit to a volume order.

   Before installing a U-Scan Express system in the first store of a chain, we customize the system, which typically takes two months. This process may include modifying user graphics, voice instructions, functions for specific pricing, couponing methods and software to meet the store's specifications. This process also includes integrating the U-Scan Express with the store's information systems so that data compiled at each U-Scan station is automatically transmitted to the store's information systems in the same way data would be compiled and transmitted by a manned cashier station.

   Once we have completed the customization and integration process, the U-Scan Express system is installed. Typically, the store will monitor the performance of the system for a period of one to two months and request certain software modifications. Upon the completion of a successful first installation, the U-Scan Express system generally requires only minor customization to accommodate additional installations within the chain.

Research and Development

   Our research and development efforts are focused on improving our existing products and developing new products. To date, most of the software relating to our products has been developed internally by our employees.

   We intend to increase research and development efforts in the following areas:

  . Developing new products and extending our existing products into additional retail applications.

  . Adapting U-Scan self-checkout solutions for use in Europe and other international markets.

  . Displaying targeted and relational interactive advertising on a U-Scan station's touchscreen when it is not in use and printing advertising on receipts.

  . Expanding the use of radio frequency technology so that the U-Scan
    Express supervisor can perform more of his or her functions using a wireless hand-held device, which would allow the supervisor to move freely from station to station to assist shoppers. Radio frequency technology would also simplify installation because it would eliminate the need to install wiring to connect the U-Scan Express to the store's information systems.

  . Improving the receipt-of-payment function by making the U-Scan Express system more efficient and easier to use. For example, incorporating technology that enables the system to verify customers' signatures and confirm bank balances will allow the system to accept checks without the intervention of a supervisor.

Product Assembly

   Upon the termination of PSC's exclusive assembly rights on December 31, 2000, we will assemble all of our systems at our Plattsburgh, New York facility. We currently perform final software configuration and quality assurance at the Plattsburgh facility, where all systems assembled by PSC are checked before delivery to a customer. See Item 2--"Description of Properties."

   PSC will continue to act as the exclusive contract assembler of U-Scan Express through December 2000. PSC currently assembles U-Scan Express to our designs and specifications in ISO 9001 certified conditions in its Rochester, New York plant. We believe that PSC will be able to meet the expected demand for U-Scan Express systems through December 2000.

Suppliers

   The U-Scan Express is assembled from components that are readily available from numerous suppliers. Given the open architecture of our system, we are not dependent on any single supplier for any particular component. The U-Scan Express casing is specially manufactured for us by two suppliers.

Service and Field Support

   It is essential to retailers that providers offer timely and efficient software and hardware service and support. We provide both software and hardware service and support for the U-Scan Express for a fee.

   Software support is provided to all customers via our helpdesk on a 24 hours a day, 365 days a year basis. Our helpdesk and support personnel are trained to diagnose software and hardware problems that may arise in the field. Software problems are typically solved on-line, as the U-Scan Express can be accessed on-line from our premises.

   U-Scan Express customers can choose between a number of options for hardware support. Customers may elect to have their own facility engineering group perform hardware maintenance on the system, in which case we train such personnel. Customers may also purchase hardware support service from us or an authorized subcontractor.

   We maintain certified technicians at our headquarters, at our central hubs near Cincinnati, Ohio and in Lansing, Michigan, and at various other strategic locations. We are generally able to remotely diagnose and solve software-related problems from our head office in Montreal. If there is a problem caused by a hardware malfunction or another matter requiring personnel to be on-site, we dispatch technicians to assist the customer.
To assist with such problems, we have contracted with and certified four independent service companies that provide hardware support for our system. Furthermore, we maintain regional facilities for parts storage in

Nashville, Memphis and Knoxville, Tennessee; Indianapolis, Indiana; Denver, Colorado; Atlanta, Georgia; Boise, Idaho; Des Moines, Iowa; Charlotte, North Carolina; Houston, Texas; Roanoke, Virginia; Grand Rapids, Michigan; Plattsburgh, New York; and Springfield, Missouri.

Installation Personnel

   It is important that we are able to perform large-scale installations of our systems quickly and reliably with minimal impact on store operations. For a typical installation, a project manager or one of our other experienced employees visits the store before the delivery of the system to coordinate all aspects of the installation. Site requirements are generally limited. Our goal is to ensure that our systems can be installed and fully operational within six hours.

Government Regulation

   We and certain of the components that are used in our products are subject to regulation by various agencies in the United States and in other countries in which our products are sold. Laser safety is regulated in the United States by the Food and Drug Administration's Center for Devices and Radiological Health and in Canada by the Radiation Protection Bureau of Health Canada. In addition, the U.S. Occupational Safety and Health Administration and various states and U.S. cities have promulgated regulations concerning working condition safety standards in connection with the use of lasers in the workplace. Radio emissions are the subject of governmental regulation in all countries in which we expect to sell our products. We (and/or PSC) also voluntarily submit our products for certification for product safety in the United States and in Canada by the nationally recognized testing laboratories, the Underwriters Laboratories, Inc. and the Canadian Standards Association, respectively.

Competition

   We compete against manufacturers of traditional cashier-operated terminals as well as developers of portable hand-held devices and other partially automated self-scanning devices, including NCR, Symbol Technologies and Productivity Solutions. Several of our competitors are substantially larger and have greater financial, technical, and marketing resources. We believe, however, that the U-Scan Express performs more functions than any other self-checkout system for retail use currently available on the market. PSC has also announced its intention to enter the self-checkout market after December 31, 2000.

   We believe that the principal criteria for competition within the self-checkout system market are the following:

  . technological capability,

  . product features,

  . price,

  . product support,

  . ease of use,

  . name recognition,

  . distribution channel capability, and

  . financial strength of the provider.

Intellectual Property

   We have registered the following trademarks in the United States:

  . Optimal Robotics Corporation(R),

  . U-Scan(R),

  . a stylized version of Optimal Robotics Corporation(R),

  . U-Scan Express(R), and

  . a stylized version of U-Scan Express(R).

   Additionally, we have filed trademark applications for the following marks:

  . Optimal Robotics,

  . a second stylized version of Optimal Robotics Corporation, which is used for different purposes than the registered mark noted above,

  . Scan Pay Go,

  . U-Scan Solo,

  . U-Scan Carousel, and

  . It's That Simple.

  We have six patents in the United States for various components of our system. We have two German patents, one United Kingdom patent and one European patent.

     As a general policy, we file domestic and foreign patent applications to protect our technological position and new product development. We intend to continue to apply wherever necessary to protect our patents in all countries in which we operate. Although we believe that our patents provide some competitive advantage and market protection, we rely for our success primarily upon our proprietary know-how, innovative skills, technical competence and marketing abilities. Furthermore, there is no assurance that these patents will not be challenged, invalidated or circumvented in the future. We plan to apply for additional patents on our products, but our applications may not be granted and any new products developed by us may not be patentable.

  We regard our software as proprietary and attempt to protect it with copyrights, trade secret measures and nondisclosure agreements. Despite these restrictions, it may be possible for competitors or users to copy aspects of our products or to obtain information which we regard as trade secrets. Existing copyright laws afford only limited practical protection for computer software. The laws of foreign countries generally do not protect our proprietary rights in our products to the same extent as the laws of the United States and Canada. In addition, we may experience more difficulty in enforcing our proprietary rights in certain foreign jurisdictions.

Employees

  As of January 31, 2000, we employed 187 full-time employees, of whom three were executive officers, 39 were actively engaged in software customization and programming, as well as research and development, and the remainder were engaged in sales, marketing, project management, installation and technical support, finance and administrative functions.

  Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.

   We also maintain parts storage facilities in 14 states. We intend to expand or to open additional hub facilities in the United States to support current and future installations.

Enforceability of Civil Liabilities

   It may not be possible for shareholders to effect service of process within the United States upon our directors and officers and the experts named herein, who are residents of Canada, or upon all or a substantial portion of their assets and substantially all of our assets, which are located in Canada. It may also not be possible to enforce against them judgments of U.S. courts under any U.S. securities laws. There is doubt as to the enforceability in Canada of civil liabilities predicated upon the U.S. securities laws.

Where You Can Find Additional Information

   We file reports and other information with the Securities and Exchange Commission. You may review these reports and other information without charge at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which Internet site is located at http://www.sec.gov.

   Our statements in this annual report about contracts, agreements and other documents are not necessarily complete, and you are encouraged to review the exhibits to this annual report for a more complete description of the matter involved. Each such statement is qualified in its entirety by reference to the schedule or exhibit.

   We are required to furnish to our shareholders annual reports containing audited financial statements certified by our chartered accountants in Canada and quarterly reports containing unaudited financial data for the first three quarters of each fiscal year following the end of the respective fiscal quarter.

   You may request a copy of these filings at no cost, by writing or telephoning us at the following address or telephone number:

                           Optimal Robotics Corp.
                           4700 de la Savane
                           Suite 101
                           Montreal, Quebec H4P 1T7
                           Attention: O. Bradley McKenna
                           (514) 738-8885

   We are a foreign private issuer under the rules and regulations of the Commission.

Item 2. DESCRIPTION OF PROPERTIES

Facilities

  Our headquarters are located in approximately 32,000 square feet of leased space at 4700 de la Savane, Montreal, Quebec, under a lease that expires on October 1, 2001, subject to our right to renew the lease for an additional five-year period. We also operate technical support hubs in approximately 5,000 square feet of leased space in the Cincinnati, Ohio metropolitan area, approximately 2,700 square feet of leased space in Lansing, Michigan and approximately 10,500 square feet of leased space in Plattsburgh, New York. We currently perform final software configuration and quality assurance at, and ship our systems from our Plattsburgh facility. We intend to lease approximately 30,000 additional square feet at our Plattsburgh facility this year in preparation for the termination of PSC's exclusive assembly rights in December 2000. As of January 1, 2001, we will assemble our systems at the Plattsburgh facility.

   The following is a summary of our facilities:


          Facility                  Location
  --------------------------------------------------------------------------
    Headquarters            4700 de la Savane, Montreal, Quebec
  --------------------------------------------------------------------------
    Technical Support Hubs  Cincinnati, Ohio; Lansing, Michigan;
                            Plattsburgh, New York (used for final software
                            configuration, quality assurance and, beginning
                            2001, system assembly)
  --------------------------------------------------------------------------
    Regional Facilities/
    Parts Storage Hubs      Denver, Colorado          Atlanta, Georgia
                            Boise, Idaho              Indianapolis, Indiana
                            Charlotte, North Carolina Des Moines, Iowa
                            Nashville, Memphis        Grand Rapids, Michigan
                             and Knoxville, Tennessee Springfield, Missouri
                            Roanoke, Virginia         Houston, Texas

Item 3. LEGAL PROCEEDINGS

Legal Proceedings

   In each of 1995 and 1996, we received a demand letter from the same claimant alleging that U-Scan Express infringes upon the claimant's patent. In July 1999, this claimant filed a civil action in the United States District Court for the District of Utah against us and PSC, the current assembler of U-Scan Express, alleging patent infringement. A second party also sent a demand letter to us alleging a different patent infringement. Although after consultation with counsel, we believe that the former claimant should not prevail in its lawsuit and that the latter claimant should not prevail if a lawsuit is brought to assert its claim, and that these claims will not have a material adverse effect on our business or prospects, no assurance can be given that a court will not find that the system infringes upon one or both of such claimants' rights.

   Kroger has also been sued by the same claimant in the State of Utah based upon the same issues underlying the suit filed against us in July. At our expense, our counsel is also defending Kroger in such action. Furthermore, we are contractually bound to indemnify Kroger for any damages that it may incur in connection with such suit.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

                         Nasdaq Stock Market    Canadian Dealing Network
                         ---------------------  ----------------------------
                          US$ High    US$ Low    Cdn.$ High      Cdn.$ Low
                         ----------  ---------  ------------    ------------
2000
----
First Quarter (through
 February 22nd).........      39.50       28.88          35.00           35.00
1999
----
1st Quarter.............      12.88        7.00          14.00           11.00
2nd Quarter.............      11.13        7.06          14.00           11.00
3rd Quarter.............      19.88        9.75          20.00           13.00
4th Quarter.............      40.75       17.00          40.00           25.00
1998
----
1st Quarter.............      14.75        6.88          19.00            9.00
2nd Quarter.............      16.50        8.75          20.00           12.00
3rd Quarter.............      13.63        6.38          17.00           10.00
4th Quarter.............      14.00        4.50          16.00            7.00

--------

  (b) Holders
     At February 21, 2000, there were 2,063 stockholders of record of the Company's common shares.

  (c) Dividends

     The Company's policy is to retain all earnings, if any are realized, for the development and growth of its business. The Company has never declared or paid cash dividends on its common shares and does not anticipate paying cash dividends in the foreseeable future. Any determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant.

Item 6. SELECTED FINANCIAL DATA

  The following selected financial data as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 are derived from and are qualified by reference to our audited financial statements that are included in
Item 8--"Financial Statements and Supplementary Data". The following selected financial data as of December 31, 1997, 1996 and 1995 and for the years ended December 31, 1996 and 1995 are derived from our audited financial statements, as restated for a change in reporting currency, that are not included herein. Effective December 31, 1998, we adopted the U.S. dollar as the reporting currency for our financial statements. The financial data for all periods prior to 1999, for Canadian GAAP purposes, are presented in U.S. dollars in accordance with a translation of convenience method using the representative exchange rate at December 31, 1998 of US$1.00=Cdn.$1.5333--see note 2 of the notes to the financial statements, included in Item 8--"Financial Statements and Supplementary Data."

  The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements, related notes and the other financial information included elsewhere in this annual report.

  The selected financial data are prepared on the basis of Canadian GAAP, which is different in some regards from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP in regard to our financial statements, see note 16 of the notes to the financial statements, included in
Item 8--"Financial Statements and Supplementary Data".

                                           Year ended December 31,
                                  ---------------------------------------------
                                    1999     1998      1997      1996     1995
                                  --------  -------  --------  --------  ------
                                   (U.S. dollars, in thousands except per
                                                 share data)
Income Statement Data:
Revenues........................  $ 29,634  $ 5,618  $  3,397  $    894  $  498
Cost of sales...................    23,457    5,135     2,709       837     171
                                  --------  -------  --------  --------  ------
Gross margin....................     6,177      483       688        57     327

Research and development
 expenses, net of tax credits...       220      210       294       506     153
Selling, general, administrative
 and other expenses.............     6,022    5,265     2,780     1,047     807
Write-down of inventory.........       604      --        --
Other...........................      (789)  (1,081)   (1,005)     (429)    (15)
                                  --------  -------  --------  --------  ------
Earnings (loss) before income
 taxes..........................       120   (3,911)   (1,381)   (1,067)   (618)
Income tax recovery(1)..........     3,532      --        --        --      --
                                  --------  -------  --------  --------  ------
Net earnings (loss).............  $  3,652  $(3,911) $ (1,381) $ (1,067) $ (618)
                                  ========  =======  ========  ========  ======
Weighted average number of
 common shares outstanding
 (thousands)....................     9,699    7,464     7,410     4,918   3,624
Weighted average fully diluted
 number of common shares
 outstanding (thousands)........    12,709      --        --        --      --
Basic net earnings (loss) per
 common share...................  $   0.38  $ (0.52) $  (0.19) $  (0.22) $(0.17)
                                  ========  =======  ========  ========  ======
Fully diluted net earnings
 (loss) per common share........  $   0.35  $ (0.52) $  (0.19) $  (0.22) $(0.17)
                                  ========  =======  ========  ========  ======
Other data:
U-Scan Express system
 installations:
  Systems installed during
   year.........................       288       57        22         6       2
  Systems installed at year-
   end..........................       375       87        30         8       2
U-Scan checkout stations
 installed at year-end..........     1,498      346       120        32       8
Customer transactions
 (millions)(2)..................        45       12

                                                December 31,
                                  ---------------------------------------------
                                    1999     1998      1997      1996     1995
                                  --------  -------  --------  --------  ------
                                        (U.S. dollars, in thousands)
Balance Sheet Data:
Cash, cash equivalents and
 short-term investments.........  $ 29,136  $ 6,063  $ 10,354  $ 12,868  $  612
Working capital.................    36,032    7,319    10,783    12,855     832
Total assets....................    44,206    9,329    11,848    13,741   1,260
Shareholders' equity............    39,705    7,596    11,072    12,453     435

                                          Year ended December 31,
U.S. GAAP:                        -------------------------------------------
                                   1999      1998     1997     1996     1995
                                  -------  --------  -------  -------  ------
                                  (U.S. dollars, in thousands except per
                                                share data)
Revenues......................... $29,634  $  5,721  $ 3,749  $ 1,006  $  561
Net loss......................... $(5,575) $(16,403) $(6,806) $(1,362) $ (715)
Basic and fully diluted net loss
 per common share................ $ (0.57) $  (2.20) $ (0.92) $ (0.28) $(0.20)
                                               December 31,
                                  -------------------------------------------
                                   1999      1998     1997     1996     1995
                                  -------  --------  -------  -------  ------
                                       (U.S. dollars, in thousands)
Total assets..................... $44,191  $  9,312  $12,679  $15,348  $1,391

--------
(1) We received purchase commitments for a large number of systems in the fourth quarter of 1999, which cover a substantial portion of our fiscal 2000 budgeted sales target. In addition, there has been a positive trend in our profitability and sales levels in recent quarters. Based on these factors, we have determined that it is now more likely than not that we will earn sufficient taxable income during the allowable carry-forward period to realize all of our future income tax assets. Therefore, during the fourth quarter of 1999, we recognized the future benefit of all of our future income tax assets, which relate principally to previously unrecognized non-capital losses and undeducted research and development expenses. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--1999 Compared with 1998."
(2) Estimated, based on reports provided by our customers. Prior to 1998, we did not track this data.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We are the leading provider of self-checkout systems to retailers in the United States. Our principal product is the U-Scan Express, an automated self-checkout system which enables shoppers to scan, bag and pay for their purchases with little or no assistance from store personnel. As of December 31, 1999, we had installed 375 U-Scan Express systems, consisting of 1,498 checkout stations, in 328 stores of leading retailers across 29 states. We estimate that in 1999 U-Scan Express systems processed over 45 million customer transactions. The U-Scan Express can be operated quickly and easily by shoppers and makes the checkout process more convenient for them. The U-Scan Express also reduces the cost of checkout transactions to retailers and addresses labor shortage problems by replacing manned checkout counters with our automated self-checkout stations. We believe that the market for the U-Scan Express extends beyond supermarkets and supercenters and we now sell to general merchandise stores and other big-box retailers. The U-Scan Express is currently assembled by PSC under contract. IBM and PSC also market the U-Scan Express.

 Agreement with PSC

   In 1995, we entered into a strategic relationship agreement whereby we granted to Spectra-Physics Scanning Systems, Inc. an exclusive worldwide license to distribute, sell, assemble and install U-Scan Express systems. PSC acquired Spectra-Physics in 1996 and assumed this agreement. The agreement obligated PSC to service and maintain the hardware in the systems after installation. Our role was to develop the product, provide and service the software for it and assist in selling it. We shared the gross margin relating to sales of systems with PSC. As our resources expanded, we negotiated to reduce PSC's role. Beginning April 1, 1998, we assumed primary responsibility for the sale and all responsibilities for distributing, installing and servicing our U-Scan Express systems and became entitled to all the revenue from their sale. We currently pay PSC to act as the exclusive assembler of the systems. In October 1999, we notified PSC that we will not renew its exclusive assembly rights beyond December 31, 2000, the date specified in our agreement. Starting in January 2001, PSC will cease assembling and we will assume assembly of the U-Scan Express in our Plattsburgh, New York facility. Through December 2000, the purchase price that we pay to PSC for each system is equal to the cost of the system plus a margin that fluctuates with its ultimate sales price. PSC continues to market the U-Scan Express, but we are now the primary seller of our systems. Furthermore, we control PSC's purchasing process for raw materials and influence its direct labor costs as they relate to U-Scan Express.

 Trends in our costs

   We continue to focus on taking advantage of economies of scale and reducing the costs of installing and servicing our product. In late 1998, we created a department having a primary responsibility of sourcing new suppliers and obtaining the best possible prices for our raw materials. As a result of this cost-cutting initiative, during 1999 we experienced a reduction in some of our raw material costs. In 1999, the decrease in the overall cost per system was a direct result of the increase in the number of U-Scan Express systems sold and the benefits of this cost cutting initiative. Furthermore, we believe that as the number of firm commitments we have to purchase the U-Scan Express increases, we will be able to leverage our increased component requirements into lower prices from suppliers. We continue to make significant investments in our infrastructure to support the rapid growth of our business.

Quarterly Results

   The following table sets forth certain summarized unaudited quarterly financial and other data for the periods presented. The financial data has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such quarterly data. The financial data for all periods prior to 1999, for Canadian GAAP purposes, are presented in U.S. dollars in accordance with a translation of convenience method using the representative exchange rate at December 31, 1998 of US$1.00=Cdn.$1.5333--see note 2 of the notes to the financial statements, included in Item 8--"Financial Statements and Supplementary Data". The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

   The summary financial data are prepared on the basis of Canadian GAAP, which is different in some regards from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP in regard to our financial statements, see note 16 of the notes to the financial statements, included in
Item 8--"Financial Statements and Supplementary Data".

                                                    For the quarter ended
                         ------------------------------------------------------------------------------
                         Dec. 31,  Sept. 30, June 30, March 31, Dec. 31,  Sept. 30, June 30,  March 31,
                           1999      1999      1999     1999      1998      1998      1998      1998
                         --------  --------- -------- --------- --------  --------- --------  ---------
                                     (U.S. dollars, in thousands except per share data)
                                                         (unaudited)
Revenues................ $ 6,835    $10,686   $7,023   $ 5,090  $ 1,674    $ 2,722  $   696    $   525
Cost of sales...........  5,449       8,128    5,536     4,344    1,715      2,464      582        373
                         -------    -------   ------   -------  -------    -------  -------    -------
Gross margin............   1,386      2,558    1,487       746      (41)       258      114        152
Earnings (loss) before
 income taxes...........  (1,153)     1,420      428      (575)  (1,142)    (1,021)    (949)      (799)
Income tax recovery.....   3,532        --       --        --       --         --       --         --
                         -------    -------   ------   -------  -------    -------  -------    -------
Net earnings (loss)..... $ 2,379    $ 1,420   $  428   $  (575) $(1,142)   $(1,021) $  (949)   $  (799)
Basic net earnings
 (loss) per common
 share.................. $  0.21    $  0.13   $ 0.05   $ (0.08) $ (0.15)   $ (0.14) $ (0.13)   $ (0.11)
Fully diluted net
 earnings (loss) per
 common share........... $  0.18    $  0.12   $ 0.05   $ (0.08) $ (0.15)   $ (0.14) $ (0.13)   $ (0.11)
Other data:
U-Scan Express systems
 installed during
 quarter................      64        105       68        51       17         24        9          7

  The following table sets forth, for the periods indicated, income statement data expressed as a percentage of total revenues:

                                                    For the quarter ended
                         -----------------------------------------------------------------------------
                         Dec. 31, Sept. 30, June 30, March 31, Dec. 31,  Sept. 30, June 30,  March 31,
                           1999     1999      1999     1999      1998      1998      1998      1998
                         -------- --------- -------- --------- --------  --------- --------  ---------
                                                         (unaudited)
Revenues................  100.0%    100.0%   100.0%    100.0%   100.0%     100.0%    100.0%    100.0%
Cost of sales...........   79.7      76.1     78.8      85.3    102.4       90.5      83.6      71.0
                          -----     -----    -----     -----    -----      -----    ------    ------
Gross margin............   20.3      23.9     21.2      14.7     (2.4)       9.5      16.4      29.0
Earnings (loss) before
 income taxes...........  (16.9)     13.3      6.1     (11.3)   (68.2)     (37.5)   (136.4)   (152.2)
Income tax recovery.....   51.7       --       --        --       --         --        --        --
                          -----     -----    -----     -----    -----      -----    ------    ------
Net earnings (loss).....   34.8%     13.3%     6.1%    (11.3)%  (68.2)%    (37.5)%  (136.4)%  (152.2)%

Results of Operations

  The following discussion and analysis of our results of operations and liquidity and capital resources should be read in conjunction with the financial information and our financial statements and their related notes, included in Item 8--"Financial Statements and Supplementary Data".

   1999 Compared with 1998

  Total revenues increased by $24,016,233, or 427%, from 1998 to 1999. Sales of U-Scan Express grew from 57 systems in 1998 to 288 systems in 1999, producing $23,146,629 of additional systems revenues, an increase of 449%. The growth in sales was due to a significant increase in orders from existing customers. Service contract revenue recognized for hardware and software maintenance increased by $854,707, or 600%, because of the increased number of customers that entered into service contracts with us after purchasing U-Scan Express.

  Total cost of sales increased by $18,322,336, or 357%, from 1998 to 1999. Overall gross margin increased as a percentage of sales from 9% in 1998 to 21% in 1999, primarily representing the increase in gross margin on system sales. This increase resulted primarily from taking advantage of economies of scale and reducing the costs of installing and servicing our products.

   Gross research and development expenses increased by $635,572, or 196%, from 1998 to 1999. As a percentage of total revenues, gross research and development expenses decreased from 6% in 1998 to 3% in 1999. This percentage decrease resulted from the substantial increase in the number of systems sold in 1999 as compared to 1998. Research and development expenses during the year included the cost of the development of two new product lines.

   We may, for Canadian federal income tax purposes, defer and deduct in future years certain scientific research and experimental development expenditures incurred to date. As of December 31, 1999, the amount of such deferred deductions is Cdn.$2,420,000 (approximately $1,669,000) for Canadian federal income tax purposes and Cdn.$4,010,000 (approximately $2,766,000) for Quebec provincial income tax purposes. These deductions may be carried forward indefinitely. In addition, we have non-refundable investment tax credits of approximately Cdn.$729,000 (approximately $503,000), which can be carried forward to reduce Canadian federal income taxes payable and which expire in various years through 2009.

   Selling, general, administrative and other expenses (including operating lease expenses) increased by $618,099, or 12%, in 1999 compared to 1998. As a percentage of total revenues, these expenses decreased from 90% in 1998 to 19% in 1999. This percentage decrease resulted from the substantial increase in the number of systems sold in 1999 compared to 1998. During the last quarter of 1999, we continued to expand sales and marketing efforts and hire additional personnel, as our backlog continued to increase. In addition, we incurred increased costs in engineering follow-through during the early phases of commercial production for U-Scan Solo and U-Scan Carousel. We also incurred increased costs adapting the capabilities of our existing U-Scan system to new customers' needs and for the start-up of the Plattsburgh facility.

   A write-down of inventory of $604,364 in the fourth quarter of 1999 was required due to upgrades in some hardware components, to recognize the declining replacement costs for many components as a result of stronger purchasing power with our suppliers, and due to parts obsolescence.

   Our 1999 net earnings of $3,651,768 reflect an income tax recovery of $3,531,583, which represents the future benefit of non-capital loss carryforwards and undeducted scientific research and experimental development expenditures which may be used to reduce taxable income, for Canadian federal and Quebec provincial income tax purposes, in future years. We may utilize these loss carryforwards and undeducted expenditures only to the extent that we generate taxable income for Canadian federal and Quebec provincial income tax purposes, in the future.

   During 1999, we retroactively adopted the revised recommendations of the Canadian Institute of Chartered Accountants regarding accounting for income taxes, which are consistent with U.S. GAAP. During the fourth quarter of the year, we received purchase commitments for a large number of systems which cover a substantial portion of our fiscal 2000 budgeted sales target. In addition, there has been a positive trend in our profitability and sales levels in recent quarters. Based on these factors, we have determined that it is now more likely than not that we will earn sufficient taxable income during the allowable carry-forward period to fully realize all of our future income tax assets. Therefore, as a result of this determination, we were required to record, during the fourth quarter of the year, an income tax recovery with respect to these future income tax assets.

  Our ability to ultimately realize these future income tax assets will be dependent upon our realizing certain sales levels within the allowable carry-forward period, thus creating sufficient taxable income to realize the benefit of these assets. We believe that our revenues for fiscal 2000 and 2001 will grow annually based on our current order backlog and expected additional purchase commitments from new and existing customers. Our ability to realize these assets is also dependent on effective control over our selling, general and administrative expenses. In addition, we expect our gross and operating margins to materially increase as a result of our assumption of the assembly responsibility for our systems commencing in January 2001, when PSC ceases to assemble our systems. Based on our earnings estimates for fiscal 2000, $3,012,997 of these future income tax assets have been classified as a current asset.

   1998 Compared with 1997

   Total revenues increased by $2,221,296, or 65%, from 1997 to 1998. Sales of U-Scan Express grew from 22 systems in 1997 to 57 systems in 1998, producing $3,483,994 of additional systems revenue, an increase of 209%. The growth in sales was due to our greater marketing efforts and the change in our relationship with PSC. Under the arrangement with PSC before April 1, 1998, we recorded as revenue only our portion of the gross margin on system sales. Beginning April 1, 1998, we recorded the entire sales proceeds for the system sales (as well as the corresponding cost of sales). See "Overview." The average selling price for U-Scan Express decreased from 1997 to 1998. From time to time, we retrofit already-installed systems by changing their casings. In 1998, we completed 12 retrofits, compared to five in 1997. The price of retrofits remained constant from year to year. Between May and December 1997, we had hardware sales of $1,472,559 related to our Optimal 6300 POS ("POS") system. Prior to January 1, 1998, we discontinued these hardware sales. In 1998, development and customization revenues, which predominantly related to the POS business, declined by $16,713, or 8%, because the demand of our POS customer for development of that product was less. In 1999, we entered into a contract with that customer for a greater sum than we received in 1998. Service contract revenue recognized for hardware and software maintenance increased by $119,123, or 508%, from 1997 to 1998, because of the increased number of customers that entered into contracts with us after purchasing U-Scan Express systems and because we began receiving hardware maintenance payments in accordance with the new agreement with PSC.

   Total cost of sales increased by $2,426,288, or 90%, from 1997 to 1998. Gross margin decreased as a percentage of sales from 20% in 1997 to 9% in 1998. This decrease resulted primarily from the change in our relationship with PSC. The costs that we assumed from PSC more than offset the additional revenue that we realized due to the change. As a result, gross margin on sales of systems decreased from 29% in 1997 to 7% in 1998. In 1997, we realized a gross margin of $25,202, or 2%, on revenues of $1,472,559 related to sales of hardware, which were discontinued prior to 1998. In 1998, a negative gross margin of 26% was realized on hardware and software maintenance revenue because hardware maintenance costs, which are recognized as incurred, exceeded hardware maintenance revenues, which are fixed by contract and recognized evenly over the term thereof. The gross margin on development and customization revenues decreased from 68% in 1997 to 58% in 1998. This amount represents only a $13,100 increase in the cost of sales. In 1998, we realized a gross margin of $26,019, or 22%, on the sale of third-party software licenses in a single, non-recurring transaction.

   Gross research and development expenses in 1998 remained relatively constant as compared to 1997. As a percentage of sales, they fell from 12% in 1997 to 6% in 1998. This change reflects our growing focus in 1998 on selling and installing U-Scan Express systems and expanding our general and administrative resources.

   Selling, general and administrative expenses (including operating lease expense) increased by $2,403,056, or 90%, from 1997 to 1998. As a percentage of sales, selling, general and administrative expenses increased from 75% in 1997 to 86% in 1998. Both increases resulted in part from our expanding our sales and marketing efforts and hiring additional personnel, including engineers and technicians, as our backlog increased and we anticipated future sales. Expenses for adapting software for potential new customers, quality control and redesigning software and hardware also increased from 1997 to 1998.

Liquidity and Capital Resources

   As of December 31, 1999, we had cash, cash equivalents and short-term investments of $29,135,690 and working capital of $36,032,273.

   Operating activities used $2,918,423 of cash and cash equivalents in 1999 as compared to $4,379,534 in 1998. In 1999, we issued 3,000,000 common shares pursuant to a public offering and 961,963 common shares pursuant to the exercise of options and warrants, which resulted in net cash proceeds of $24,206,566 and $2,467,094, respectively.

   In 1999, we had capital expenditures of $1,012,586, which principally related to computer equipment and testing units and leasehold improvements related to the expansion of our head office premises. In 1998, we had capital expenditures of $234,207, which were principally related to testing units and computer equipment.

   We also maintain an operating line of credit in the amount of Cdn.$500,000 with a Canadian chartered bank, in connection with which we have pledged a U.S. treasury bill. We do not have any amounts outstanding under this line of credit. We believe that our cash, cash equivalents and short-term investments, combined with our operating line and the net proceeds of our planned public offering of up to 1,325,000 common shares (excluding shares subject to the underwriters' over-allotment option), will be adequate to meet our needs for at least the next 12 months.

Year 2000 Issues

   To date, none of our customers has informed us of any Year 2000 problems with their systems and hardware, although some uncertainty remains in the software industry and other industries concerning the scope and magnitude of problems associated with the century change. Furthermore, we received no indications that any material third party providers were not ready for the Year 2000, and we believe that any such unpreparedness discovered after January 2000 will not have a material effect on our business, results of operations or financial condition.

   We took steps during 1999 to ensure that our operations would not be adversely affected by Year 2000 software problems. We determined that the consequences of the Year 2000 for our products and the software contained in our internal systems would not have a material effect on our business, results of operations or financial condition. Upgrades required to make current internal systems Year 2000 ready were installed and tested by June 30, 1999, at a cost that was not material to us. All internal systems installed thereafter were tested and verified for Year 2000 readiness at the time of installation at no additional cost. No alteration to the software contained in our products was necessary. Nevertheless, customers generally integrate our products into a store's information systems, which the customer might not have been able to adequately evaluate for Year 2000 readiness. If in the future we are required to defend our products or services in court proceedings, or to negotiate resolutions of claims based on Year 2000 issues, the costs of defending and resolving Year 2000 related disputes, regardless of the merits of such disputes, and any liability we may have for Year 2000 related damages, including consequential damages, could materially adversely affect our business, financial condition and operating results.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Interest rate and foreign currency exchange rate sensitivity table

                                                          December 31, 1999
                                                       -----------------------
                                                        Maturity
                                                          Date        Fair
                                                          2000        Value
                                                       ----------- -----------
                                                           (U.S. dollars)

U.S. Treasury bill denominated in U.S. dollars with a
 fixed interest rate of 5.10%......................... $   564,841 $   564,841
Short-term discount notes denominated in U.S. dollars
 with an effective yield of 5.8% ..................... $ 4,354,219 $ 4,354,219
Short-term discount notes denominated in Canadian
 dollars with an effective yield of 5.1%.............. $20,282,387 $20,282,387
Contract advance denominated in U.S. dollars, non-
 interest bearing..................................... $   250,000 $   227,000

   The company is exposed to foreign currency exchange rate fluctuations. We have never tried to hedge our exchange rate risk, do not plan to do so and may not be successful should we attempt to do so in the future. The company is exposed to interest rate fluctuation risk. The company presently invests in short-term investment grade paper.

Fair value

   Due to their short-term maturities, the carrying values of cash, the U.S. Treasury bill and short-term investments are reasonable estimates of their fair values.

   The fair value of the contract advance at December 31, 1999 is approximately $227,000 based on discounted cash flows.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data required by item 8 are set forth on pages 26 through 48.

                                AUDITORS' REPORT

To the Shareholders of
Optimal Robotics Corp.

   We have audited the consolidated balance sheets of Optimal Robotics Corp. as at December 31, 1999 and 1998 and the consolidated statements of operations, deficit and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

   In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in accordance with Canadian generally accepted accounting principles.


/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Montreal, Quebec, Canada
February 4, 2000

                             OPTIMAL ROBOTICS CORP.

                          CONSOLIDATED BALANCE SHEETS

                        As at December 31, 1999 and 1998
                          (expressed in U.S. dollars)

                                                           1999        1998
                                                        ----------  ----------
                                                            $           $
                                                        ----------  ----------
                        ASSETS
                        ------
Current assets
Cash...................................................  3,934,243         --
U.S. Treasury bill, at cost............................    564,841     538,490
Short-term investments (note 15)....................... 24,636,606   5,524,819
Accounts receivable, net of allowance for doubtful
 accounts of nil (note 4)..............................  4,641,566   1,219,716
Inventory (note 5).....................................  3,363,943   1,401,049
Tax credits receivable.................................    252,520     114,494
Future income taxes (note 13)..........................  3,012,997         --
Prepaid expenses.......................................    127,017       2,935
                                                        ----------  ----------
                                                        40,533,733   8,801,503
Loans receivable (note 6)..............................    155,643     161,807
Deferred share issue costs.............................     56,985         --
Future income taxes (note 13)..........................  2,112,028         --
Capital assets (note 7)................................  1,347,903     365,869
                                                        ----------  ----------
                                                        44,206,292   9,329,179
                                                        ==========  ==========
                      LIABILITIES
                      -----------
Current liabilities
Accounts payable and accrued liabilities (note 8)......  3,659,189   1,233,014
Deferred revenue.......................................    592,271     124,784
Current portion of contract advance (note 9)...........    250,000     125,000
                                                        ----------  ----------
                                                         4,501,460   1,482,798
Contract advance (note 9)..............................        --      250,000
                                                        ----------  ----------
                                                         4,501,460   1,732,798
                                                        ----------  ----------
Commitments and contingency (note 12)
Shareholders' Equity
Share capital (note 10)................................ 44,657,833  16,850,531
Other capital..........................................     20,559      23,240
Cumulative translation adjustment......................    652,062         --
Deficit................................................ (5,625,622) (9,277,390)
                                                        ----------  ----------
                                                        39,704,832   7,596,381
                                                        ----------  ----------
                                                        44,206,292   9,329,179
                                                        ==========  ==========

                       Approved by the Board of Directors

        /s/ Holden L. Ostrin, Director    /s/ Leon P. Garfinkle, Director
        ------------------------------    -------------------------------




   The accompanying notes are an integral part of the consolidated financial statements.

                             OPTIMAL ROBOTICS CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     For each of the years in the three-year period ended December 31, 1999
                          (expressed in U.S. dollars)

                                               1999        1998        1997
                                            ----------  ----------  ----------
                                                $           $           $
                                            ----------  ----------  ----------
                                                         (note 2)    (note 2)
Revenues
  Systems.................................  28,301,590   5,154,961   1,670,967
  Hardware................................         --          --    1,472,559
  Development and customization...........     335,387     202,204     218,917
  Hardware and software maintenance.......     997,269     142,562      23,439
  Other...................................         --      118,286      10,835
                                            ----------  ----------  ----------
                                            29,634,246   5,618,013   3,396,717
                                            ----------  ----------  ----------
Cost of sales
  Systems.................................  22,343,753   4,778,815   1,190,450
  Hardware................................         --          --    1,447,357
  Development and customization...........     116,861      84,082      70,982
  Hardware and software maintenance.......     996,799     179,913         --
  Other...................................         --       92,267         --
                                            ----------  ----------  ----------
                                            23,457,413   5,135,077   2,708,789
                                            ----------  ----------  ----------
Gross margin..............................   6,176,833     482,936     687,928
                                            ----------  ----------  ----------
Gross research and development expenses...     960,440     324,868     393,501
Research and development tax credits (note
 12)......................................    (740,484)   (114,494)    (99,600)
Selling, general and administrative
 expenses.................................   5,444,831   4,847,804   2,542,336
Operating lease expense...................     232,471     211,399     113,811
Write-down of inventory...................     604,364         --          --
Amortization of capital assets............     344,718     205,684     123,818
Investment income.........................    (893,694)   (449,244)   (584,285)
Foreign exchange loss (gain)..............     104,002    (632,317)   (420,516)
                                            ----------  ----------  ----------
                                             6,056,648   4,393,700   2,069,065
                                            ----------  ----------  ----------
Earnings (loss) before income taxes.......     120,185  (3,910,764) (1,381,137)
Income tax recovery (note 13).............   3,531,583         --          --
                                            ----------  ----------  ----------
Net earnings (loss) for the year..........   3,651,768  (3,910,764) (1,381,137)
                                            ==========  ==========  ==========
Weighted average number of common shares
 outstanding..............................   9,699,385   7,463,984   7,409,522
                                            ==========  ==========  ==========
Net earnings (loss) per common share
  Basic...................................        0.38       (0.52)      (0.19)
                                            ==========  ==========  ==========
  Fully diluted...........................        0.35       (0.52)      (0.19)
                                            ==========  ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                             OPTIMAL ROBOTICS CORP.

                       CONSOLIDATED STATEMENTS OF DEFICIT

     For each of the years in the three-year period ended December 31, 1999
                          (expressed in U.S. dollars)

                                                1999        1998        1997
                                             ----------  ----------  ----------
                                                 $           $           $
                                             ----------  ----------  ----------
                                                          (note 2)    (note 2)
Deficit--Beginning of year.................. (9,277,390) (5,366,626) (3,985,489)
Net earnings (loss) for the year............  3,651,768  (3,910,764) (1,381,137)
                                             ----------  ----------  ----------
Deficit--End of year........................ (5,625,622) (9,277,390) (5,366,626)
                                             ==========  ==========  ==========



   The accompanying notes are an integral part of the consolidated financial statements.

                             OPTIMAL ROBOTICS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     For each of the years in the three-year period ended December 31, 1999
                          (expressed in U.S. dollars)

                                             1999         1998        1997
                                          -----------  ----------  -----------
                                               $           $            $
                                          -----------  ----------  -----------
                                                        (note 2)     (note 2)
Cash provided by (used for)
Operating activities
 Net earnings (loss) for the year........   3,651,768  (3,910,764)  (1,381,137)
 Items not affecting cash
  Write-down of inventory................     604,364         --           --
  Amortization of capital assets.........     344,718     205,684      123,818
  Unrealized foreign exchange loss (gain)
   on contract advance...................     (14,016)     53,414          --
  Non-refundable tax credits.............    (490,438)        --           --
  Future income taxes....................  (3,531,583)        --           --
 Change in non-cash operating working
  capital items
  Increase in accounts receivable........  (3,271,239)   (380,271)    (506,860)
  Decrease (increase) in inventory.......  (2,441,539) (1,376,724)     112,279
  Decrease (increase) in tax credits
   receivable............................    (128,289)    (14,894)      90,952
  Decrease (increase) in prepaid
   expenses..............................    (120,936)     16,265      (10,984)
  Decrease in unrealized foreign exchange
   gain on forward contract..............         --          --       171,592
  Increase (decrease) in accounts payable
   and accrued liabilities...............   2,029,510     902,972     (493,927)
  Increase (decrease) in deferred
   revenue...............................     449,257     124,784      (17,609)
                                          -----------  ----------  -----------
                                           (2,918,423) (4,379,534)  (1,911,876)
                                          -----------  ----------  -----------
Financing activities
 Issuance of common shares...............  29,467,094     435,596          --
 Share issue costs.......................  (2,793,434)        --           --
 Deferred share issue costs..............     (55,616)        --           --
 Repayment of loans under Employee Stock
  Purchase Arrangement...................     141,348         --           --
 Decrease in contract advance............    (125,000)   (125,000)         --
                                          -----------  ----------  -----------
                                           26,634,392     310,596          --
                                          -----------  ----------  -----------
Investing activities
 Purchase of capital assets..............  (1,012,586)   (234,207)    (437,732)
 Decrease (increase) in short-term
  investments............................ (18,460,828)  4,558,988  (10,083,807)
 Issuance of loan receivable.............         --          --      (166,308)
 Repayment of loans receivable...........      15,088      12,854        1,766
                                          -----------  ----------  -----------
                                          (19,458,326)  4,337,635  (10,686,081)
                                          -----------  ----------  -----------
Increase (decrease) in cash and cash
 equivalents during the year.............   4,257,643     268,697  (12,597,957)
Effect of exchange rate changes on cash
 and cash equivalents....................    (297,049)        --           --
Cash and cash equivalents--Beginning of
 year....................................     538,490     269,793   12,867,750
                                          -----------  ----------  -----------
Cash and cash equivalents--End of year...   4,499,084     538,490      269,793
                                          ===========  ==========  ===========
Cash and cash equivalents is comprised
 of:
 Cash....................................   3,934,243         --       269,793
 U.S. Treasury bill......................     564,841     538,490          --
                                          -----------  ----------  -----------
                                            4,499,084     538,490      269,793
                                          ===========  ==========  ===========
Supplementary information
 Cash paid during the year for interest..      38,786       1,182        1,163
                                          ===========  ==========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                             OPTIMAL ROBOTICS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For each of the years in the three-year period ended December 31, 1999
              (expressed in U.S. dollars, unless otherwise noted)

 1Nature of operations

   The Company is engaged in the development, marketing, installation and servicing of automated transaction software and systems designed for use in the retail sector. The Company's principal product focus is its U-Scan(R) Express system, a self-service checkout system for the retail industry. The Company also develops, markets and services its 6300 POS for the supermarket industry.

   The U-Scan(R) Express system allows shoppers to scan, bag and pay for their purchases with limited or no assistance from store personnel. The 6300 POS is an open architecture, PC-based point-of-sale system designed to replace proprietary cash registers at high volume retailers.

   The U-Scan(R) Express system is currently assembled under contract by a third party which is a full-line manufacturer of bar code reading equipment. The U-Scan(R) Express system is marketed by the Company and sold both directly by the Company and indirectly by two third parties under contract.

 2Summary of significant accounting policies

Basis of presentation

   These financial statements have been prepared in accordance with accounting principles generally accepted in Canada. These principles conform, in all material respects, with accounting principles generally accepted in the United States, except as described in note 16. The principal accounting policies of the Company, which have been consistently applied, are summarized as follows:

Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

   These consolidated financial statements include the accounts of the Company and its wholly owned U.S. subsidiary, Optimal Robotics, Inc., which was incorporated on October 7, 1999. The subsidiary had no active operations during 1999.

Cash and cash equivalents

   Cash and cash equivalents consist of cash on hand and balances with banks and all highly liquid debt instruments with original maturities of three months or less.

Short-term investments

   Short-term investments are carried at the lower of cost and market value.

Revenue recognition

   Sales of systems are recognized upon completion of installation and customer acceptance. Post-installation maintenance and service revenue (hardware and software) is recognized over the term of the related agreements. Hardware sales are recognized upon shipment of the product. Development fees related to the Company's 6300 POS system are recognized as the services are rendered.

                             OPTIMAL ROBOTICS CORP.

     For each of the years in the three-year period ended December 31, 1999
              (expressed in U.S. dollars, unless otherwise noted)

Deferred share issue costs

   Deferred share issue costs relate to the proposed public offering of common shares pursuant to a registration statement which the Company expects to file with the Securities and Exchange Commission in fiscal 2000. These costs will be recorded as a reduction of the gross proceeds of the offering during the period in which the common shares are issued.

Capital assets

   Capital assets are recorded at cost. Amortization is provided for over the estimated useful lives of the capital assets on a straight-line basis as follows:

   Test units and computer equipment............................             33%
   Equipment....................................................             10%
   Leasehold improvements....................................... over lease term
   Patents......................................................              5%

Foreign currency translation

  Reporting currency

   The functional currency of the Company is the Canadian dollar. Accordingly, the Company's consolidated financial statements for the year ended December 31, 1999 have been translated into the reporting currency as follows: assets and liabilities have been translated at the exchange rate in effect at the end of the year and revenues and expenses have been translated at the average exchange rate for the year. All gains or losses from translation of the consolidated financial statements into the reporting currency have been included in the cumulative translation adjustment in shareholders' equity. Changes in the cumulative translation adjustment during the year result solely from the application of this translation method.

   The financial statements of the Company were presented in Canadian dollars up to December 31, 1997. Effective December 31, 1998, the U.S. dollar was adopted as the reporting currency. Comparative financial information for 1998 and 1997 has been presented in U.S. dollars in accordance with a translation of convenience method using the representative exchange rate at December 31, 1998 of US$1.00 = Cdn$1.5333. The translated amount for non-monetary items as at December 31, 1998 became the historical basis for those items in subsequent years.

  Foreign subsidiary

   The Company's wholly owned subsidiary is considered to be integrated. As a result, the subsidiary's accounts are translated into Canadian dollars using the temporal method. Under this method, monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenue and expenses are translated at the average rate for the period. Gains and losses resulting from translation are reflected in the statement of operations.

  Foreign currency transactions

   Transactions denominated in foreign currencies are translated into the functional currency using the temporal method.

                             OPTIMAL ROBOTICS CORP.

     For each of the years in the three-year period ended December 31, 1999
              (expressed in U.S. dollars, unless otherwise noted)

Tax credits

   The Company is entitled to scientific research and experimental development ("SRED") tax credits granted by the Canadian federal government ("Federal") and the government of the Province of Quebec ("Provincial"). Federal SRED tax credits are earned on qualified Canadian SRED expenditures at a rate of 20% which can only be used to offset Federal income taxes otherwise payable. Provincial SRED tax credits are earned on qualified SRED salaries in the Province of Quebec at a rate of 20%. These tax credits are refundable.

   SRED tax credits are accounted for as a reduction of the related expenditures. The refundable portion of SRED tax credits is recorded in the year in which they are earned. The non-refundable portion of SRED tax credits is recorded at such time as the Company has reasonable assurance that the credits will be realized.

Income taxes

   The Company provides for income taxes using the liability method of tax allocation. Under this method, future income tax assets and liabilities are determined based on deductible or taxable temporary differences between financial statement values and tax values of assets and liabilities using enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse.

   The Company establishes a valuation allowance against future income tax assets if, based on available information, it is more likely than not that some or all of the future income tax assets will not be realized.

Research and development expenses

   Research costs, which include all costs incurred to establish technological feasibility, are charged to operations in the year in which they are incurred. Technological feasibility has been defined as the completion of the product design for the computer software.

   Once technological feasibility has been established, development costs are evaluated for deferral and subsequent amortization. As at December 31, 1999, the Company has not deferred any development costs.

Inventory

   Replacement parts inventory is stated at the lower of landed cost and replacement cost. U-Scan(R) Express systems inventory is stated at the lower of cost and net realizable value. Cost is determined on the basis of actual costs.

Stock-based compensation plan

   The Company maintains a stock-based compensation plan, which is described in note 11. Under accounting principles generally accepted in Canada, no compensation expense is recognized for this plan when stock options or shares are issued to employees. Any consideration received from plan participants upon exercise of stock options is credited to capital stock.

                             OPTIMAL ROBOTICS CORP.

     For each of the years in the three-year period ended December 31, 1999
              (expressed in U.S. dollars, unless otherwise noted)

Earnings per share

   Basic earnings (loss) per share is determined using the weighted average number of common shares outstanding during the period.

   Fully diluted earnings (loss) per share is determined using the weighted average number of common shares and dilutive common share equivalents, such as stock options and warrants, outstanding during the period. Earnings for the period are increased by the estimated additional earnings, net of applicable income taxes, on the proceeds from the exercise of dilutive common share equivalents.

3Change in accounting policy

   During 1999, the Company retroactively adopted the revised recommendations of the Canadian Institute of Chartered Accountants regarding accounting for income taxes. Under these revised recommendations, income taxes are now accounted for using the liability method. These new recommendations are consistent with those of SFAS 109 under accounting principles generally accepted in the United States.

   The adoption of these revised recommendations did not result in any changes to prior years' earnings, shareholders' equity or cash flows. However, certain additional disclosures have been provided. The effect of these recommendations on the current year is the recognition of tax assets of $4,824,824 of which approximately $3.5 million was recorded as an income tax recovery in the consolidated statement of operations.

4Accounts receivable

                                                               1999      1998
                                                             --------- ---------
                                                                 $         $
                                                             --------- ---------
   Trade accounts receivable................................ 4,305,188 1,095,819
   Accrued interest.........................................   176,019    35,956
   Current portion of loan receivable.......................    13,592    12,853
   Other....................................................   146,767    75,088
                                                             --------- ---------
                                                             4,641,566 1,219,716
                                                             ========= =========

5Inventory

                                                               1999      1998
                                                             --------- ---------
                                                                 $         $
                                                             --------- ---------
   Replacement parts........................................ 2,763,261   910,234
   U-Scan(R) Express systems................................   600,682   490,815
                                                             --------- ---------
                                                             3,363,943 1,401,049
                                                             ========= =========

6Loans receivable

   These loans are as follows:

    a) To an employee to purchase common shares of the Company in the amount of Cdn$24,391 (1998 - Cdn$27,099). This loan is non-interest bearing and is repayable in annual instalments of Cdn$2,708 until June 30, 2008; and

                             OPTIMAL ROBOTICS CORP.

     For each of the years in the three-year period ended December 31, 1999
              (expressed in U.S. dollars, unless otherwise noted)

    b) To an officer/director to purchase a home in the amount of Cdn$221,000 (1998 - Cdn$238,000). This loan is non-interest bearing and is repayable in annual instalments of Cdn$17,000 until July 1, 2012. This loan is forgivable if the officer/director leaves the employment of the Company for any reason.

 7Capital assets

                                                               1999      1998
                                                             --------- ---------
                                                                 $         $
                                                             --------- ---------
   Cost
     Test units.............................................   443,931   242,317
     Equipment..............................................   331,775    41,105
     Leasehold improvements.................................   499,105   265,391
     Leasehold improvements under construction..............   275,862       --
     Computer equipment.....................................   516,286   163,828
     Patents................................................    13,686    12,942
                                                             --------- ---------
                                                             2,080,645   725,583
                                                             --------- ---------
   Accumulated amortization
     Test units.............................................   268,670   143,954
     Equipment..............................................    33,322    18,314
     Leasehold improvements.................................   253,756   131,242
     Leasehold improvements under construction..............       --        --
     Computer equipment.....................................   164,050    54,609
     Patents................................................    12,944    11,595
                                                             --------- ---------
                                                               732,742   359,714
                                                             --------- ---------
   Net carrying amount...................................... 1,347,903   365,869
                                                             ========= =========

 8Accounts payable and accrued liabilities
                                                               1999      1998
                                                             --------- ---------
                                                                 $         $
                                                             --------- ---------
   Trade accounts payable................................... 2,923,123   802,653
   Accrued salaries, vacation pay and benefits..............   100,632   121,089
   Outstanding cheques......................................   635,434   309,272
                                                             --------- ---------
                                                             3,659,189 1,233,014
                                                             ========= =========

 9Contract advance

   Pursuant to an exclusive, worldwide assembly and marketing agreement, the Company received a non-interest-bearing advance of $500,000. On April 1, 1998, the agreement was replaced with an exclusive assembly agreement which terminates on December 31, 2000. The remaining balance of the advance of $250,000 is repayable on December 31, 2000.

                             OPTIMAL ROBOTICS CORP.

     For each of the years in the three-year period ended December 31, 1999
              (expressed in U.S. dollars, unless otherwise noted)

10Share capital

   The Company's authorized share capital consists of an unlimited number of Class "A" shares, and Class "B" and Class "C" preference shares.

   The Class "A" shares are designated as common shares.

   The Class "B" preference shares are voting, non-participating and redeemable for the amount paid up thereon. In the event of the liquidation, dissolution or wind-up of the Company, the Class "B" preference shares rank in priority to all other classes.

   The Class "C" preference shares are issuable in series with rights, privileges, restrictions and conditions designated by the directors. In the event of the liquidation, dissolution or wind-up of the Company, the Class "C" preference shares rank in priority to the common shares.

Issued
                                                          Common
                                                          Shares        $
                                                        ----------  ----------
Balance - December 31, 1996............................  7,417,022  16,411,360
 Cancellation of shares under Employee Stock Purchase
  Arrangement..........................................     (9,000)    (51,360)
 Cancellation of loan receivable under Employee Stock
  Purchase Arrangement.................................         --      51,360
                                                        ----------  ----------

Balance - December 31, 1997............................  7,408,022  16,411,360
 Issued for cash pursuant to exercise of stock
  options..............................................      1,000       2,998
 Issued pursuant to exercise of warrants...............     70,256
  Ascribed value from other capital....................                  3,575
  Cash.................................................                432,598
 Cancellation of shares under Employee Stock Purchase
  Arrangement..........................................     (4,000)    (22,827)
 Cancellation of loan receivable under Employee Stock
  Purchase Arrangement.................................        --       22,827
                                                        ----------  ----------

Balance - December 31, 1998............................  7,475,278  16,850,531
 Issued for cash pursuant to exercise of stock
  options..............................................    934,271   2,393,538
 Issued pursuant to exercise of warrants...............     27,692         --
  Ascribed value from other capital....................        --        2,681
  Cash.................................................        --       73,556
 Issued for cash pursuant to public offering...........  3,000,000  27,000,000
 Share issue costs, net of related future income
  taxes................................................        --   (1,803,821)
 Repayment of loans under Employee Stock Purchase
  Arrangement..........................................        --      141,348
                                                        ----------  ----------
Balance - December 31, 1999............................ 11,437,241  44,657,833
                                                        ==========  ==========


   During 1999, the Company filed a registration statement with the Securities and Exchange Commission qualifying the issuance of 3,000,000 common shares for gross proceeds of $9.00 per share. The net proceeds from this offering amounted to $25,196,179, after deducting underwriting commissions and other expenses of $1,803,821 (net of future income taxes of $989,613).

                             OPTIMAL ROBOTICS CORP.

     For each of the years in the three-year period ended December 31, 1999
              (expressed in U.S. dollars, unless otherwise noted)

   On February 26, 1996, regulatory approval was received to issue 42,000 common shares under an Employee Stock Purchase Arrangement pursuant to which certain employees of the Company were entitled to purchase common shares of the Company at a price of Cdn$8.75 per share. Under the Arrangement the Company provided interest-free non-recourse loans payable according to various occurrences, but no later than the 10th anniversary of the issuance of the shares, which loans were secured by a pledge of the shares. These loans receivable have been presented as a deduction from share capital. At December 31, 1999, 24,000 common shares are issued and outstanding under this Arrangement and all loans under the Arrangement have been repaid.

11Stock option plan/warrants

   The Company has a stock option plan that provides for the granting of options to employees and directors for the purchase of the Company's common shares. Options may be granted by the Board of Directors for terms of up to ten years. The Board of Directors establishes the exercise period, vesting terms and other conditions for each grant at the grant date. Options may be granted with exercise prices as permitted by securities regulatory authorities. A maximum of 3,000,000 common shares may be issued pursuant to options granted under this plan. Options outstanding under the plan generally expire five years after the date of grant and vest either immediately or over a period of up to two years.

   In addition, the Company has granted options under certain employment agreements and established certain terms for some options granted under the 1997 Stock Option Plan as follows:

  a) In 1997, options to purchase 1,200,000 common shares were granted to three senior officers. These options have an exercise price of $3.00 per share and expire in 2002. As at December 31, 1999, options to purchase 900,000 common shares are outstanding, all of which are exercisable (1998 - 1,200,000 outstanding, 900,000 exercisable). The employment agreements contained the following provisions:

    i) The holder was permitted to exercise the above options without paying cash by accepting the number of shares having a value equal to the in-the-money value of the options. This right was irrevocably waived by the holders in 1998.

    ii) If a change of control or substantial asset disposal occurred, the unexercised options would no longer be exercisable and the holder would have the right to acquire 4.04% of the then outstanding shares of the Company reduced by a specified number of shares if any of the options had been exercised. Such shares could be acquired for nominal consideration. If the shares could not be issued, the holders would be entitled to a cash payment based on certain specified criteria. In January 1999, the change of control and substantial asset disposal provisions were deleted and a new change of control provision was inserted in the agreements. Under the new change of control provision, if a change of control should occur, the exercise price of all options, warrants or rights held by these senior officers would be amended to a nominal value. If shares cannot be issued under this change of control provision, the Company is required to pay the holders the fair value of the shares that would have been issued.

    iii) In the event of termination by the Company without cause, the exercise price on the options would be amended to a nominal value.

  b) The 1997 employment agreements provide that in the event of termination without cause, the exercise price of all options, warrants or rights would be amended to a nominal value. At December 31, 1999, options to purchase 1,812,000 (1998 - 1,692,000) common shares with a weighted average exercise

                             OPTIMAL ROBOTICS CORP.

     For each of the years in the three-year period ended December 31, 1999
              (expressed in U.S. dollars, unless otherwise noted)

     price of $10.84 (1998 - $2.80) and 140,000 (1998 - 140,000) warrants with a weighted average exercise price of Cdn$4.64 (1998 - $4.64) were subject to this provision of which 1,182,000 options and 140,000 warrants were exercisable (1998 - 1,392,000 options and 140,000 warrants).

  c) In 1997, options to purchase 312,000 common shares were granted, including 282,000 which were granted to three senior officers, with a reload feature whereby upon exercise of the option, a new option is issued with an exercise price equal to the then current market price. Two consecutive reloads are permitted. The holder was permitted to exercise the options without paying cash by accepting the number of shares having a value equal to the in-the-money value of the options. This right was irrevocably waived by the holders of options to acquire 307,000 common shares in 1998.

       During 1999, 287,000 of these options were exercised and immediately reloaded at the then current market price. As at December 31, 1999, options subject to this provision, all of which are exercisable, are as follows:

      Exercise                                                       Number of
      prices                                                          options
         $                                                          outstanding
      --------                                                      -----------
       3.00........................................................    20,000
      16.13........................................................   282,000(1)
      24.56........................................................     5,000(1)
                                                                      -------
                                                                      307,000
                                                                      =======

    --------
     (1) These options may be reloaded one more time.

  d) In 1997, options to purchase 20,000 common shares were granted to an outside consultant at an exercise price of $3.00.

       Details of stock options are as follows:

                            United States dollar exercise price            Canadian dollar exercise price
                            -------------------------------------------   --------------------------------
                                                         Weighted                            Weighted
                                                         average                             average
                                                      exercise price                      exercise price
                               Number of                per share           Number of       per share
                                options                     $                options           Cdn$
                             -------------         --------------------   ------------- ------------------
   Balance - December 31,
    1996                                      --                     --      360,000           2.08
   Granted.................             1,571,000                   3.00         --             --
                              -------------------        ---------------    --------           ----
   Balance - December 31,
    1997                                1,571,000                   3.00     360,000           2.08
   Granted.................               105,000                   5.78         --             --
   Expired.................               (10,000)                  3.00         --             --
                              -------------------        ---------------    --------           ----
   Balance - December 31,
    1998                                1,666,000                   3.18     360,000           2.08
   Granted.................             1,028,000                  19.81         --             --
   Expired.................                (1,000)                  3.00         --             --
   Exercised...............              (636,000)                  3.13    (300,000)          2.00
                              -------------------        ---------------    --------           ----
   Balance - December 31,
    1999                                2,057,000                  11.49      60,000           2.50
                              ===================        ===============    ========           ====

                             OPTIMAL ROBOTICS CORP.

     For each of the years in the three-year period ended December 31, 1999
              (expressed in U.S. dollars, unless otherwise noted)

   The following table summarizes information concerning currently outstanding options:

                                                                                Weighted
                                                                                 average
                            Number of                 Number of                 remaining
   Exercise price            options                   options                 contractual
         $                 outstanding               exercisable                  life
   --------------          -----------               -----------               -----------
   CDN  2.50                   60,000                    60,000                 0.3 years
        3.00                  954,000                   954,000                 2.3 years
        5.56                   75,000                    25,000                 3.2 years
        9.75                   65,000                       --                  4.3 years
       12.88                  330,000                       --                  4.0 years
       16.13                  282,000                   282,000                 2.3 years
       24.56                    5,000                     5,000                 2.3 years
       31.25                  346,000                       --                  4.9 years
                            ---------                 ---------
                            2,117,000                 1,326,000
                            =========                 =========

  The following table summarizes the weighted average grant-date fair value per share for options granted.

                                                                     Weighted
                                                                     average
                                                                    grant-date
                                                                    fair value
                                                          Number of per share
                                                           options      $
                                                          --------- ----------
   1997
    Exercise price per share less than market price per
     share (1)........................................... 1,220,000    3.58
    Exercise price per share equal to market price per
     share...............................................   351,000    1.47

   1998
    Exercise price per share less than market price per
     share...............................................   100,000    5.22
    Exercise price per share equal to market price per
     share...............................................     5,000    5.60

   1999
    Exercise price per share equal to market price per
     share............................................... 1,028,000   11.60

--------
(1) Of these 1,220,000 options, (i) an aggregate of 1.2 million options was granted at an exercise price of $3.00 per share pursuant to employment agreements made as of May 5, 1997 (the substance of which was agreed to prior to May 5, 1997) with three senior executives of the Company (the market price per share was $2.75 per share on May 4, 1997), which agreements were formally ratified and confirmed by the Board of Directors of the Company on September 24, 1997 (on which date the market price per share was $5.75); and (ii) 20,000 options were granted at an exercise price of $3.00 per share to a consultant to the Company pursuant to a consulting arrangement agreed to as of June 26, 1997 (the market price per share on June 25, 1997 was $4.25), which options were formally ratified and confirmed by the Board of Directors of the Company on October 31, 1997 (on which date the market price per share was $5.50).

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividend yield of nil, risk-free interest rate of 5.58%, 4.85% and 5.70% to 6.57% respectively, expected volatility of 80%, 77% to 85% and 80% to 87% respectively, and expected lives of 3.44, 5.0 and 5.0 years respectively.

                             OPTIMAL ROBOTICS CORP.

     For each of the years in the three-year period ended December 31, 1999
              (expressed in U.S. dollars, unless otherwise noted)

   Details of warrants are as follows:

                                          United States
                                         dollar exercise    Canadian dollar
                                              price         exercise price
                                        ------------------ ------------------
                                                  Weighted           Weighted
                                                  average            average
                                                  exercise           exercise
                                                   price              price
                                         Number     per     Number     per
                                           of      share      of      share
                                        warrants     $     warrants    Cdn$
                                        --------  -------- --------  --------
   Balance - December 31, 1996 and
    1997............................... 331,023     6.58   220,000     5.69
     Exercised......................... (10,256)    6.50   (60,000)    9.46
     Expired........................... (13,500)    6.60       --       --
                                        -------     ----   -------     ----
   Balance - December 31, 1998......... 307,267     6.58   160,000     4.28
     Exercised.........................  (7,692)    6.50   (20,000)    1.75
                                        -------     ----   -------     ----
   Balance - December 31, 1999......... 299,575     6.58   140,000     4.64
                                        =======     ====   =======     ====

   During 1997, no warrants were granted or exercised, and none expired.

   The following table summarizes information concerning currently outstanding warrants:

                                     Number of                                         Weighted
                                     warrants                                           average
      Exercise                      outstanding                                        remaining
       price                            and                                           contractual
         $                          exercisable                                          life
      --------                      -----------                                       -----------
      CDN 3.75                         40,000                                          0.8 years
          5.00                        100,000                                          1.7 years
          6.50                         58,975                                          2.8 years
          6.60                        240,600                                          1.8 years
                                      -------
                                      439,575
                                      =======

   The warrants expire at various dates to October 24, 2002.

12Other disclosures

Research and development tax credits

   Research and development tax credits include:

                                                          1999    1998    1997
                                                         ------- ------- ------
                                                            $       $      $
                                                         ------- ------- ------
                                                                  (note   (note
                                                                   2)      2)
   Refundable tax credits..............................  250,046 114,494 99,600
   Non-refundable tax credits realizable against future
    income taxes related to
     Current year expenditures.........................  171,473     --     --
     Prior years' expenditures not previously
      recognized.......................................  318,965     --     --
                                                         ------- ------- ------
                                                         740,484 114,494 99,600
                                                         ======= ======= ======

                            OPTIMAL ROBOTICS CORP.

    For each of the years in the three-year period ended December 31, 1999
              (expressed in U.S. dollars, unless otherwise noted)

Commitments

  a) The Company has entered into operating leases for its premises and certain office equipment. The minimum amounts payable for each of the next four years, excluding the Company's proportionate share of common operating costs, are as follows:

                                                                            $
                                                                         -------
      2000.............................................................. 192,218
      2001.............................................................. 123,086
      2002..............................................................  49,582
      2003..............................................................  27,096
                                                                         -------
                                                                         391,982
                                                                         =======

  b) The U.S. Treasury bill in the amount of $564,841 has been pledged in respect of corporate credit card facilities and an unused line of credit in the amount of Cdn$500,000.

Uncertainty due to the Year 2000 Issue

   The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

Contingency

   In each of 1995 and 1996, the Company received demand letters from the same claimant alleging patent infringement. In June 1999, this same claimant filed a civil action alleging patent infringement in the United States District Court for the District of Utah against the Company and PSC. In addition, a similar suit has been filed in the State of Utah against one of the Company's customers. At the Company's expense, the Company's counsel is defending this suit. The Company is also contractually bound to indemnify the customer for any damages it incurs in connection with such suit. The Company also received a lawyer's letter from another party alleging infringement of another patent. The Company believes these claims to be without merit and intends to vigorously defend its position. Consequently, no provision has been made in these financial statements with respect to the above claims.

13Income taxes

   The income tax recovery is composed of the following:

                                                       1999       1998     1997
                                                    ----------  -------- --------
                                                        $          $        $
                                                    ----------  -------- --------
                                                                (note 2) (note 2)
   Current.........................................        --       --       --
   Future, before undernoted item..................     65,758      --       --
    Benefit of prior years' non-capital
       losses not previously recognized............ (3,597,341)     --       --
                                                    ----------   ------   ------
                                                    (3,531,583)     --       --
                                                    ==========   ======   ======

                             OPTIMAL ROBOTICS CORP.

     For each of the years in the three-year period ended December 31, 1999
              (expressed in U.S. dollars, unless otherwise noted)

   The reconciliation of the combined Canadian federal and Quebec provincial income tax rate to the income tax recovery is as follows:

                                              1999        1998        1997
                                           ----------  ----------  ----------
                                               $           $           $
                                           ----------  ----------  ----------
                                                        (note 2)    (note 2)
   Earnings (loss) before income taxes....    120,185  (3,910,764) (1,381,137)
                                           ----------  ----------  ----------
   Combined Canadian federal and Quebec
      provincial income taxes at 38%......     45,670  (1,486,090)   (524,832)
   Unrecorded benefit of non-capital
    losses................................        --    1,475,785     515,868
   Future benefit of previously
      unrecognized non-capital losses of
      prior years......................... (3,597,341)        --          --
   Other..................................     20,088      10,305       8,964
                                           ----------  ----------  ----------
                                           (3,531,583)        --          --
                                           ==========  ==========  ==========

   The future income tax balances are summarized as follows:

                                                           1999       1998
                                                         --------- ----------
                                                             $         $
                                                         --------- ----------
   Current future income tax assets
   Non-refundable research and development tax credits
    (net of related income taxes).......................   310,201        --
   Non-capital losses................................... 2,500,000        --
   Share issue costs....................................   202,796        --
                                                         --------- ----------
   Current future income tax assets..................... 3,012,997        --
                                                         --------- ----------
   Long-term future income tax assets
   Research and development expenses....................   739,146    503,489
   Non-refundable research and development tax credits
    (net of related income taxes).......................       --     188,482
   Non-capital losses...................................   678,481  2,831,800
   Share issue costs....................................   608,388        --
   Capital assets.......................................    96,013        --
                                                         --------- ----------
                                                         2,122,028  3,523,771
   Valuation allowance..................................       --  (3,523,771)
                                                         --------- ----------
   Long-term future income tax assets................... 2,122,028        --
                                                         --------- ----------
   Total future income tax assets....................... 5,135,025        --
                                                         ========= ==========

                             OPTIMAL ROBOTICS CORP.

     For each of the years in the three-year period ended December 31, 1999
              (expressed in U.S. dollars, unless otherwise noted)


   As at December 31, 1999, for Canadian federal and Quebec provincial income tax purposes, the Company has non-capital loss carryforwards of approximately Cdn$12,417,000 which can be carried forward to reduce future taxable income and which expire as follows:

                                                                         CDN$
                                                                       ---------
   2000...............................................................     2,000
   2001...............................................................    63,000
   2002...............................................................   895,000
   2003............................................................... 2,177,000
   2004............................................................... 2,190,000
   2005............................................................... 6,100,000
   2006...............................................................   990,000

   Certain eligible scientific research and development expenditures incurred by the Company may be deferred and deducted in future years. These unclaimed deductions, which can be carried forward indefinitely, amounted to Cdn$2,420,000 for Canadian federal purposes and Cdn$4,010,000 for Quebec provincial purposes as at December 31, 1999.

   As at December 31, 1999, the Company has non-refundable research and development tax credits of Cdn$728,644 which can be carried forward to reduce Canadian federal income taxes payable and expire in various years until 2009.

   The future tax benefits of these carryforwards and tax credits have been recognized in the financial statements.

   The carryforwards and the tax credits claimed are subject to review and possible adjustment by the Canadian federal and Quebec provincial government authorities.

14Segmented information

   Substantially all of the Company's revenue is derived from export sales to supermarket retailers in the United States and is denominated in U.S. dollars. Substantially all of the Company's operations and assets are located in Canada.

Major customers

   Sales to major customers (customers from which 10% or more of total revenue is derived during the specified period) are summarized as follows:

                                                     1998      1998      1997
                                                  ---------- --------- ---------
                                                      $          $         $
                                                  ---------- --------- ---------
                                                             (note 2)  (note 2)
   Customer 1.................................... 15,909,477 4,035,080 1,277,239
   Customer 2....................................  8,267,126   725,420       N/A
   Customer 3....................................        N/A       N/A 1,094,966

                             OPTIMAL ROBOTICS CORP.

     For each of the years in the three-year period ended December 31, 1999
              (expressed in U.S. dollars, unless otherwise noted)


15Financial instruments

Credit risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, the U.S. Treasury bill, short-term investments and accounts receivable. Cash is maintained with a high-credit quality financial institution. Short-term investments consist of short-term discounted notes issued by high-credit quality corporations. For accounts receivable, the Company performs periodic credit evaluations and typically does not require collateral. Allowances are maintained for potential credit losses consistent with the credit risk, historical trends and other information.

Interest rate risk

   The Company's exposure to interest rate risk is as follows:

   Cash                                                Non-interest bearing
   U.S. Treasury bill                                   Fixed interest rate
   Short-term investments                               Fixed interest rate
   Accounts receivable                                 Non-interest bearing
   Unused line of credit                     Interest rate of prime plus 1%
   Accounts payable and accrued liabilities            Non-interest bearing
   Contract advance                                    Non-interest bearing

Short-term investments

   Short-term investments consist of the following:

                                                               1999      1998
                                                            ---------- ---------
                                                                $          $
                                                            ---------- ---------
   Short-term discounted notes denominated in U.S. dollars
    with an effective yield of 5.8% (1998 - 7.625%),
    maturing on April 3, 2000
    (1998 - December 1, 1999).............................   4,354,219 5,524,819
   Short-term discounted notes denominated in Canadian
    dollars with an effective yield of 5.1%, maturing on
    March 7 and 14, 2000..................................  20,282,387       --
                                                            ---------- ---------
                                                            24,636,606 5,524,819
                                                            ========== =========


Fair value

   Due to their short-term maturities, the carrying values of cash, the U.S. Treasury bill, short-term investments, accounts receivable, and accounts payable and accrued liabilities are reasonable estimates of their fair values.

   The fair value of the contract advance at December 31, 1999 is approximately $227,000 (1998 - $332,000) based on discounted cash flows.

                             OPTIMAL ROBOTICS CORP.

     For each of the years in the three-year period ended December 31, 1999
              (expressed in U.S. dollars, unless otherwise noted)


16 Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP

   These financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") that conform, in all material respects, with generally accepted accounting principles in the United States ("U.S. GAAP") during the periods presented, except with respect to the following:

New accounting standards

   In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Standard, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, is not expected to have a material impact on the Company's disclosure or accounting.

Accounting for stock-based compensation

   For stock-based compensation plans with employees (including directors), the Company has chosen to use the intrinsic value method (APB Opinion No. 25), which requires compensation costs to be recognized on the difference, if any, between the quoted market price of the stock as at the grant date and the amount the individual must pay to acquire the stock. Variable stock option plans require subsequent increases in the fair value of the underlying stock to be recorded as additional compensation costs. The options issued by the Company in 1997 have a cashless exercise option, as described in note 11, and accordingly, they are accounted for as variable stock option plans. On April 22, 1998, certain option holders irrevocably waived the cashless exercise option; therefore, subsequent changes in the fair value of the underlying stock are no longer recorded as an increase or decrease of compensation costs, until these options are exercised.

   If the fair value-based accounting method under SFAS No. 123 had been used to account for stock-based compensation costs relating to options and warrants issued to employees, the net income figures and related earnings per share figures under U.S. GAAP would be as follows for the years ended December 31, 1999, 1998 and 1997:

                                              1999        1998        1997
                                           ----------  ----------  ----------
                                               $           $           $
                                           ----------  ----------  ----------
   Net loss for the year in accordance
    with U.S. GAAP........................ (1,629,811) (5,685,587) (4,575,788)
   Basic and fully diluted net loss per
    common share in accordance with U.S.
    GAAP..................................      (0.17)      (0.76)      (0.62)

Change in reporting currency

   As mentioned in note 2, in 1998 the Company adopted the U.S. dollar as its reporting currency. Under U.S. GAAP, the financial statements, including prior years, are translated according to the current rate method. Under Canadian GAAP, at the time of change in reporting currency, the historical financial statements are presented using a translation of convenience.

   Under Canadian GAAP, the statement of operations for the years ended December 31, 1998 and 1997 were translated into U.S. dollars using an exchange rate of US$1.00 = Cdn$1.5333. Under U.S. GAAP, revenues and expenses would be translated at exchange rates prevailing at the respective transaction dates. Average exchange rates for the years ended December 31, 1998 and 1997 were US$1.00 = Cdn$1.4835 and Cdn$1.3844, respectively.

                             OPTIMAL ROBOTICS CORP.

     For each of the years in the three-year period ended December 31, 1999
              (expressed in U.S. dollars, unless otherwise noted)


Net earnings (loss) per share

   Under U.S. GAAP, fully diluted net earnings (loss) per share is calculated based on the weighted average number of shares outstanding during the year, plus the effects of dilutive common share equivalents, such as options and warrants outstanding during the year. This method requires that fully diluted net earnings (loss) per share be calculated, using the treasury stock method, as if all common share equivalents had been exercised at the beginning of the reporting period, or period of issue, as the case may be, and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of the common shares during the period.

Reconciliation of net earnings (loss) to conform with U.S. GAAP

   The following summary sets out the material adjustments to the Company's reported net earnings (loss) and net earnings (loss) per common share which would be made to conform with U.S. GAAP.

                                             1999        1998         1997
                                          ----------  -----------  ----------
                                              $            $           $
                                          ----------  -----------  ----------
   Net earnings (loss) for the year in
    accordance with Canadian GAAP........  3,651,768   (3,910,764) (1,381,137)
   Stock-based compensation costs........ (9,227,197) (12,371,637) (5,273,053)
   Change in reporting currency..........        --      (120,255)   (151,603)
                                          ----------  -----------  ----------
   Net loss for the year in accordance
    with U.S. GAAP....................... (5,575,429) (16,402,656) (6,805,793)
   Other comprehensive income (loss)
   Foreign currency translation
    adjustments..........................    652,062     (690,003)   (530,984)
                                          ----------  -----------  ----------
   Comprehensive loss.................... (4,923,367) (17,092,659) (7,336,777)
                                          ==========  ===========  ==========
   Basic and fully diluted net loss per
    common share in accordance with U.S.
    GAAP.................................      (0.57)       (2.20)      (0.92)
                                          ==========  ===========  ==========

Balance sheet

  Loans receivable

   Under U.S. GAAP, loans provided in exchange for shares issued are required to be reflected as an offset to shareholders' equity.

Share issue costs

   Under U.S. GAAP, SFAS No. 123, transactions in which an entity acquires goods and services from non-employees in exchange for equity instruments are required to be recorded at fair value. On May 31, 1996, 45,000 warrants were granted to an outside consultant and on October 24, 1996, 240,600 warrants were granted to a non-related party. The fair values of these warrants were $205,472 and $628,447 respectively, which have been charged to deficit as share issue costs.

                             OPTIMAL ROBOTICS CORP.

     For each of the years in the three-year period ended December 31, 1999
              (expressed in U.S. dollars, unless otherwise noted)


   As a result of the above adjustments to net earnings (loss), loans receivable and share issue costs, differences with respect to the balance sheet under U.S. GAAP are as follows:

 Share capital

                                                           1999        1998
                                                        ----------  ----------
                                                            $           $
                                                        ----------  ----------
   Share capital in accordance with Canadian GAAP.....  44,657,833  16,850,531
   Stock-based compensation costs on options exercised
    during the year...................................  15,111,792         --
   Change in reporting currency
    Current year......................................         --       15,048
    Cumulative effect of prior years..................   2,587,999   2,572,951
   Loan receivable....................................     (14,953)    (17,674)
                                                        ----------  ----------
   Share capital in accordance with U.S. GAAP.........  62,342,671  19,420,856
                                                        ==========  ==========

 Other capital

                                                         1999         1998
                                                      -----------  ----------
                                                           $           $
                                                      -----------  ----------
   Other capital in accordance with Canadian GAAP....      20,559      23,240
   Stock-based compensation costs
    Current year.....................................   9,227,197  12,371,637
    Cumulative effect of prior years.................  17,807,290   5,435,653
    Stock-based compensation costs on options
     exercised during the year....................... (15,111,792)        --
   Change in reporting currency
    Current year.....................................         --         (425)
    Cumulative effect of prior years.................     968,350     968,775
                                                      -----------  ----------
   Other capital in accordance with U.S. GAAP........  12,911,604  18,798,880
                                                      ===========  ==========

 Deficit

                                                          1999         1998
                                                       -----------  -----------
                                                            $            $
                                                       -----------  -----------
   Deficit in accordance with Canadian GAAP...........  (5,625,622)  (9,277,390)
   Share issue costs..................................    (833,919)    (833,919)
   Stock-based compensation costs
    Current year......................................  (9,227,197) (12,371,637)
    Cumulative effect of prior years.................. (17,807,290)  (5,435,653)
   Change in reporting currency
    Current year......................................         --      (120,255)
    Cumulative effect of prior years..................  (1,188,668)  (1,068,413)
                                                       -----------  -----------
   Deficit in accordance with U.S. GAAP............... (34,682,696) (29,107,267)
                                                       ===========  ===========

                             OPTIMAL ROBOTICS CORP.

     For each of the years in the three-year period ended December 31, 1999
              (expressed in U.S. dollars, unless otherwise noted)


 Accumulated other comprehensive income (loss)

   Accumulated other comprehensive income (loss), which results solely from the translation of the financial statements in accordance with the current rate method, is summarized as follows:

                                                           1999        1998
                                                        ----------  ----------
                                                            $           $
                                                        ----------  ----------
   Opening balance..................................... (1,533,762)   (843,759)
   Change during the year..............................    652,062    (690,003)
                                                        ----------  ----------
   Closing balance.....................................   (881,700) (1,533,762)
                                                        ==========  ==========

 Shareholders' equity

                                                           1999       1998
                                                        ----------  ---------
                                                            $           $
                                                        ----------  ---------
   Shareholders' equity in accordance with Canadian
    GAAP..............................................  39,704,832  7,596,381
   Loan receivable....................................     (14,953)   (17,674)
                                                        ----------  ---------
   Shareholders' equity in accordance with U.S. GAAP..  39,689,879  7,578,707
                                                        ==========  =========

Statement of cash flows

   Under Canadian GAAP, the statement of cash flows for the years ended December 31, 1998 and 1997 was translated into U.S. dollars using an exchange rate of US$1.00 = Cdn$1.5333. Under U.S. GAAP, the historical exchange rates on the dates of the cash flow activities would be used. Following is a summary cash flow statement for each of 1998 and 1997 under U.S. GAAP.

                                                         1998        1997
                                                      ----------  -----------
   Operating activities.............................. (5,130,768)  (2,651,258)
   Financing activities..............................    325,219          --
   Investing activities..............................  5,054,858  (11,454,805)
                                                      ----------  -----------
   Increase (decrease) in cash and cash equivalents
    during the year..................................    249,309  (14,106,063)
   Cash and cash equivalents--Beginning of year......    289,181   14,395,244
                                                      ----------  -----------
   Cash and cash equivalents--End of year............    538,490      289,181
                                                      ==========  ===========

17Subsequent events

   In January 2000, the Company issued 7,692 common shares pursuant to the exercise of warrants at an exercise price of $6.50, for total gross cash proceeds of $49,998. In addition, the Company issued 16,000 common shares pursuant to the exercise of options at a weighted average exercise price of $5.40 per share for gross cash proceeds of $86,438.

   Also in January 2000, the Company filed a registration statement with the Securities and Exchange Commission in order to register common shares underlying 253,420 outstanding warrants with a weighted average exercise price of $6.59 per share.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The names, ages and positions of our directors and officers at February 23, 2000, are as follows:

 Name                        Age Position
 ----                        --- --------
                                 Co-Chairman, Chief Executive Officer and
 Neil S. Wechsler...........  33 Director
 Holden L. Ostrin...........  40 Co-Chairman and Director
                                 President, Chief Operating Officer and
 Henry M. Karp..............  45 Director
                                 Secretary, Treasurer and Chief Financial
 Gary S. Wechsler, C.A. ....  42 Officer
                                 Vice President, Administration and Human
 O. Bradley McKenna, C.A. ..  49 Resources
 Ike Tamigian...............  40 Vice President, Software Development
                                 Vice President, Operations and Product
 Elliot Brenhouse...........  46 Management
 Leon P. Garfinkle..........  39 Director
 James S. Gertler...........  33 Director

   Neil S. Wechsler has been a director since June 1995, the Chief Executive Officer since October 1994 and was Chairman of Optimal from June 1996 through June 1999, at which time Mr. Wechsler and Mr. Holden L. Ostrin each became Co-Chairman. From May 1994 to October 1994, Mr. Wechsler was the Vice President/Marketing and Operations of Optimal. Mr. Wechsler earned a Bachelor of Arts degree from McGill University in 1988 and a Bachelor of Civil Law degree and a Bachelor of Common Law degree from McGill University in 1992.

   Holden L. Ostrin has been a director of Optimal since June 1996. Mr. Ostrin was Vice Chairman from June 1996 through June 1999, at which time Mr. Ostrin and Mr. N. Wechsler each became Co-Chairman. From May 1995 to May 1996, Mr. Ostrin was an independent business consultant. Prior to April 1995, Mr. Ostrin was Vice President and Director of CIBC Wood Gundy Securities Inc., a Canadian investment dealer. Mr. Ostrin earned a Bachelor of Arts degree in 1982 from Boston University and a Juris Doctor degree from Boston University School of Law in 1985.

   Henry M. Karp has been a director and the Chief Operating Officer of Optimal since June 1996. Since June 1999, Mr. Karp has been Optimal's President. From June 1996 through June 1999, Mr. Karp was the Executive Vice President of Optimal, and from December 1994 to May 1996, Mr. Karp was Vice President, Business Development of Optimal. Mr. Karp earned a Bachelor of Arts degree in Economics from McGill University in 1976 and a Masters of Business Administration degree from McGill University in 1978.

   Gary S. Wechsler, C.A. has been the Secretary, Treasurer and Chief Financial Officer of Optimal since May 1994. For over five years until May 1999, Mr. Wechsler was a partner of Victor & Gold, a Montreal-based accounting firm. Mr. Wechsler continues to act as a consulting partner for Victor & Gold. Mr. Wechsler earned a Bachelor of Commerce degree from McGill University in 1980. Mr. Wechsler obtained his Chartered Accountant designation in 1983. Neil S. Wechsler and Gary S. Wechsler are brothers.

   O. Bradley McKenna, C.A. has been the Vice President, Administration and Human Resources of Optimal since June 1999. From March 1994 until June 1999, Mr. McKenna was the Controller of Optimal. Mr. McKenna earned a Bachelor of Commerce degree from Loyola College in 1973 and a Masters of Business Administration degree from McGill University in 1975. Mr. McKenna obtained his Chartered Accountant designation in 1978.

   Ike Tamigian has been the Vice President, Software Development of Optimal since June 1998. From June 1995 to June 1998, Mr. Tamigian was Director of Software Development of Optimal. Prior to June 1995, Mr. Tamigian was the Senior Design Engineer/Microprocessors and Microcontroller-Based Systems at Centrodyne Inc. for more than four years. Mr. Tamigian earned a Bachelor of Electrical Engineering degree from McGill University in 1987.

   Elliot Brenhouse has been a Vice President of Optimal since June 1998. Prior to June 1998, Mr. Brenhouse held various managerial positions with the aerospace division of AlliedSignal Canada Inc. for more than five years. Mr. Brenhouse earned a Bachelor of Electrical Engineering degree from McGill University in 1976.

   Leon P. Garfinkle has been a director of Optimal since June 1996. For over the past five years, Mr. Garfinkle has been a practicing lawyer and is a partner with the law firm of Goodman Phillips & Vineberg, in Montreal, Quebec. Mr. Garfinkle earned a Bachelor of Commerce degree from McGill University in 1982, a Bachelor of Laws degree from the University of Toronto in 1985 and a Bachelor of Laws degree from the University of Montreal in 1986.

   James S. Gertler has been a director of Optimal since November 1997. Since January 1996, Mr. Gertler has been Vice President of Corporate Development of Applied Graphics Technologies, Inc. Since May 1993, he has also been the Vice President of Corporate Development for Daily News, L.P. and U.S. News and World Report, L.P. Mr. Gertler earned a Bachelor of Science degree in Economics from the Wharton School of the University of Pennsylvania in 1988 and a Masters of Business Administration degree from Harvard University in 1992.

   The Board of Directors of Optimal has set the number of directors at five, divided into three classes, the first class consisting of one director and the second and third classes consisting of two directors each. At the annual and special meeting of our shareholders held on June 26, 1997, Mr. N. Wechsler, as sole member of the first class of directors, was elected to hold office until the close of the 2000 annual meeting of shareholders; at the 1998 annual meeting of shareholders, Messrs. Karp and Garfinkle, as members of the second class of directors, were elected to hold office until the close of the 2001 annual meeting of shareholders; and at the 1999 annual meeting of shareholders, Messrs. Ostrin and Gertler, as members of the third class of directors, were elected to hold office until the close of the 2002 annual meeting of shareholders.

   Pursuant to their employment agreements, each of Messrs. N. Wechsler, Karp and Ostrin must be nominated by Optimal for election as a director. See Item 11--"Executive Compensation."

   Executive officers of Optimal are appointed annually by the Board of Directors and serve until their successors are duly appointed and qualified.

Audit Committee

   The Audit Committee of the Board of Directors performs services related to the completion of the audit of our financial statements. The Audit Committee has responsibility for, among other things, (i) reviewing the scope and results of the audit with the independent auditors, (ii) reviewing with management and the independent auditors our financial statements, (iii) considering the adequacy of our internal accounting, bookkeeping and control procedures, and
(iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effects of such performance on the auditors' independence. The members of the Audit Committee are Messrs. Ostrin, Garfinkle and Gertler.

Item 11. EXECUTIVE COMPENSATION

Compensation

  The compensation paid to the Chief Executive Officer and the two other most highly compensated executive officers (collectively, the "Named Executive Officers"), for each of the three most recently completed fiscal years is set forth in the following table. Other than these three individuals, no executive officer received salary and bonus in excess of $100,000 during 1999.

                                                 Annual           Long Term
                                            Compensation ($)    Compensation
                                           ------------------ -----------------
                                                              Shares Underlying
          Name and Position           Year Salary(1) Bonus(1)      Options
          -----------------           ---- --------- -------- -----------------
Neil S. Wechsler..................... 1999  123,166   30,791       284,000(2)
 Co-Chairman and                      1998  123,348   30,837           --
 Chief Executive Officer              1997  132,149      --        494,000(3)

Holden L. Ostrin..................... 1999  123,166   30,791       284,000(2)
 Co-Chairman                          1998  123,348   30,837           --
                                      1997  132,149      --        494,000(3)

Henry M. Karp........................ 1999  123,166   30,791       284,000(2)
 President and                        1998  123,348   30,837           --
 Chief Operating Officer              1997  132,149      --        494,000(3)

--------
(1) The Company pays salaries and bonuses in Canadian dollars. The respective average exchange rates for 1997, 1998 and 1999 were used to convert these salaries into dollars: US$1.00=Cdn.$1.3848 (1997); US$1.00=Cdn.$1.4836
    (1998) and US$1.00=Cdn.$1.4858 (1999).
(2) Includes 94,000 common shares issuable pursuant to the automatic replacement ("reload") feature of an option granted in 1997 and exercised in 1999. See footnote (3) below, and footnote (3) under Item 12--"Security Ownership of Certain Beneficial Owners and Management."
(3) Does not include an additional 188,000 common shares issuable pursuant to the reload feature of an option to purchase 94,000 common shares. See footnote (3) under Item 12--"Security Ownership of Certain Beneficial Owners and Management."

  Option Grants in 1999

  The following table provides information regarding options granted to the Named Executive Officers during 1999:

                                                                           Potential Realizable
                                                                             Value at Assumed
                                                                           Annual Rates of Stock
                                                                                   Price
                                        Individual Grants                  Appreciation ($) (2)
                         ------------------------------------------------- ---------------------
                                      Percent of Total
                           Shares     Options Granted  Exercise
                         Underlying   to Employees in   Price   Expiration
Name                      Options           1999         ($)       Date       5%         10%
----                     ----------   ---------------- -------- ---------- ---------------------
Neil S. Wechsler........  100,000           9.7         12.875    1/5/04     355,713     786,032
                           94,000(1)        9.1         16.125    5/5/02     200,117     415,480
                           90,000           8.8         31.250   12/3/04     777,042   1,717,059
Holden L. Ostrin........  100,000           9.7         12.875    1/5/04     355,713     786,032
                           94,000(1)        9.1         16.125    5/5/02     200,117     415,480
                           90,000           8.8         31.250   12/3/04     777,042   1,717,059
Henry M. Karp...........  100,000           9.7         12.875    1/5/04     355,713     786,032
                           94,000(1)        9.1         16.125    5/5/02     200,117     415,480
                           90,000           8.8         31.250   12/3/04     777,042   1,717,059

--------
(1) This option was issued upon the exercise of an option granted in 1997, pursuant to the reload feature of such option. See footnote (3) under Item 12--"Security Ownership of Certain Beneficial Owners and Management."
(2) The dollar amounts under these columns represent the potential realizable value of each option granted assuming that the market price of the common shares appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of the common shares.

  Aggregated Option and Warrant Exercises in 1999 and Year-end Option and Warrant Values

   The following table provides information regarding option exercises by the Named Executive Officers in 1999 and the amount and value of the Named Executive Officers' exercised and unexercised options and warrants as of December 31, 1999. Between January 1, 1999 and December 31, 1999, each of the Named Executive Officers exercised options and sold 194,000 shares at an average price per share of $27.16.

                                                       Number of Shares            Value of Unexercised
                                                    Underlying Unexercised         in-the-Money Options
                             Option Exercises        Options and Warrants            and Warrants ($)
                         ------------------------- ----------------------------- -------------------------
                            Common
                            Shares       Value
Name                     Acquired (1) Realized ($) Exercisable     Unexercisable Exercisable Unexercisable
----                     ------------ ------------ -----------     ------------- ----------- -------------
Neil S. Wechsler........   344,000     5,978,839     394,000(2)       190,000    12,260,750    2,977,500
Holden L. Ostrin........   194,000     4,833,750     494,000(2)       190,000    15,640,922    2,977,500
Henry M. Karp...........   194,000     4,833,750     494,000(2)(3)    190,000    15,778,853    2,977,500

--------
(1) With the exception of 150,000 of the shares acquired by Mr. Wechsler, all of these shares were sold during 1999.
(2) Does not include an additional 94,000 common shares issuable pursuant to the reload feature of an option granted in 1997. See footnote (3) under
    Item 12--"Security Ownership of Certain Beneficial Owners and Management."
(3) Includes warrants to purchase 40,000 common shares owned by a personal holding company of Mr. Karp.

   Executive Employment Agreements

   The Company has entered into employment agreements with each of the Named Executive Officers. The agreements, the terms of which are identical, were entered into as of May 5, 1997 and amended as of January 5, 1999. They were designed to assure the Company of the continued employment of each officer in his respective executive positions with the Company.

   Under the terms of these agreements, each officer receives a minimum annual salary and an annual bonus in an amount not less than 25% of the salary then in effect. Additional bonuses may also be paid in whatever amounts and at whatever times as determined by the Board of Directors of the Company.

   Each of these agreements provided for an option grant. The option grant was designed to provide incentive in a manner similar to and commensurate with the incentive arrangements for senior executives of other high technology companies of comparable size and scope. The option grants took into account that no options had been granted in 1996 and none were going to be granted in 1998. Each officer was granted an option to acquire 400,000 common shares at an exercise price of $3.00 per share (collectively the "Executive Options"). The last sale price of the common shares prior to May 4, 1997 was $2.75 per share. The Executive Options are presently exercisable in full and were exercised in 1999 as to 100,000 of the underlying shares by each of the Named Executive Officers.

   The agreements provide that the Company will pay or reimburse the officer for the premiums for a life and disability term insurance policy with a minimum coverage of $1,000,000. The agreements also provide for the forgiveness of indebtedness of the officer if he leaves the employment of the Company for any reason. See Item 13-- "Certain Relationships and Related Transactions."

   In the event of the sale of all or substantially all of the assets of the Company or the acquisition by any person of outstanding shares of the Company representing more than 50% of the votes attached to all outstanding voting shares of the Company at any time during the term of the agreement or within 12 months thereafter (unless the officer has had his employment terminated for cause), the officer will be entitled to a bonus in an amount not less than the aggregate of his then-current salary and bonus, and the term insurance, for which the Company has been reimbursing premiums will be converted to a whole life insurance policy and the Company will pay the entire cost of the premium for that whole life insurance policy. In addition, in each such circumstance, the exercise price of all options, warrants and rights to purchase common shares which are held by the officer shall, subject to regulatory approval, be reduced to Cdn.$1.00 in the aggregate. Upon any exercise following the reduction of such exercise price, the Company will record, for U.S. GAAP reconciliation purposes, and an acquiror reporting in accordance with U.S. GAAP may be required to present as compensation expense, an amount which includes the aggregate dollar value of such reduction. Furthermore, upon any exercise of options, warrants or rights held by the officer, the Company will record, for U.S. GAAP reconciliation purposes, and an acquiror reporting in accordance with U.S. GAAP may be required to present as compensation expense, the amount by which the then-prevailing market price exceeds the exercise price (except with regard to the Executive Options and the options to acquire 94,000 common shares granted to each officer on May 5, 1997, in respect of which a portion of the compensation expense has already been recorded by the Company for U.S. GAAP reconciliation purposes).

   If the officer's services are terminated other than for cause or death or disability, or in the event that the officer terminates his employment with the Company for good reason (as defined in the agreements) within six months of a change of control (as defined in the agreements), (i) the Company will pay to the officer an amount equal to five times the sum of (a) the highest salary paid to him during the term and (b) the highest aggregate bonuses paid to him during any year during the term, and (ii) the exercise price of all options, warrants and rights held by the officer to purchase common shares shall be reduced to Cdn.$1.00 in the aggregate and all of such options shall become immediately exercisable and will expire within 90 days of the termination of the covered officer's employment with the Company.

   The agreements each contain a covenant on the part of the officer not to compete with the Company for a period of 24 months following the date upon which he ceases to be an employee of the Company.

Compensation of Directors

   In January 1999, options to purchase 10,000 common shares at an exercise price of $12.875 per share were granted to each of Messrs. Garfinkle and Gertler, being the two non-executive directors of the Company. These options became exercisable as to 50% of the underlying shares on January 25, 2000 and will become exercisable as to the remaining 50% of the underlying shares on January 25, 2001. These options expire on January 25, 2004.

   During the first quarter of 1998, it was determined to discontinue the payment of fees to the Company's non-executive directors.

Options to Purchase Securities

   On February 7, 1997, the Board of Directors of the Company adopted a share option plan known as the 1997 Stock Option Plan (as amended, the "1997 Plan").

   Pursuant to the provisions of the 1997 Plan, the Company may grant options to purchase common shares to full-time employees or directors of the Company. Options may be granted for a term of up to 10 years and the term during which such options may be exercised will be determined by the Board of Directors at the time of each grant of options. The conditions of vesting and exercise of the options and the option price will be established by the Board of Directors when such options are granted and the option price shall not involve a discount greater than that permitted by law and by the regulations, rules and policies of the securities regulatory authorities to which the Company may then be subject.

   Options granted under the 1997 Plan cannot be assigned or transferred, except by will or by the laws of descent and distribution of the domicile of the deceased optionee. Upon an optionee's employment with the Company being terminated for cause or upon an optionee being removed from office as a director or becoming disqualified from being a director by law, any option or the unexercised portion thereof shall terminate forthwith. If an optionee's employment with the Company is terminated otherwise than by reason of death or termination for cause, or if any optionee ceases to be a director other than by reason of death, removal or disqualification by law, any option or the unexercised portion thereof may be exercised by the optionee for that number of shares only which he was entitled to acquire under the option at the time of such termination or cessation, provided that such option shall only be exercisable within 90 days after such termination or cessation or prior to the expiration of the term of the option, whichever occurs earlier. If an optionee dies while employed by the Company or while serving as a director, any option or the unexercised portion thereof may be exercised by the person to whom the option is transferred by will or the laws of descent and distribution for that number of shares only which the optionee was entitled to acquire under the option at the time of death, provided that such option shall only be exercisable within 180 days following the date of death or prior to the expiration of the term of the option, whichever occurs earlier.

   An aggregate of 3,000,000 common shares may be issued pursuant to the 1997 Plan. As of February 23, 2000, an aggregate of 651,271 common shares have been issued pursuant to the 1997 Plan and options to acquire an additional 2,348,000 common shares (including reload options) under the 1997 Plan are issued and outstanding. In addition, an option to acquire 60,000 common shares granted to Henry M. Karp, our President and Chief Operating Officer, on May 4, 1995, and an option to acquire 20,000 common shares granted to a consultant in 1997, are outstanding.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth, as of January 31, 2000, certain information regarding the ownership of the common shares by (i) each person known to us to be a beneficial owner of more than 5% of the common shares of Optimal, (ii) each director and Named Executive Officer of Optimal and (iii) all directors and officers of Optimal as a group.

                                               Number and Nature of
Name of Beneficial Owner                       Beneficial Ownership Percent(1)
------------------------                       -------------------- ----------
Neil S. Wechsler..............................     713,000(2)(3)       6.0%
Holden L. Ostrin..............................     694,000(3)(4)       5.7%
Henry M. Karp.................................     698,000(3)(5)       5.8%
St. Denis J. Villere & Company(6).............     690,800             6.0%
Leon P. Garfinkle.............................      50,000(3)(7)        *
James S. Gertler..............................      30,000(8)           *
All directors and officers as a group (9
 people)......................................   2,527,000(3)(9)      18.8%

--------
  * less than one percent (1%)
 (1) Assumes no issuance of common shares reserved for issuance under outstanding options and warrants, except for those held by the director or officer.

 (2) Excludes unvested options to purchase 140,000 common shares. Mr. Wechsler holds vested options to purchase 538,000 common shares.

 (3) On May 5, 1997, an option to purchase 94,000 common shares granted to each of Messrs. N. Wechsler, Ostrin and Karp, an option to purchase 20,000 common shares granted to Mr. G. Wechsler and an option to purchase 5,000 common shares granted to Mr. Garfinkle, were each granted upon terms which provide that upon its exercise, the option shall be automatically replaced with an option for an equal number of shares, at an exercise price equal to the then current market value of the common shares. This replacement mechanism can operate twice during the term of the option. The common shares currently underlying these replacement options have been included in the number of common shares beneficially owned by these optionees.

 (4) Excludes unvested options to purchase 140,000 common shares. Mr. Ostrin holds vested warrants to purchase 100,000 common shares and vested options to purchase 538,000 common shares.

 (5) Excludes unvested options to purchase 140,000 common shares. Mr. Karp holds vested options to purchase 598,000 common shares and, through a personal holding company, vested warrants to purchase 40,000 common shares.

(6) The address of this beneficial owner is 210 Baronne Street, New Orleans, Louisiana 70112. The information in this table is based exclusively on the most recent Schedule 13G/A filed by such beneficial owner with the Commission. We make no representation as to the accuracy or completeness of the information reported.

(7) Includes vested options to purchase 50,000 common shares. Excludes unvested options to purchase 5,000 common shares.

(8) Includes vested options to purchase 30,000 common shares. Excludes unvested options to purchase 5,000 common shares.

(9) Includes vested options and warrants, and options vesting within 60 days, to purchase an aggregate of 2,004,000 common shares. Excludes unvested options to purchase 503,750 common shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Directors and Employees

  The aggregate indebtedness to the Company of all employees, officers and directors and former employees, officers and directors is $169,235. Of such indebtedness, $152,414 relates to an unsecured home-loan agreement with Holden
L. Ostrin, the Co-Chairman of the Company. This loan, in the original principal amount of $175,862, is non-interest bearing and is repayable in annual installments of $11,724 through and including July 1, 2012. The foregoing indebtedness is denominated in Canadian dollars, and has been converted at a rate of US$1.00=Cdn.$1.45.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

   Exhibits--Material Contracts

Exhibit
Number                              Exhibit
-------                             -------
  3.1    Certificate and Articles of Continuance (incorporated by
         reference to Exhibit 3.1 to the Company's registration
         statement on Form F-1, file 333-4950, with the Commission on
         October 24, 1996)
  3.2    By-laws (incorporated by reference to Exhibit 3.2 to the
         Company's Annual Report on Form 10-K, File No. 0-28572, filed with the Commission on March 8, 1999)
  4      Specimen certificate of the common shares (incorporated by reference to Exhibit 1.1 to the Company's Registration
         Statement on Form 8, File No. 0-28572, filed with the
         Commission on July 17, 1996)
 10.1    Agreement with PSC, Inc. (incorporated by reference to Exhibit
         I to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1998, filed with the Commission on
         August 14, 1998)
 10.2    Agreement with International Business Machines, Inc.
         (incorporated by reference to Exhibit II to the Company's
         Quarterly Report on form 10-Q for the quarter ended June 30,
         1998, filed with the Commission on August 14, 1998)
 10.3    Employment Agreement with Neil S. Wechsler (incorporated by reference to Exhibit I to the Company's Annual Report on Form
         10-K for the year ended December 31, 1997, filed with the
         Commission on March 31, 1998)
 10.4    Amendment to Employment Agreement with Neil S. Wechsler
         (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1999, filed with the Commission on
         March 8, 1999)
 10.5    Employment Agreement with Henry M. Karp (incorporated by
         reference to Exhibit II to the Company's Annual Report on Form
         10-K for the year ended December 31, 1997, filed with the
         Commission on March 31, 1998)
 10.6    Amendment to Employment Agreement with Henry M. Karp
         (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 1999, filed with the Commission on
         March 8, 1999)
 10.7    Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit III to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1997, filed with the
         Commission on March 31, 1998)
 10.8    Amendment to Employment Agreement with Holden L. Ostrin
         (incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1999, filed with the Commission on
         March 8, 1999)
 21      List of Subsidiaries
 27      Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2000                    Optimal Robotics Corp.

                                     By:_______________________________________
                                            /s/ Neil S. Wechsler
                                         Neil S. Wechsler, Chairman (Principal
                                         Executive Officer)

                                     By:_______________________________________
                                            /s/ Gary S. Wechsler
                                         Gary S. Wechsler (Principal
                                         Accounting Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 24, 2000                    By:_______________________________________
                                            /s/ Neil S. Wechsler
                                         Neil S. Wechsler, Director

February 24, 2000                    By:_______________________________________
                                            /s/ Holden L. Ostrin
                                         Holden L. Ostrin, Director

February 24, 2000                    By:_______________________________________
                                            /s/ Henry M. Karp
                                         Henry M. Karp, Director

February 24, 2000                    By:_______________________________________
                                            /s/ James S. Gertler
                                         James S. Gertler, Director

February 24, 2000                    By:_______________________________________
                                            /s/ Leon P. Garfinkle
                                         Leon P. Garfinkle, Director