Form 10-Q
period 2000-03-31
OPTIMAL ROBOTICS CORP
filed 2000-04-25
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


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

Yes __X__   No ___


At April 18, 2000, the registrant had 13,647,933 Class "A" shares (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

OPTIMAL ROBOTICS CORP.

INTERIM
FINANCIAL STATEMENTS
(unaudited)
(stated in United States dollars)
March 31, 2000

OPTIMAL ROBOTICS CORP.

INTERIM BALANCE SHEET
(stated in United States dollars, unless otherwise noted)


                                                   March 31         December 31
                                                     2000              1999
                                                 ------------      ------------
                                                  (unaudited)
Assets

Current assets
    Cash                                         $    313,936      $  3,934,243
    U.S. Treasury bill, at cost                       569,232           564,841
    Short-term investments                         23,887,064        24,636,606
    Accounts receivable, net of allowance for
      doubtful accounts of nil                     11,027,921         4,641,566
    Inventory                                       4,565,942         3,363,943
    Tax credits receivable                            307,946           252,520
    Future income taxes                             2,608,075         3,012,997
    Prepaid expenses                                  223,076           127,017
                                                 ------------      ------------
                                                   43,503,192        40,533,733

Loans receivable                                      155,077           155,643

Deferred share issue costs                          3,500,780            56,985

Future income taxes                                 2,104,337         2,112,028

Capital assets                                      1,787,904         1,347,903
                                                 ------------      ------------
                                                 $ 51,051,290      $ 44,206,292
                                                 ============      ============


Liabilities

Current liabilities
    Advance from broker                          $  2,835,629      $         --
    Accounts payable and accrued liabilities        6,793,705         3,659,189
    Deferred revenue                                  769,314           592,271
    Contract advance                                  250,000           250,000
                                                 ------------      ------------
                                                   10,648,648         4,501,460
                                                 ------------      ------------

Shareholders' Equity

Share capital                                      44,803,095        44,657,833

Other capital                                          17,734            20,559

Cumulative translation adjustment                     506,217           652,062

Deficit                                            (4,924,404)       (5,625,622)
                                                 ------------      ------------
                                                   40,402,642        39,704,832
                                                 ------------      ------------
                                                 $ 51,051,290      $ 44,206,292
                                                 ============      ============

OPTIMAL ROBOTICS CORP.

INTERIM STATEMENT OF OPERATIONS
(unaudited)
(stated in United States dollars, unless otherwise noted)


                                                                       Three months ended
                                                                           March 31
                                                                    2000               1999
                                                                 ------------      ------------
Revenues                                                           12,004,159         5,090,265

Cost of sales                                                       9,014,103         4,344,011
                                                                 ------------      ------------

Gross margin                                                        2,990,056           746,254
                                                                 ------------      ------------


Research and development, net of tax credits                          110,079            60,072
Selling, general, administrative and other expenses                 1,900,145         1,101,998
Operating lease expense                                                81,477            49,098
Amortization of capital assets                                        139,379            49,419
Investment income                                                    (363,325)          (29,213)
Foreign exchange (gain) loss                                          (13,258)           89,706
                                                                 ------------      ------------
                                                                    1,854,497         1,321,080
                                                                 ------------      ------------
Earnings (loss) before income taxes                                 1,135,559          (574,826)

Provision for income taxes                                            434,341                --
                                                                 ------------      ------------
Net earnings (loss) for the period                               $    701,218      $   (574,826)
                                                                 ============      ============

Basic weighted average number of common shares outstanding         11,455,270         7,525,142
                                                                 ============      ============


Basic and fully diluted net earnings (loss) per common share     $       0.06      $      (0.08)
                                                                 ============      ============

OPTIMAL ROBOTICS CORP.

INTERIM STATEMENT OF DEFICIT
(unaudited)
(stated in United States dollars, unless otherwise noted)


                                                        Three months ended
                                                            March 31
                                                    2000                1999
                                                 -----------        -----------

Deficit, beginning of period                     $(5,625,622)       $(9,277,390)

Net earnings (loss) for the period                   701,218           (574,826)
                                                 -----------        -----------

Deficit, end of period                           $(4,924,404)       $(9,852,216)
                                                 ===========        ===========

OPTIMAL ROBOTICS CORP.

INTERIM STATEMENT OF CASH FLOWS
(unaudited)
(stated in United States dollars, unless otherwise noted)

                                                                              Three months ended
                                                                                  March 31
                                                                           2000              1999
                                                                        -----------      -----------
Cash provided by (used in)

Operating activities
    Net earnings (loss) for the period                                  $   701,218      $  (574,826)
    Items not affecting cash
        Amortization of capital assets                                      139,379           49,419
        Unrealized foreign exchange loss (gain) on contract advance             912           (3,986)
        Future income taxes                                                 434,341               --
    Change in non-cash operating working capital items
        Increase in accounts receivable                                  (6,411,189)      (2,909,595)
        Decrease (increase) in inventory                                 (1,215,753)          15,677
        Increase in tax credits receivable                                  (96,319)         (39,770)
        Increase in prepaid expenses                                        (96,641)         (32,834)
        Increase in accounts payable and accrued liabilities              3,151,743          342,643
        Increase in deferred revenue                                        179,421          212,547
                                                                        -----------      -----------
                                                                         (3,212,888)      (2,940,725)

Financing activities
    Advance from broker                                                   2,835,629        2,152,352
    Issuance of common shares                                               142,436           80,787
    Deferred share issue costs                                           (3,448,268)              --
    Decrease in contract advance                                                 --         (125,000)
                                                                        -----------      -----------
                                                                           (470,203)       2,108,139

Investing activities
    Purchase of capital assets                                             (584,839)         (92,024)
    Decrease in short-term investments                                      660,636        1,492,299
    Repayment of loan receivable                                                 --            1,223
                                                                        -----------      -----------
                                                                             75,797        1,401,498
                                                                        -----------      -----------

Increase (decrease) in cash and cash equivalents during
    the period                                                           (3,607,294)         568,912

Effect of exchange rate changes on cash and cash equivalents                 (8,622)           7,568

Cash and cash equivalents at beginning of period                          4,499,084          538,490
                                                                        -----------      -----------
Cash and cash equivalents at end of period                              $   883,168      $ 1,114,970
                                                                        ===========      ===========

Cash and cash equivalents is comprised of:
    Cash                                                                $   313,936      $   569,940
    U.S. Treasury bill                                                      569,232          545,030
                                                                        -----------      -----------
                                                                        $   883,168      $ 1,114,970
                                                                        -----------      -----------

OPTIMAL ROBOTICS CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2000
(unaudited)
(stated in United States dollars, unless otherwise noted)


1    Interim financial information

     The financial information as at March 31, 2000 and for the periods ended March 31, 2000 and 1999 is unaudited; however, in the opinion of management, all adjustments necessary to present fairly the results of the periods have been included. The adjustments made were of a normal, recurring nature. Interim results may not necessarily be indicative of results expected for the year.

2    Accounting policies

     Change in reporting currency The financial statements of the Company were presented in Canadian dollars up to December 31, 1997. Effective December 31, 1998, the U.S. dollar has been adopted as the reporting currency. The functional currency continues to be the Canadian dollar. The financial statements for all periods prior to December 31, 1998 were translated into U.S. dollars in accordance with a translation of convenience method using the representative exchange rate at December 31, 1998 of US$1.00 = Cdn$1.5333. The translated amount for monetary and non-monetary items at December 31, 1998 became the historical basis for those items in subsequent reporting periods.

     Deferred share issue costs

     The deferred share issue costs relate to a public offering of common shares pursuant to a registration statement declared effective by the Securities and Exchange Commission on March 28, 2000. These costs will be recorded as a reduction of the gross proceeds of the offering at the time of issuance of the common shares.

3    Advance from broker

                                                        March 31    December 31
                                                          2000         1999
                                                       ----------   ------------
     Advance from broker, US$2,835,629 face value,
      bearing interest at prime rate                   $2,835,629     $     --
                                                       ==========     ========


     The advance is secured by the short-term investments.

OPTIMAL ROBOTICS CORP.

NOTES TO INTERIM FINANCIAL  STATEMENTS  ...continued
March 31, 2000 (unaudited)
(stated in United States dollars, unless otherwise noted)


4    Research and development

                                                Three months ended March 31
                                                   2000             1999
                                                 ---------       ---------
     Research and development expenses           $ 206,398       $  99,750
     Tax credits                                   (96,319)        (39,678)
                                                 ---------       ---------
                                                 $ 110,079       $  60,072
                                                 =========       =========

5    Other information

     Revenues and costs of sales are detailed as follows:

                                                Three months ended March 31
                                                   2000              1999
                                                -----------     -----------
     Revenues
     Systems                                    $11,376,369     $ 4,925,722
     Development and customization                   61,355          68,063
     Hardware and software maintenance              566,435          96,480
                                                -----------     -----------
                                                $12,004,159     $ 5,090,265
                                                ===========     ===========
     Cost of sales
     Systems                                    $ 8,484,858     $ 4,195,675
     Development and customization                   27,090          22,802
     Hardware and software maintenance              502,155         125,534
                                                -----------     -----------
                                                $ 9,014,103     $ 4,344,011
                                                ===========     ===========

6    Net earnings (loss) per common share

     The net earnings (loss) per common share has been calculated on the weighted average number of common shares outstanding. Fully diluted net earnings (loss) per common share has not been presented separately as the effect would be anti-dilutive.

OPTIMAL ROBOTICS CORP.

NOTES TO INTERIM FINANCIAL  STATEMENTS  ...continued
March 31, 2000 (unaudited)
(stated in United States dollars, unless otherwise noted)


7    Subsequent events

     In April 2000, pursuant to a registration statement which was declared effective on March 28, 2000, the Company issued 1,625,000 common shares for gross cash proceeds of $39 per share. The estimated net proceeds of this offering, after deducting underwriting commissions and other expenses of approximately $2,723,000 (net of future income taxes of $1,688,000), amounted to $60,652,000.

     In addition, the Company issued 560,000 common shares pursuant to the exercise of outstanding stock options and warrants for gross cash proceeds of $1,587,000.

8 Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP

     Statement of operations Transactions entered into after December 15, 1995 in which an entity acquires goods and services from non-employees in exchange for equity instruments are required to be recorded at fair value (SFAS No. 123).

     For stock-based compensation plans, the Company has chosen to use the intrinsic value method (APB Opinion No. 25), which requires compensation cost to be recognized on the difference, if any, between the quoted market price of the stock as at the grant date and the amount the individual must pay to acquire the stock. Variable stock option plans require subsequent increases in the fair value of the underlying stock to be recorded as additional compensation cost. The options issued in 1997 have a cashless exercise option and accordingly, they are accounted for as variable stock option plans. On April 27, 1998, option holders waived the cashless exercise option on options to acquire 1,507,000 common shares; therefore subsequent changes in the fair value of the underlying stock are no longer recorded as an increase or decrease of compensation cost.

OPTIMAL ROBOTICS CORP.

NOTES TO INTERIM FINANCIAL  STATEMENTS  ...continued
March 31, 2000 (unaudited)
(stated in United States dollars, unless otherwise noted)


8 Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP ...continued

     Under Canadian GAAP, compensation expense is not recognized.

                                                                        Three month ended March 31
                                                                           2000           1999
                                                                         ---------      ---------
     Net earnings (loss) for the period in accordance with Canadian
        GAAP                                                             $ 701,218      $(574,826)

     Stock-based compensation costs                                       (134,331)      (362,931)
                                                                         ---------      ---------
     Net earnings (loss) for the period in accordance with U.S. GAAP       566,887       (937,757)

     Other comprehensive income
        Foreign currency translation adjustments                          (145,893)       121,559

                                                                         ---------      ---------
     Comprehensive income (loss)                                         $ 420,994      $(816,198)
                                                                         =========      =========

     Basic and fully diluted net earnings (loss) per common share        $    0.05      $   (0.12)
                                                                         =========      =========


     Balance sheet

                                              March 31, 2000                       December 31, 1999
                                     As reported          U.S. GAAP          As reported           U.S. GAAP
                                     ------------        ------------        ------------        ------------
     Loan receivable                 $    155,077        $    140,177        $    155,643        $    140,690
                                     ============        ============        ============        ============
     Shareholders' equity
        Share capital                $ 44,803,095        $ 62,520,160        $ 44,657,833        $ 62,342,671
        Other capital                      17,734          13,010,984              20,559          12,911,604
        Deficit                        (4,924,404)        (34,115,809)         (5,625,622)        (34,682,696)
        Cumulative translation
            adjustment                    506,217                  --             652,062                  --
        Accumulated other
            comprehensive loss                 --          (1,027,593)                 --            (881,700)
                                     ------------        ------------        ------------        ------------
                                     $ 40,402,642        $ 40,387,742        $ 39,704,832        $ 39,689,879
                                     ============        ============        ============        ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     The  following   discussion  and  analysis  of  the  Company's  results  of operations and liquidity and capital resources should be read in conjunction with the financial information and the financial statements of the Company and their related notes appearing elsewhere herein. The financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in Canada, which conform in all material respects with U.S. GAAP except as disclosed in Note 8 to the financial statements, which explains the nature of the differences between Canadian and U.S. GAAP and their impact on the financial statements.

First Three Months of 2000 Compared with First Three Months of 1999

     Total revenues increased by $6,913,894, or 136%, for the first three months of 2000 compared to the first three months of 1999. Sales of U-Scan(R) Express grew from 51 systems in 1999 to 115 systems in 2000, producing $6,450,647 of additional systems revenue, an increase of 131%. The growth in sales was due to a significant increase in orders for the Company's core product. Service contract revenue recognized for hardware and software maintenance increased by $469,955, or 487%, because of the increased number of customers that entered into maintenance contracts with the Company after purchasing U-Scan(R) Express systems.

     Total cost of sales increased by $4,670,092, or 108%, for the first three months of 2000 compared to the first three months of 1999. Overall gross margin increased as a percentage of sales from 15% in 1999 to 25% in 2000. This increase resulted primarily from economies of scale and the reduction of installation costs.

     Net research and development expenses increased by $50,007, or 83%, for the first three months of 2000 compared to the first three months of 1999. As a percentage of sales, net research and development expenses remained unchanged at 1%.

     Selling, general and administrative expenses (including operating lease expense) increased by $830,526, or 72%, for the first three months of 2000 compared to the first three months of 1999. However, as a percentage of sales, these expenses decreased from 23% in 1999 to 17% in 2000. During the first quarter of 2000, the Company continued to expand its infrastructure and hire additional personnel.

Liquidity and Capital Resources

     As of March 31, 2000, the Company had cash, cash equivalents and short-term investments of $24,770,232 and working capital of $32,854,544.

     Operating activities used $3,212,888 in the first three months of 2000 as compared to $2,940,725 in 1999. In the first three months of 2000, the Company issued 25,692 (1999 - 64,271) common shares pursuant to the exercise of options and warrants which resulted in cash proceeds of $142,436 (1999 - $80,787).

     In the first three months of 2000, the Company had capital expenditures of $584,839 (1999 - $92,024), principally relating to leasehold improvements.

     The Company maintains an operating line of credit in the amount of Cdn.$500,000 with its bank, in connection with which it has pledged a $US treasury bill. As at March 31, 2000 there was no balance on this line of credit.

     The  Company   believes   that  its  cash,   cash-equivalents,   short-term
investments and this operating line will be adequate to meet its liquidity needs for at least the next 12 months.

     In April 2000, pursuant to a registration statement which was declared effective on March 28, 2000, the Company issued 1,625,000 common shares for gross cash proceeds of $39 per share. The estimated net proceeds of this offering, after deducting underwriting commissions and other expenses of approximately $2,723,000 (net of future income taxes of $1,688,000), amounted to $60,652,000.

     In addition, the Company issued 560,000 common shares pursuant to the exercise of outstanding stock options and warrants for gross cash proceeds of $1,587,000.

Year 2000 Issues

     To date, none of our customers has informed us of any Year 2000 problems with their systems and hardware, although some uncertainty remains in the software industry and other industries concerning the scope and magnitude of problems associated with the century change. Furthermore, we received no indications that any material third party providers were not ready for the Year 2000, and we believe that any such unpreparedness discovered after January 2000 will not have a material affect on our business, results of operations or financial condition.

Item 3. There have been no material changes since December 31, 1999.

PART II. OTHER INFORMATION


Item 1.

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

Items 3. through 5. The registrant has nothing to report under these items.

Item 6.

(a)  Exhibits - Not applicable.

(b)  Reports on Form 8K - None were filed in the quarter ended March 31, 2000

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OPTIMAL ROBOTICS CORP.




Dated: April 25, 2000                        By: /s/ Holden L. Ostrin
                                                 -----------------------
                                                 Holden L. Ostrin
                                                 Co-Chairman

                                             By: /s/ Gary S. Wechsler
                                                 -----------------------
                                                 Gary S. Wechsler
                                                 Secretary, Treasurer and Chief
                                                 Financial Officer