Form 10-Q
period 2000-06-30
OPTIMAL ROBOTICS CORP
filed 2000-07-25
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the six month period ended June 30, 2000


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



Yes      __X__   No _____



At July 6, 2000, the registrant had 13,655,625 Class "A" shares (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

Optimal Robotics Corp.


Interim Financial Statements
(Unaudited)

June 30, 2000
(stated in United States dollars)

OPTIMAL ROBOTICS CORP.


INTERIM BALANCE SHEETS
(stated in United States dollars, unless otherwise noted)


                                                  June 30,          December 31,
                                                      2000                 1999
                                                         $                    $
                                                (unaudited)

Assets

Current assets
Cash and U.S. Treasury bill, at cost              1,174,399           4,499,084
Short-term investments                           73,841,238          24,636,606
Accounts receivable (note 8)                     15,108,993           4,641,566
Inventory (note 3)                               12,668,932           3,363,943
Tax credits receivable                              266,788             252,520
Future income taxes                               3,700,747           3,012,997
Prepaid expenses                                    278,010             127,017
                                              =================================

                                                107,039,107          40,533,733

Loans receivable                                    137,383             155,643

Deferred share issue costs                               --              56,985

Future income taxes                               1,805,138           2,112,028

Capital assets                                    1,967,616           1,347,903
                                              =================================

                                                110,949,244          44,206,292
                                              =================================

Liabilities

Current liabilities
Accounts payable and accrued
 liabilities                                      7,291,090           3,659,189
Deferred revenue                                  1,527,693             592,271
Contract advance                                    250,000             250,000
                                              =================================

                                                  9,068,783           4,501,460
                                              ---------------------------------

Shareholders' Equity

Share capital                                   106,840,472          44,657,833

Other capital                                        14,966              20,559

Cumulative translation adjustment                (1,484,471)            652,062

Deficit                                          (3,490,506)         (5,625,622)
                                              ---------------------------------

                                                101,880,461          39,704,832
                                              ---------------------------------

                                                110,949,244          44,206,292
                                              =================================

OPTIMAL ROBOTICS CORP.


INTERIM STATEMENTS OF OPERATIONS
(unaudited)
(stated in United States dollars, unless otherwise noted)


                                                        Three months           Six months         Three months           Six months
                                                               ended                ended                ended                ended
                                                            June 30,             June 30,             June 30,             June 30,
                                                                2000                 2000                 1999                 1999
                                                                   $                    $                    $                    $
Revenues (note 6)                                         16,123,099           28,127,258            7,023,259           12,113,524

Cost of sales (note 6)                                    11,957,323           20,971,426            5,535,849            9,879,860
                                                        ---------------------------------------------------------------------------

Gross margin                                               4,165,776            7,155,832            1,487,410            2,233,664
                                                        ---------------------------------------------------------------------------

Research and development net of tax
      credits (note 5)                                       237,806              347,885               50,884              110,956
Selling, general and administrative
      expenses                                             2,525,856            4,494,220            1,136,943            2,377,745
Amortization of capital assets                               262,981              402,360               71,933              121,352
Investment income                                         (1,183,722)          (1,547,047)            (200,712)            (229,925)
                                                        ---------------------------------------------------------------------------

                                                           1,842,921            3,697,418            1,059,048            2,380,128
                                                        ---------------------------------------------------------------------------

Earnings (loss) before income taxes                        2,322,855            3,458,414              428,362             (146,464)

Provision for income taxes                                   888,957            1,323,298                   --                   --
                                                        ---------------------------------------------------------------------------

Net earnings (loss) for the period                         1,433,898            2,135,116              428,362             (146,464)
                                                        ===========================================================================

Weighted average number of common shares
      outstanding                                         13,567,536           12,511,392            9,292,011            8,413,457
                                                        ===========================================================================

Net earnings (loss) per common share
      (note 7)                                                  0.11                 0.17                 0.05                (0.02)
                                                        ===========================================================================

OPTIMAL ROBOTICS CORP.


INTERIM STATEMENTS OF DEFICIT
(unaudited)
(stated in United States dollars, unless otherwise noted)


                                                        Three months           Six months         Three months           Six months
                                                               ended                ended                ended                ended
                                                            June 30,             June 30,             June 30,             June 30,
                                                                2000                 2000             19992000             19992000
                                                                   $                    $                    $                    $
Deficit - Beginning of period                             (4,924,404)          (5,625,622)          (9,852,216)          (9,277,390)

Net earnings (loss) for the period                         1,433,898            2,135,116              428,362             (146,464)
                                                        ---------------------------------------------------------------------------

Deficit - End of period                                   (3,490,506)          (3,490,506)          (9,423,854)          (9,423,854)
                                                        ===========================================================================

OPTIMAL ROBOTICS CORP.


INTERIM BALANCE SHEET
(stated in United States dollars, unless otherwise noted)




OPTIMAL ROBOTICS CORP.


INTERIM STATEMENTS OF CASH FLOWS
(unaudited)
(stated in United States dollars, unless otherwise noted)


                                                                       2000               1999
                                                                          $                  $
Cash provided by (used in)

Operating activities
Net earnings (loss) for the period                                2,135,116          (146,464)
Items not affecting cash
      Amortization of capital assets                                402,360           121,352
      Unrealized foreign exchange (loss) gain on contract
         advance                                                      5,948           (11,778)
      Non-refundable tax credits                                    (39,539)               --
      Future income taxes                                         1,323,298                --
Change in non-cash operating working capital items
      Increase in accounts receivable                           (10,706,301)       (4,621,835)
      Increase in inventory                                      (9,499,202)         (499,448)
      Increase in tax credits receivable                            (20,451)          (72,773)
      Increase in prepaid expenses                                 (155,868)          (43,043)
      Increase in accounts payable and accrued liabilities        4,036,210         2,086,032
      Increase in deferred revenue                                  960,991           702,212
                                                             --------------------------------

                                                                (11,557,438)       (2,485,745)
                                                             --------------------------------

Financing activities
Issuance of common shares                                        65,134,022        27,297,499
Share issue costs                                                (4,673,729)       (2,585,876)
Decrease in contract advance                                             --          (125,000)
                                                             --------------------------------

                                                                 60,460,293        24,586,624
                                                             --------------------------------

Investing activities
Purchase of capital assets                                       (1,335,541)         (347,026)
Increase in short-term investments                              (50,394,557)      (18,172,026)
Repayment of loan receivable                                         14,782             1,239
                                                             --------------------------------

                                                                (51,715,316)      (18,517,813)
                                                             --------------------------------

Increase (decrease) in cash and cash equivalents during
       the period                                                (2,812,461)        3,583,066

Effect of foreign exchange fluctuations on cash                    (512,223)         (333,194)

Cash and cash equivalents - Beginning of period                   4,499,083           538,490
                                                             --------------------------------

Cash and cash equivalents - End of period                         1,174,399         3,788,362
                                                             ================================


Cash and cash equivalents is comprised of
Cash                                                                595,454         3,238,784
U.S. Treasury bill                                                  578,945           549,578
                                                             --------------------------------

                                                                  1,174,399         3,788,362
                                                             ================================

OPTIMAL ROBOTICS CORP.


NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)
(stated in United States dollars, unless otherwise noted)


1    Interim financial information

     The financial information as at June 30, 2000 and for the periods ended June 30, 2000 and 1999 is unaudited; however, in the opinion of management, all adjustments necessary to present fairly the results of the periods have been included. The adjustments made were of a normal, recurring nature. Interim results may not necessarily be indicative of results expected for the year. These interim financial statements have not been the subject of a review engagement by the Company's independent auditors.

2    Accounting policy

     Change in reporting currency

     The financial statements of the Company were presented in Canadian dollars up to December 31, 1997. Effective December 31, 1998, the U.S. dollar has been adopted as the reporting currency. The functional currency continues to be the Canadian dollar. The financial statements for all period prior to December 31, 1998 were translated into U.S. dollars in accordance with a translation of convenience method using the representative exchange rate at December 31, 1998 of US$1.00 = Cdn$1.5333. The translated amount for monetary and non-monetary items at December 31, 1998 became the historical basis for those items in subsequent reporting periods. The financial statements for all periods subsequent to December 31, 1998 are translated into U.S. dollars in accordance with the current rate method.

3    Inventory

                                                 June 30,      December 31,
                                                     2000              1999
                                                        $                 $

     Replacement parts                          4,456,282         2,763,261
     U-Scan(R)Express systems                   8,212,650           600,682
                                             ------------------------------

                                               12,668,932         3,363,943
                                             ==============================

4    Capital stock

     On March 28, 2000, the Company filed a registration statement with the Securities and Exchange Commission qualifying the issuance of 1,625,000 common shares for gross proceeds of $39.00 per share. Net proceeds from the offering amounted to $60,418,000, after deducting underwriting commissions and other expenses of $2,957,000 (net of future income taxes of $1,774,000).

OPTIMAL ROBOTICS CORP.


NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)
(stated in United States dollars, unless otherwise noted)


     During the six-month period ended June 30, 2000, 60,000 options with a weighted average exercise price of CDN$2.50, and 518,000 options with a weighted average exercise price of US$3.08 were exercised for a total cash consideration of $1,575,552. In addition, 40,000 warrants with a weighted average exercise price of CDN$3.75 and 15,384 warrants with a weighted average exercise price of US$6.50 were exercised for a total cash consideration of $203,110.

5    Research and development

                                                          Three months        Six months        Three months         Six months
                                                                 ended             ended               ended              ended
                                                              June 30,          June 30,            June 30,           June 30,
                                                                  2000              2000                1999               1999
                                                                     $                 $                   $                  $

     Research and development expenses                         237,806           444,204             83,896            183,646
     Tax credits earned                                             --           (96,319)           (33,012)           (72,690)
                                                            ------------------------------------------------------------------

                                                               237,806           347,885             50,884            110,956
                                                            ==================================================================

6    Other information


     Revenues and costs of sales are detailed as follows:

                                                       Three months          Six months        Three months          Six months
                                                              ended               ended               ended               ended
                                                           June 30,            June 30,            June 30,            June 30,
                                                               2000                2000                1999                1999
                                                                  $                   $                   $                   $
     Revenues
     Systems                                             15,395,849          26,772,218           6,748,348          11,674,070
     Development and customization                           53,344             114,699              81,287             149,350
     Hardware and software
          maintenance                                       673,906           1,240,341             193,624             290,104
                                                      -------------------------------------------------------------------------

                                                         16,123,099          28,127,258           7,023,259          12,113,524
                                                      =========================================================================

     Cost of sales
     Systems                                             11,327,194          19,812,052           5,295,951           9,491,626
     Development and customization                           28,420              55,510              31,443              54,245
     Hardware and software
          maintenance                                       601,709           1,103,864             208,455             333,989
                                                      -------------------------------------------------------------------------

                                                         11,957,323          20,971,426           5,535,849           9,879,860
                                                      =========================================================================

OPTIMAL ROBOTICS CORP.


NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)
(stated in United States dollars, unless otherwise noted)


7    Net earnings (loss) per common share

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

      Under Canadian GAAP, compensation expense is not recognized.

OPTIMAL ROBOTICS CORP.


NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)
(stated in United States dollars, unless otherwise noted)


                                                      Three months          Six months        Three months           Six months
                                                             ended               ended               ended                ended
                                                          June 30,            June 30,            June 30,             June 30,
                                                              2000                2000                1999                 1999
                                                                 $                   $                   $                    $
     Net earnings (loss) for the period
          in accordance with Canadian
          GAAP                                           1,433,898           2,135,116             428,362            (146,464)

     Stock-based compensation costs                    (18,807,034)        (18,941,365)         (1,343,814)         (1,706,745)
                                                      ------------------------------------------------------------------------

     Net loss for the period in
          accordance with U.S. GAAP                    (17,373,136)        (16,806,249)           (915,452)         (1,853,209)

     Other comprehensive income (loss)
          Foreign currency translation
               adjustments                              (1,990,640)         (2,136,533)             27,166             148,725
                                                      ------------------------------------------------------------------------

     Comprehensive loss                                (19,363,776)        (18,942,782)           (888,286)         (1,704,484)
                                                      ========================================================================


     Weighted average number of common
          shares outstanding                            13,567,536          12,511,392           9,292,011           8,413,457
                                                      ========================================================================

     Basic and diluted net loss per
          common share                                       (1.28)              (1.34)              (0.10)              (0.22)
                                                      ========================================================================

      Operating lease expense                               81,477             193,615              59,352             108,450
                                                      ========================================================================

OPTIMAL ROBOTICS CORP.


NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)
(stated in United States dollars, unless otherwise noted)


      Balance sheet

                                                                       June 30, 2000                         December 31, 1999
                                               -------------------------------------          --------------------------------
                                                    As reported            U.S. GAAP          As reported            U.S. GAAP
                                                              $                    $                    $                    $
     Loans receivable (1)                               137,383              137,383              155,643              140,690
                                               ===============================================================================


     Shareholders' equity
          Share capital                             106,840,472          148,886,160           44,657,833           62,342,671
          Other capital                                  14,966            7,501,479               20,559           12,911,604
          Deficit                                    (3,490,506)         (51,488,945)          (5,625,622)         (34,682,696)
          Cumulative translation
               adjustment                            (1,484,471)                  --              652,062                   --
          Accumulated other
               comprehensive loss                            --           (3,018,233)                  --             (881,700)
                                              --------------------------------------------------------------------------------

                                                    101,880,461          101,880,461           39,704,832           39,689,879
                                              ================================================================================

(1) During the six-month period ended June 30, 2000, the share purchase loan in the amount of $14,953, which was presented against capital stock under U.S. GAAP, was reimbursed in full.

     Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts of nil.

OPTIMAL ROBOTICS CORP.


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

First Six Months of 2000 compared with First Six Months of 1999

Total revenue increased by $16,013,734, or 132%, from $12,113,524 in 1999 to $28,127,258 in 2000. For the first six-months of 2000, the Company sold 273 U-Scan(R) Express systems, compared with 119 systems for the first six-months of 1999. The growth in systems sales is due to a significant increase in orders from both existing and new customers, which produced $15,098,148 of additional systems revenue. Service contract revenue recognized for hardware and software maintenance increased by $950,237 or 328%, due to the increased number of stores that entered into contracts with the Company after purchasing U-Scan(R) Express systems.

Total cost of sales increased by $11,091,566, or 112%, from $9,879,860 in 1999 to $20,971,426 for the first six-months of 2000. Overall gross margin as a percentage of sales increased from 18% in 1999 to 25% in 2000. This increase is attributed primarily to the increase in gross margin on system sales, from 19% in 1999 to 26% in 2000, which resulted from economies of scale realized and the reduction of installation costs. In the first six-months of 2000, a gross margin of 11% was realized on hardware and software maintenance revenue.

Net research and development expenses increased by $236,929, or 214%, from 1999 to 2000. As a percentage of sales, net research and development expenses remained unchanged at 1% for both 1999 and 2000. Selling, general and administrative expenses increased by $2,116,475, or 89% in 2000 over 1999. As a percentage of sales, these expenses decreased from 20% in 1999 to 16% in 2000. This decrease resulted from the substantial increase in the number of U-Scan(R) Express systems sold in 2000 as well as greater efficiencies realized through spending control.

OPTIMAL ROBOTICS CORP.


Second Quarter of 2000 Compared with Second Quarter of 1999

Total revenues increased by $9,099,840, or 130%, from $7,023,259 in 1999 to $16,123,099 in 2000. Sales of U-Scan(R) Express grew from 68 systems in 1999 to 158 systems in 2000, producing $8,647,501 of additional systems revenue, an increase of 128%. Service contract revenue recognized for hardware and software maintenance increased by $480,282, or 248%.

Total cost of sales increased by $6,421,474, or 116%, from $5,535,849 in 1999 to $11,957,323 in 2000. Overall gross margin increased as a percentage of sales from 21% in 1999 to 26% in 2000, which was primarily due to the increased gross margin on system sales from 22% in 1999 to 26% in 2000. In the second quarter of 2000, a gross margin of 11% was realized on hardware and software maintenance revenue. Net research and development expenses increased by $186,922, or 367%, from 1999 to 2000. As a percentage of sales, net research and development expenses remained unchanged at 1% in 1999 and 2000.

Selling, general and administrative expenses increased by $1,388,913, or 122% in 2000 compared to the second quarter of 1999. As a percentage of sales, these expenses remained constant at 16%.

Liquidity and Capital Resources

As of June 30, 2000, the Company had working capital of $97,970,324 which included cash, cash equivalents and investment grade commercial paper of $75,015,637. Operating activities for the first six months of 2000 used $11,557,438 as compared with $2,485,745 in 1999. The Company believes that it has sufficient working capital to meet its needs for the next twelve months.

Inventory increased by $9,304,989 during the six-month period ended June 30, 2000. Replacement parts inventory increased by $1,693,021 during this period to accommodate the servicing of the Company's expanding customer base. Our U-Scan(R) Express systems inventory has increased by $7,611,968 as a result of purchases made at the end of June for delivery in the third quarter.

In the first six months of 2000, the Company had capital expenditures of $1,335,541, principally relating to the acquisition of leasehold improvements, computer equipment and test units.

On March 28, 2000, the Company filed a registration statement with the Securities and Exchange Commission qualifying the issuance of 1,625,000 common shares for gross proceeds of $39.00 per share. Net proceeds from the offering amounted to $60,418,000, net of underwriting discounts and other expenses of $2,957,000 (net of future income taxes of $1,774,000).

During the six-month period ended June 30, 2000, 60,000 options, with an average exercise price of CDN$2.50, and 518,000 options, with a weighted average exercise price

OPTIMAL ROBOTICS CORP.


of US$3.08, were exercised for a total cash consideration of $1,575,552. In addition, 40,000 warrants with a weighted average exercise price of CDN$3.75, and 15,384 warrants, with a weighted average exercise price of US$6.50, were exercised for a total cash consideration of $203,110.

The Company maintains an operating line of credit in the amount of CAD$500,000 with its banker.


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

OPTIMAL ROBOTICS CORP.


Item 3: Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes since December 31, 1999.

OPTIMAL ROBOTICS CORP.


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

Smith's Food & Drug Centers, Inc., an indirect wholly-owned subsidiary of Kroger, has also been sued by the same claimant in the State of Utah based upon the same issues underlying the suit filed against us in July. At our expense, our counsel is also defending Smith's in such action. Furthermore, we are contractually bound to indemnify Kroger for any damages that it may incur in connection with such suit.

Item 2. The registrant has nothing to report under this item.

Item 3. The registrant has nothing to report under this item.

Item 4. The registrant held its annual meeting of the shareholders on June 22, 2000. The following resolutions were adopted:

--------------------------------------------------------------------------------
Resolution                            Votes For      Votes Against     Withheld
--------------------------------------------------------------------------------
Election of a Director                 7,934,575                         5,884
--------------------------------------------------------------------------------
Re-appointment of Price                7,950,355                         5,984
WaterhouseCoopers as Auditors
--------------------------------------------------------------------------------
Resolution to amend the                7,924,799         26,084
Corporations' Articles
--------------------------------------------------------------------------------
Amendment to Corporation's By-Law      7,919,619         30,864
No. 1A
--------------------------------------------------------------------------------
Amendment to Stock Option Plan         4,089,054      1,143,829
--------------------------------------------------------------------------------

Item 5. The registrant has nothing to report under this item

Item 6.

(a)  Exhibits - 27 Financial Data Schedule

(b)  Reports on Form 8K - None

OPTIMAL ROBOTICS CORP.


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        OPTIMAL ROBOTICS CORP.




Dated: July 25, 2000                    By: /s/ Holden L. Ostrin
                                            ------------------------------------
                                            Holden L. Ostrin
                                            Co-Chairman


                                        By: /s/ Gary S. Wechsler
                                            ------------------------------------
                                            Gary S. Wechsler
                                            Secretary, Treasurer and Chief
                                            Financial Officer