Form 10-Q/A
period 2000-06-30
OPTIMAL ROBOTICS CORP
filed 2000-10-24
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (AMENDMENT No.1)


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


Yes __X___ No _____


At July 6, 2000, the registrant had 13,655,625 Class "A" shares (without nominal or par value) outstanding.

Explanatory Information


The interim financial information as at June 30, 2000 and for the periods ended June 30, 2000 have been restated to reflect previously unrecognized foreign exchange gains related to short term investments denominated in currencies other than the functional currency. This restatement resulted in an increase in net earnings for the three months and six months ended June 30, 2000 of $613,463. Basic and fully diluted net earnings per common share increased by $.04 for the three months ended June 30, 2000 and by $.05 for the six months ended June 30, 2000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Optimal Robotics Corp.


Interim Financial Statements
(Unaudited)
June 30, 2000
(stated in United States dollars)
(RESTATED)

OPTIMAL ROBOTICS CORP.

INTERIM BALANCE SHEETS
(stated in United States dollars, unless otherwise noted)


                                                      June 30,      December 31,
                                                          2000             1999
                                                             $                $
                                                   (unaudited)
                                                    (restated)

Assets

Current assets
Cash and U.S. Treasury bill, at cost                 1,174,399        4,499,084
Short-term investments                              74,835,022       24,636,606
Accounts receivable                                 15,108,993        4,641,566
Inventory                                           12,668,932        3,363,943
Tax credits receivable                                 266,788          252,520
Future income taxes                                  3,320,426        3,012,997
Prepaid expenses                                       278,010          127,017
                                                  -----------------------------

                                                   107,652,570       40,533,733

Loans receivable                                       137,383          155,643

Deferred share issue costs                                  --           56,985

Future income taxes                                  1,805,138        2,112,028

Capital assets                                       1,967,616        1,347,903
                                                  -----------------------------

                                                   111,562,707       44,206,292
                                                  =============================

Liabilities

Current liabilities
Accounts payable and accrued liabilities             7,291,090        3,659,189
Deferred revenue                                     1,527,693          592,271
Contract advance                                       250,000          250,000
                                                  -----------------------------

                                                     9,068,783        4,501,460
                                                  -----------------------------

Shareholders' Equity

Share capital                                      106,840,472       44,657,833

Other capital                                           14,966           20,559

Cumulative translation adjustment                   (1,484,471)         652,062

Deficit                                             (2,877,043)      (5,625,622)
                                                  -----------------------------

                                                   102,493,924       39,704,832
                                                  -----------------------------

                                                   111,562,707       44,206,292
                                                  =============================

OPTIMAL ROBOTICS CORP.

INTERIM STATEMENTS OF OPERATIONS
(unaudited)
(stated in United States dollars, unless otherwise noted)


                                                              Three months         Six months       Three months         Six months
                                                                     ended              ended              ended              ended
                                                                  June 30,           June 30,           June 30,           June 30,
                                                                      2000               2000               1999               1999
                                                                         $                  $                  $                  $
                                                                (restated)         (restated)

Revenues (note 6)                                               16,123,099         28,127,258          7,023,259         12,113,524

Cost of sales (note 6)                                          11,957,323         20,971,426          5,535,849          9,879,860
                                                               --------------------------------------------------------------------

Gross margin                                                     4,165,776          7,155,832          1,487,410          2,233,664
                                                               --------------------------------------------------------------------

Research and development net of tax credits
      (note 5)                                                     237,806            347,885             50,884            110,956
Selling, general and administrative expenses                     2,525,856          4,494,220          1,136,943          2,377,745
Amortization of capital assets                                     262,981            402,360             71,933            121,352
Investment income                                               (1,183,722)        (1,547,047)          (200,712)          (229,925)
                                                               --------------------------------------------------------------------

                                                                 1,842,921          3,697,418          1,059,048          2,380,128
                                                               --------------------------------------------------------------------

Earnings (loss) before the
      following                                                  2,322,855          3,458,414            428,362           (146,464)

Foreign exchange gains                                             993,785            993,785                 --                 --
                                                               --------------------------------------------------------------------

Earnings (loss) before income taxes                              3,316,640          4,452,199            428,362           (146,464)

Provision for income taxes                                       1,269,279          1,703,620                 --                 --
                                                               --------------------------------------------------------------------

Net earnings (loss) for the period                               2,047,361          2,748,579            428,362           (146,464)
                                                               --------------------------------------------------------------------

Weighted average number of common shares
      outstanding                                               13,567,536         12,511,392          9,292,011          8,413,457
                                                               --------------------------------------------------------------------

Net earnings (loss) per common share - Basic
      and fully diluted                                               0.15               0.22               0.05              (0.02)
                                                               --------------------------------------------------------------------

OPTIMAL ROBOTICS CORP.

INTERIM STATEMENTS OF DEFICIT
(unaudited)
(stated in United States dollars, unless otherwise noted)


                                                           Three months          Six months        Three months          Six months
                                                                  ended               ended               ended               ended
                                                               June 30,            June 30,            June 30,            June 30,
                                                                   2000                2000                1999                1999
                                                                      $                   $                   $                    $
                                                              (restated)           (restated)

Deficit - Beginning of period                                (4,924,404)         (5,625,622)         (9,852,216)         (9,277,390)

Net earnings (loss) for the period                            2,047,361           2,748,579             428,362            (146,464)
                                                            -----------------------------------------------------------------------

Deficit - End of period                                      (2,877,043)         (2,877,043)         (9,423,854)         (9,423,854)
                                                            =======================================================================

OPTIMAL ROBOTICS CORP.

INTERIM STATEMENTS OF CASH FLOWS
(unaudited)
(stated in United States dollars, unless otherwise noted)


                                                                               2000              1999
                                                                                  $                 $
                                                                         (restated)

Cash provided by (used in)

Operating activities
Net earnings (loss) for the period                                        2,748,579          (146,464)
Items not affecting cash
      Amortization of capital assets                                        402,360           121,352
      Unrealized foreign exchange loss (gain) on contract advance             5,948           (11,778)
      Non-refundable tax credits                                            (39,539)               --
      Future income taxes                                                 1,703,620                --
Change in non-cash operating working capital items
      Increase in accounts receivable                                   (10,706,301)       (4,621,835)
      Increase in inventory                                              (9,499,202)         (499,448)
      Increase in tax credits receivable                                    (20,451)          (72,773)
      Increase in prepaid expenses                                         (155,868)          (43,043)
      Increase in accounts payable and accrued liabilities                4,036,210         2,086,032
      Increase in deferred revenue                                          960,991           702,212
                                                                       ==============================

                                                                        (10,563,653)       (2,485,745)
                                                                       ------------------------------

Financing activities
Issuance of common shares                                                65,134,022        27,297,499
Share issue costs                                                        (4,673,729)       (2,585,876)
Decrease in contract advance                                                     --          (125,000)
                                                                       ------------------------------

                                                                         60,460,293        24,586,624
                                                                       ------------------------------

Investing activities
Purchase of capital assets                                               (1,335,541)         (347,026)
Increase in short-term investments                                      (51,400,536)      (18,172,026)
Repayment of loan receivable                                                 14,782             1,239
                                                                       ------------------------------

                                                                        (52,721,295)      (18,517,813)
                                                                       ------------------------------

Increase (decrease) in cash and cash equivalents during the period       (2,824,655)        3,583,066

Effect of foreign exchange fluctuations on cash                            (500,030)         (333,194)

Cash and cash equivalents - Beginning of period                           4,499,084           538,490
                                                                       ------------------------------

Cash and cash equivalents - End of period                                 1,174,399         3,788,362
                                                                       ==============================


Cash and cash equivalents is comprised of
Cash                                                                        595,454         3,238,784
U.S. Treasury bill                                                          578,945           549,578
                                                                       ------------------------------

                                                                          1,174,399         3,788,362
                                                                       ==============================

OPTIMAL ROBOTICS CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)
(stated in United States dollars, unless otherwise noted)


1    Interim financial information and restatement

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

     The interim financial information as at June 30, 2000, and for the periods ended June 30, 2000 has been restated to reflect $993,785 of previously unrecognized foreign exchange gains related to short term investments denominated in currencies other than the functional currency. This restatement resulted in an increase in net earnings for the three months and six months ended June 30, 2000 of $613,463, as well as an increase in basic and fully diluted net earnings per common share of $0.04 and $0.05 respectively.

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

3    Inventory

                                                  June 30,     December 31,
                                                      2000             1999
                                                         $                $

     Replacement parts                           4,456,282        2,763,261
     U-Scan(R)Express systems                    8,212,650          600,682
                                               ----------------------------

                                                12,668,932        3,363,943
                                               ============================

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

5    Research and development

                                                          Three months         Six months       Three months         Six months
                                                                 ended              ended              ended              ended
                                                              June 30,           June 30,           June 30,           June 30,
                                                                  2000               2000               1999               1999
                                                                     $                  $                  $                  $

      Research and development expenses                        237,806            444,204             83,896            183,646
      Tax credits earned                                            --            (96,319)           (33,012)           (72,690)
                                                           --------------------------------------------------------------------

                                                               237,806            347,885             50,884            110,956
                                                           ====================================================================

6    Other information

      Revenues and costs of sales are detailed as follows:

                                                          Three months         Six months       Three months         Six months
                                                                 ended              ended              ended              ended
                                                              June 30,           June 30,           June 30,           June 30,
                                                                  2000               2000               1999               1999
                                                                     $                  $                  $                  $

     Revenues
     Systems                                                15,395,849         26,772,218          6,748,348         11,674,070
     Development and customization                              53,344            114,699             81,287            149,350
     Hardware and software
          maintenance                                          673,906          1,240,341            193,624            290,104
                                                           --------------------------------------------------------------------

                                                            16,123,099         28,127,258          7,023,259         12,113,524
                                                           ====================================================================

     Cost of sales
     Systems                                                11,327,194         19,812,052          5,295,951          9,491,626
     Development and customization                              28,420             55,510             31,443             54,245
     Hardware and software
          maintenance                                          601,709          1,103,864            208,455            333,989
                                                           --------------------------------------------------------------------

                                                            11,957,323         20,971,426          5,535,849          9,879,860
                                                           ====================================================================

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

OPTIMAL ROBOTICS CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)
(stated in United States dollars, unless otherwise noted)

                                                         Three months         Six months       Three months         Six months
                                                                ended              ended              ended              ended
                                                             June 30,           June 30,           June 30,           June 30,
                                                                 2000               2000               1999               1999
                                                                    $                  $                  $                  $
                                                           (restated)         (restated)

     Net earnings (loss) for the period
          in accordance with Canadian
          GAAP                                              2,047,361          2,748,579            428,362           (146,464)

     Stock-based compensation costs                       (18,807,034)       (18,941,365)        (1,343,814)        (1,706,745)
                                                         ---------------------------------------------------------------------

     Net loss for the period in
          accordance with U.S. GAAP                       (16,759,673)       (16,192,786)          (915,452)        (1,853,209)

     Other comprehensive income (loss)
          Foreign currency translation
               adjustments                                 (1,990,640)        (2,136,533)            27,166            148,725
                                                         ---------------------------------------------------------------------

     Comprehensive loss                                   (18,750,313)       (18,329,319)          (888,286)        (1,704,484)
                                                         =====================================================================


     Weighted average number of common
          shares outstanding                               13,567,536         12,511,392          9,292,011          8,413,457
                                                         =====================================================================

     Basic and diluted net loss per
          common share                                          (1.24)             (1.29)             (0.10)             (0.22)
                                                         =====================================================================


     Operating lease expense

                                                         Three months         Six months       Three months         Six months
                                                                ended              ended              ended              ended
                                                             June 30,           June 30,           June 30,           June 30,
                                                                 2000               2000               1999               1999
                                                                    $                  $                  $                  $
                                                           (restated)         (restated)


     Operating lease expense                                   81,477            193,615             59,352            108,450
                                                         =====================================================================

OPTIMAL ROBOTICS CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)
(stated in United States dollars, unless otherwise noted)


      Balance sheet

                                                                         June 30, 2000                       December 31, 1999
                                                      --------------------------------        --------------------------------

                                                       As reported           U.S. GAAP         As reported           U.S. GAAP
                                                                 $                   $                   $                   $
                                                        (restated)          (restated)

     Loans receivable (1)                                  137,383             137,383             155,643             140,690
                                                      ========================================================================


     Shareholders' equity
          Share capital                                106,840,472         148,886,160          44,657,833          62,342,671
          Other capital                                     14,966           7,501,479              20,559          12,911,604
          Deficit                                       (2,877,043)        (50,875,482)         (5,625,622)        (34,682,696)
          Cumulative translation
               adjustment                               (1,484,471)                 --             652,062                  --
          Accumulated other
               comprehensive loss                               --          (3,018,233)                 --            (881,700)
                                                      ------------------------------------------------------------------------

                                                       102,493,924         102,493,924          39,704,832          39,689,879
                                                      ------------------------------------------------------------------------

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

The interim financial information as at June 30, 2000, and for the periods ended June 30, 2000 has been restated to reflect previously unrecognized foreign exchange gains related to short term investments denominated in currencies other than the functional currency. This restatement resulted in an increase in net earnings for the three months and six months ended June 30, 2000 of $613,463, as well as an increase in basic and fully diluted net earnings per common share of $0.04 and $0.05 respectively.

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

Liquidity and Capital Resources

As of June 30, 2000, the Company had working capital of $98,583,787 which included cash, cash equivalents and investment grade commercial paper of $76,009,421. Operating activities for the first six months of 2000 used $10,563,653 as compared with $2,485,745 in 1999. The Company believes that it has sufficient working capital to meet its needs for the next twelve months.

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



                                     OPTIMAL ROBOTICS CORP.



Dated: October 20, 2000              By:   /s/ Holden L. Ostrin
                                           -------------------------------------
                                               Holden L. Ostrin
                                               Co-Chairman


                                     By:   /s/ Gary S. Wechsler
                                           -------------------------------------
                                               Gary S. Wechsler
                                               Secretary, Treasurer and Chief
                                               Financial Officer