Form 10-Q
period 2000-09-30
OPTIMAL ROBOTICS CORP
filed 2000-10-24
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


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

Yes __X__  No _____


At October 19, 2000, the registrant had 13,703,690 Class "A" shares (without nominal or par value) outstanding.

Explanatory Information

The interim financial information as at June 30, 2000 and for the periods ended June 30, 2000 have been restated to reflect previously unrecognized foreign exchange gains related to short term investments denominated in currencies other than the functional currency. This restatement resulted in an increase in net earnings

PART I. FINANCIAL STATEMENTS


Item 1. Financial Statements


     The financial statements required by item 1 are set forth on pages 3-13.

Optimal Robotics Corp.
(Unaudited)

Interim Financial Statements
September 30, 2000
(stated in United States dollars)

Optimal Robotics Corp.
Interim Balance Sheet

-------------------------------------------------------------------------------

(stated in United States dollars, unless otherwise noted)


                                           September 30,     December 31,
                                                    2000             1999
                                                       $                $
                                             (unaudited)
Assets

Current assets
Cash and U.S. Treasury bill, at cost             277,631        4,499,084
Short-term investments                        70,378,565       24,636,606
Accounts receivable                           21,629,045        4,641,566
Systems in transit                               756,000             --
Inventory                                     13,164,456        3,363,943
Tax credits receivable                           284,788          252,520
Future income taxes                            2,212,799        3,012,997
Prepaid expenses                                 450,487          127,017
                                             ----------------------------

                                             109,153,771       40,533,733

Loans receivable                                 137,383          155,643

Deferred share issue costs                          --             56,985

Future income taxes                            1,805,138        2,112,028

Capital assets                                 2,416,139        1,347,903
                                             ----------------------------

                                             113,512,431       44,206,292
                                             ============================

Liabilities

Current liabilities
Accounts payable and accrued liabilities       7,609,528        3,659,189
Deferred revenue                               1,140,266          592,271
Contract advance                                 250,000          250,000
                                             ----------------------------

                                               8,999,794        4,501,460
                                             ============================

Shareholders' Equity

Share capital                                107,035,914       44,657,833

Other capital                                      9,684           20,559

Cumulative translation adjustment             (1,484,471)         652,062

Deficit                                       (1,048,490)      (5,625,622)
                                             ============================

                                             104,512,637       39,704,832
                                             ----------------------------

                                             113,512,431       44,206,292
                                             ============================

Optimal Robotics Corp.
Interim Statement of Earnings
(Unaudited)

-------------------------------------------------------------------------------

(stated in United States dollars, unless otherwise noted)

                                    Three months      Nine months     Three months      Nine months
                                           ended            ended            ended            ended
                                   September 30,    September 30,    September 30,    September 30,
                                            2000             2000             2000             2000
                                               $                $                $                $

Revenues                              20,300,510       48,427,768       10,686,086       22,799,610

Cost of sales                         15,119,822       36,091,248        8,127,717       18,007,577
                                      -------------------------------------------------------------

Gross margin                           5,180,688       12,336,520        2,558,369        4,792,033
                                      -------------------------------------------------------------

Research and development, net of
      tax credits                        175,915          523,800           66,448          177,404

Selling, general, administrative
      and other expenses               3,035,155        6,535,590        1,289,917        3,667,662

Amortization of capital assets           262,162          664,522          101,135          222,487

Investment income                     (1,254,723)      (2,801,770)        (319,359)        (549,284)
                                      -------------------------------------------------------------

                                       2,218,509        4,922,142        1,138,141        3,518,269
                                      -------------------------------------------------------------

Earnings before income taxes           2,962,179        7,414,378        1,420,228        1,273,764

Provision for income taxes             1,133,626        2,837,246             --               --
                                      -------------------------------------------------------------

Net earnings for the period            1,828,553        4,577,132        1,420,228        1,273,764
                                      =============================================================

Net earnings per common share (note 6)


Optimal Robotics Corp.
Interim Statement of Deficit
(Unaudited)

-------------------------------------------------------------------------------

(stated in United States dollars, unless otherwise noted)

                                Three months     Nine months    Three months     Nine months
                                       ended           ended           ended           ended
                               September 30,   September 30,   September 30,   September 30,
                                        2000            2000            2000            2000
                                           $               $               $               $
Deficit - Beginning of period     (2,877,043)     (5,625,622)     (9,423,854)     (9,277,390)

Net earnings for the period        1,828,553       4,577,132       1,420,228       1,273,764
                                  ----------------------------------------------------------

Deficit - End of period           (1,048,490)     (1,048,490)     (8,003,626)     (8,003,626)
                                  ==========================================================

Optimal Robotics Corp.
Interim Statement of Cash Flows
(Unaudited)
Nine-months ended September 30, 2000
-------------------------------------------------------------------------------

(stated in United States dollars, unless otherwise noted)

                                                                                2000             1999
                                                                                   $                $
Cash provided by (used in)

Operating activities

Net earnings for the period                                                4,577,132        1,273,764
Items not affecting cash
      Amortization of capital assets                                         664,522          222,487
      Unrealized foreign exchange loss (gain) on contract advance              5,948          (11,041)
      Non-refundable tax credits                                             (65,539)            --
      Future income taxes                                                  2,837,246             --
Change in non-cash operating working capital items
      Increase in accounts receivable                                    (17,226,353)      (6,324,270)
      Increase in inventory and systems in transit                       (10,750,726)        (952,678)
      Increase in tax credits receivable                                     (38,451)          (5,662)
      Increase in prepaid expenses                                          (328,345)         (72,765)
      Increase in accounts payable and accrued liabilities                 4,354,648          782,584
      Increase in deferred revenue                                           573,564        1,150,223
                                                                         ----------------------------

                                                                         (15,396,354)      (3,937,358)
                                                                         ----------------------------

Financing activities
Issuance of common shares                                                 65,324,182       25,453,562
Share issue costs                                                         (4,673,729)            --
Repayment of loan under Employee Stock Purchase Agreement                       --             17,593
Decrease in contract advance                                                    --           (125,000)
                                                                         ----------------------------

                                                                          60,650,453       25,346,155
                                                                         ----------------------------

Investing activities
Purchase of capital assets                                                (2,046,225)        (488,645)
Increase in short-term investments                                       (46,944,079)     (18,196,067)
Repayment of loan receivable                                                  14,782             --
                                                                         ----------------------------

                                                                         (48,975,522)     (18,684,712)
                                                                         ----------------------------

Increase (decrease) in cash and cash equivalents during the period        (3,721,423)       2,724,085

Effect of foreign exchange fluctuations on cash and cash equivalents        (500,030)        (361,411)

Cash and cash equivalents - Beginning of period                            4,499,084          538,490
                                                                         ----------------------------

Cash and cash equivalents - End of period                                    277,631        2,901,164
                                                                         ============================

Cash and cash equivalents is comprised of:
Cash                                                                         277,631        2,342,937
U.S. Treasury bill                                                              --            558,227
                                                                         ----------------------------

                                                                             277,631        2,901,164
                                                                         ============================

Optimal Robotics Corp.
Notes to Interim Financial Statements
(Unaudited)
September 30, 2000
-------------------------------------------------------------------------------


1    Interim financial information

     The financial information as at September 30, 2000 and for the periods ended September 30, 2000 and 1999 is unaudited; however, in the opinion of management, all adjustments necessary to present fairly the results of the periods have been included. The adjustments made were of a normal, recurring nature. Interim results may not necessarily be indicative of results expected for the year. These interim financial statements have not been the subject of a review engagement by the Company's independent auditors.


2    Accounting policies

     Functional currency

     During the third quarter of fiscal 2000, the company determined that its functional currency had clearly changed from the Canadian dollar to the U.S. dollar as at the beginning of the quarter. As a result of this change, which has been applied prospectively from July 1, 2000, transactions denominated in currencies other than the U.S. dollar are now translated into U.S. dollars using the temporal method. Under this method, monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing at the dates of the respective transactions. Gains and losses resulting from translation of monetary assets and liabilities into U.S. dollars are reflected in the statement of earnings.

     Prior to July 1, 2000, the Company's functional currency was the Canadian dollar. Accordingly, the financial statements were translated from Canadian dollars into U.S. dollars using the current rate method. Gains and losses resulting from translation of the financial statements were included in the cumulative translation adjustment in shareholders' equity. The translated amounts for non-monetary items as at June 30, 2000 becomes the historical basis for those items in subsequent periods.


3     Inventory

                                 September 30,      December 31,
                                          2000              1999
                                             $                 $

     Replacement parts               7,596,303         2,763,261
     U-Scan(R)systems                3,528,000           600,682
     Parts and staging units         2,040,153              --
                                    ----------------------------

                                    13,164,456         3,363,943
                                    ============================

Optimal Robotics Corp.
Notes to Interim Financial Statements
(Unaudited)
September 30, 2000
-------------------------------------------------------------------------------


4    Capital stock

     On March 28, 2000, the Company filed a registration statement with the Securities and Exchange Commission qualifying the issuance of 1,625,000 common shares for gross proceeds of $39.00 per share. Net proceeds from the offering amounted to $60,418,000, after deducting underwriting commissions and other expenses of $2,957,000 (net of future income taxes of $1,774,000).

     On June 22, 2000, the Board of Directors amended the Company's stock option plan in order to increase the number of common shares that may be issued pursuant to the plan from 3,000,000 to 6,000,000. On July 29, 2000, the Company granted, to various employees, officers and directors, options to purchase 1,370,500 at an exercise price of $25.25 per common share.

     During the nine-month period ended September 30, 2000, 573,500 options with a weighted average exercise price of $3.08, and 70,769 warrants with a weighted average exercise price of $2.85 were exercised for a total cash consideration of $1,966,363.


5    Research and development

                            Three months      Nine months     Three months      Nine months
                                   ended            ended            ended            ended
                           September 30,    September 30,    September 30,    September 30,
                                    2000             2000             1999             1999
                                       $                $                $                $
Research and development
     expenses                    219,915          664,119          102,832          286,478
Tax credits earned               (44,000)        (140,319)         (36,384)        (109,074)
                                -----------------------------------------------------------
                                 175,915          523,800           66,448          177,404
                                ===========================================================

Optimal Robotics Corp.
Notes to Interim Financial Statements
(Unaudited)
September 30, 2000
-------------------------------------------------------------------------------


6     Net earnings per common share

                                   Three months          Nine months         Three months         Nine months
                                          ended                ended                ended               ended
                                  September 30,        September 30,        September 30,       September 30,
                                           2000                 2000                 1999                1999
                                              $                    $                    $                   $
Weighted average number of
     common shares
     outstanding                     13,677,286           12,894,858           10,784,114            9,212,360
                                     -------------------------------------------------------------------------

Basic net earnings per
     common share                          0.13                 0.35                 0.13                 0.14
                                     -------------------------------------------------------------------------


Fully diluted net earnings
     per common share                      0.13                 0.34                 0.12                 0.14
                                     -------------------------------------------------------------------------


Tax adjusted net earnings
     per common share(1)

Basic                                      0.13                 0.35                 0.08                 0.09
                                     -------------------------------------------------------------------------


Fully diluted                              0.13                 0.34                 0.07                 0.09
                                     -------------------------------------------------------------------------


(1) The 1999 earnings per common share have been adjusted to reflect the impact of having applied the statutory corporate tax rates.

Basic net earnings per common share

The basic net earnings per common share have been calculated on the weighted average number of shares outstanding.

Fully diluted net earnings per common share

Fully diluted net earnings per share have been determined using the weighted average number of common shares plus any dilutive common share equivalents outstanding during the period. Net earnings for the period are increased by the estimated additional earnings on the proceeds from the exercise of dilutive common share equivalents.

Optimal Robotics Corp.
Notes to Interim Financial Statements
(Unaudited)
September 30, 2000
-------------------------------------------------------------------------------


7    Other information

     During the nine-month period ended September 30, 2000, the Company entered into operating leases expiring through September 30, 2005 for additional office and warehouse space. The additional minimum annual rentals required under these leases in each of the years ending December 31 are as follows:

                                                    $

           2001                               276,780
           2002                               379,949
           2003                               278,198
           2004                               162,712
           2005                                58,896
                                            ---------
                                            1,156,535
                                            =========


8 Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP

     Statement of earnings

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

     Under U.S. GAAP, diluted earnings per share are calculated using the treasury stock method.

Optimal Robotics Corp.
Notes to Interim Financial Statements
(Unaudited)
September 30, 2000
-------------------------------------------------------------------------------


                                Three months       Nine months      Three months       Nine months
                                       ended             ended             ended             ended
                               September 30,     September 30,     September 30,     September 30,
                                        2000              2000              1999              1999
                                           $                 $                 $                 $
Net earnings for the period
     in accordance with
     Canadian GAAP                 1,828,553         4,577,132         1,420,228         1,273,764
Stock-based compensation
     costs                           (25,816)      (18,967,181)         (603,839)       (2,310,584)
                                 -----------------------------------------------------------------

Net earnings (loss) for the
     period in accordance
     with U.S. GAAP                1,802,737       (14,390,049)          816,389        (1,036,820)
Other comprehensive income
     Foreign currency
          translation
          adjustments                   --          (2,136,533)           35,846           184,571
                                 =================================================================

Comprehensive income (loss)        1,802,737       (16,526,582)          852,235          (852,249)
                                 =================================================================

Weighted average number of
     common shares
     outstanding                  13,677,286        12,894,858        10,784,114         9,212,360
                                 =================================================================

Basic net earnings (loss)
     per common share                   0.13             (1.12)             0.08             (0.11)
                                 =================================================================

Diluted net earnings (loss)
     per common share                   0.12             (1.12)             0.07             (0.11)
                                 =================================================================


      During the three-month period ended September 30, 2000, there were no elements of other comprehensive income.

                                  Three months     Nine months   Three months    Nine months
                                         ended           ended          ended          ended
                                 September 30,   September 30,  September 30,  September 30,
                                          2000            2000           1999           1999
                                             $               $              $              $

Operating lease expense                216,866         410,481         65,848        174,298
                                       =====================================================

Optimal Robotics Corp.
Notes to Interim Financial Statements
(Unaudited)
September 30, 2000
-------------------------------------------------------------------------------


                                          September 30, 2000                 December 31, 1999
                                ----------------------------      ----------------------------
                                As reported        U.S. GAAP      As reported        U.S. GAAP
                                          $                $                $                $

Loans receivable(1)                 137,383          137,383          155,643          140,690
                               ===============================================================

Shareholders' equity
     Share capital              107,035,914      149,081,602       44,657,833       62,342,671
     Other capital                    9,684        7,522,013           20,559       12,911,604
     Deficit                     (1,048,490)     (49,072,745)      (5,625,622)     (34,682,696)
     Cumulative translation
          adjustment             (1,484,471)            --            652,062             --
     Accumulated other
          comprehensive
          income                       --         (3,018,233)            --           (881,700)
                               ---------------------------------------------------------------

                                104,512,637      104,512,637       39,704,832       39,689,879
                               ===============================================================

(1) During the nine-month period ended September 30, 2000, the share purchase loan in the amount of $14,953, which was presented against capital stock under U.S. GAAP, was reimbursed in full.

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


First Nine Months of 2000 compared with First Nine Months 1999

Total revenue increased by $25,628,158 or 112% from $22,799,610 in 1999 to $48,427,768 in 2000. In 2000, the Company sold 469 U-Scan(R) systems, compared with 224 systems in 1999.

Total cost of sales increased by $18,083,671 or 100%, from $18,007,577 in 1999 to $36,091,248 in 2000. Overall gross margin as a percentage of sales increased from 21% in 1999 to 25% in 2000. This increase resulted primarily from economies of scale realized and the reduction of installation costs.

Net research and development expenses increased by $346,396, or 195%, from 1999 to 2000. As a percentage of sales, research and development expenses remained unchanged at 1% from 1999 to 2000.

Selling, general and administrative and other expenses increased by $2,867,928, or 78% in 2000 over 1999. As a percentage of sales, these expenses decreased from 16% in 1999 to 13% in 2000. This decrease resulted from the substantial increase in the number of U-Scan(R) systems sold in 2000 as compared to 1999.


Third Quarter of 2000 Compared with Third Quarter of 1999

Total revenues increased by $9,614,424, or 90%, from $10,686,086 in 1999 to $20,300,510 in 2000. Sales of U-Scan(R) systems grew from 105 systems in 1999 to 196 systems in 2000.

Total cost of sales increased by $6,992,105, or 86%, from $8,127,717 in 1999 to $15,119,822 in 2000. Overall gross margin increased as a percentage of sales from 24% in 1999 to 26% in 2000.

Net research and development expenses increased by $109,467, or 165%, from 1999 to 2000. As a percentage of sales, research and development expenses remained unchanged at 1% in 1999 and 2000.

OPTIMAL ROBOTICS CORP.


Selling, general, administrative and other expenses increased by $1,745,238, or 135% in 2000 compared to the second quarter of 1999. As a percentage of sales, these expenses increased from 12% in 1999 to 15% in 2000. This increase is the result of increased marketing efforts and the continuing growth of the Plattsburgh operation.


Liquidity and Capital Resources

As of September 30, 2000, the Company had working capital of $100,153,977, which included cash, cash equivalents and investment grade commercial paper of $70,656,196. Operating activities for the first nine months of 2000 used $15,396,354 as compared with $3,937,358 in 1999. The Company believes that it has sufficient working capital to meet its needs for the next 12 months.

Inventory increased by $9,800,513 during the nine-month period ended September 30, 2000. As of September 30, 2000 the Company had parts and staging units of $2,040,153, in preparation of assuming the assembly function of our products as of January 1, 2001. Replacement parts inventory increased by $4,833,042 during this period to accommodate the servicing of the Company's expanding installed base. Our U-Scan(R) systems inventory has increased by $2,927,318, as a result of purchases made at the end of September for delivery in the fourth quarter.

In the first nine months of 2000, the Company had capital expenditures of $2,046,225, principally relating to leasehold improvements, and the acquisition of computer equipment, furniture and fixtures and test units.

On March 28, 2000, the Company filed a registration statement with the Securities and Exchange Commission qualifying the issuance of 1,625,000 common shares for gross proceeds of $39.00 per share. Net proceeds from the offering amounted to $60,418,000, after deducting underwriting commissions and other expenses of $2,957,000 (net of future income taxes of $1,774,000).

On June 22, 2000, the Board of Directors amended the Company's stock option plan in order to increase the number of common shares that may be issued pursuant to the plan from 3,000,000 to 6,000,000. On July 29, 2000, the Company granted, to various employees, officers and directors, options to purchase 1,370,500 at an exercise price of $25.25 per common share.

During the nine-month period ended September 30, 2000, 573,500 options with a weighted average exercise price of $3.08, and 70,769 warrants with a weighted average exercise price of $2.85 were exercised for a total cash consideration of $1,966,363.

The Company maintains an operating line of credit in the amount of $500,000 CAD with its banker.

OPTIMAL ROBOTICS CORP.


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




                                    OPTIMAL ROBOTICS CORP.




Dated: October 24, 2000             By:       /s/  Holden L. Ostrin
                                    --------------------------------------------
                                                  Holden L. Ostrin
                                                  Co-Chairman



                                    By:       /s/  Gary S. Wechsler
                                    -------------------------------------------
                                                  Secretary, Treasurer and Chief
                                                  Financial Officer