Form 10-Q/A
period 2000-09-30
OPTIMAL ROBOTICS CORP
filed 2000-11-02
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)



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



                                EXPLANATORY NOTE

     This Amendment No. 1 to Quarterly Report on Form 10-Q/A is being filed to correct errors that occurred during the EDGAR conversion process. In each of the Interim Statement of Earnings and Interim Statement of Deficit, the column headings in the two right-most columns should have been "Three months ended September 30, 1999" and "Nine months ended September 30, 1999." In the 10-Q as previously filed, both columns incorrectly referred to the year 2000.

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


3     Inventory

                                 September 30,      December 31,
                                          2000              1999
                                             $                 $

     Replacement parts               7,596,303         2,763,261
     U-Scan(R) systems               3,528,000           600,682
     Parts and staging units         2,040,153              --
                                    ----------------------------

                                    13,164,456         3,363,943
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
                                ===========================================================

Optimal Robotics Corp.
Notes to Interim Financial Statements
(Unaudited)
September 30, 2000
-------------------------------------------------------------------------------


6     Net earnings per common share

                                   Three months          Nine months         Three months         Nine months
                                          ended                ended                ended               ended
                                  September 30,        September 30,        September 30,       September 30,
                                           2000                 2000                 1999                1999
                                              $                    $                    $                   $
Weighted average number of
     common shares
     outstanding                     13,677,286           12,894,858           10,784,114            9,212,360
                                     =========================================================================

Basic net earnings per
     common share                          0.13                 0.35                 0.13                 0.14
                                     =========================================================================


Fully diluted net earnings
     per common share                      0.13                 0.34                 0.12                 0.14
                                     =========================================================================


Tax adjusted net earnings
     per common share(1)

Basic                                      0.13                 0.35                 0.08                 0.09
                                     =========================================================================


Fully diluted                              0.13                 0.34                 0.07                 0.09
                                     =========================================================================


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

Item 6.


(a)  Exhibits - 27 - Financial Data Schedule (Previously filed on October 24,
     2000)


(b)  Reports on Form 8K - None

OPTIMAL ROBOTICS CORP.


                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    OPTIMAL ROBOTICS CORP.





Dated: October 31, 2000             By:       /s/  Holden L. Ostrin
                                    --------------------------------------------
                                                  Holden L. Ostrin
                                                  Co-Chairman




                                    By:       /s/  Gary S. Wechsler
                                    -------------------------------------------
                                                  Secretary, Treasurer and Chief
                                                  Financial Officer