Form 10-K
period 2000-12-31
OPTIMAL ROBOTICS CORP
filed 2001-03-01
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K
     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transaction period from to

                         Commission file number 0-28572.

                               -------------------

                             OPTIMAL ROBOTICS CORP.
             (Exact name of registrant as specified in its charter)

                [Canada]                                   98-0160833
      (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                 Identification Number)
                               -------------------
           4700 de la Savane, Suite 101,                            H4P 1T7
             Montreal, Quebec, Canada                            (Postal code)
     (Address of principal executive offices)
Registrants telephone number, including area code:               (514) 738-8885

   Title of each class:                Name of each exchange on which registered
Class "A" shares, no par value                      Nasdaq National Market

                               -------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at February 15, 2001 (computed by reference to the last reported sale price of the common shares on the Nasdaq Stock Market on such date): $377,987,535.63

     Number of common Shares outstanding at February 15, 2001: 13,772,690 DOCUMENTS INCORPORATED BY REFERENCE: NONE
-------------------

Item 1.   BUSINESS

Company Overview

     We are the leading provider of self-checkout systems to retailers in the United States. Our principal product is the U-Scan, an automated self-checkout system which enables shoppers to scan, bag and pay for their purchases with little or no assistance from store personnel. We estimate that in 2000 U-Scan systems processed over 150 million customer transactions. The U-Scan can be operated quickly and easily by shoppers and makes the checkout process more convenient for them. The U-Scan also reduces the cost of checkout transactions to retailers and addresses labor shortage problems by replacing manned checkout counters with our automated self-checkout stations.

     As of December 31, 2000, we had sold 958 U-Scan systems, consisting of 3,808 checkout stations, in 865 stores of leading retailers across 37 states and two provinces. Each U-Scan system typically includes four checkout stations and one manned supervisor terminal.

     The following chart provides information regarding the U-Scan systems we sold during the last five years:

                                                    1996     1997     1998      1999       2000
                                                    ----     ----     ----      ----       ----
U-Scan system deliveries:
     Systems sold during year.....................     6       22       57       288        583
     Systems sold as at year-end..................     8       30       87       375        958
U-Scan checkout stations sold as at year-end......    32      120      346     1,498      3,808
Customer transactions (millions)(1)...............                      12        45        150

---------
(1) Estimated, based on reports provided by our customers. Prior to 1998, we did not track this data.

Our Industry

     We currently target supermarket and supercenter chains in the United States with average annual sales per store in excess of $12 million. According to industry sources, there are over 11,500 of these stores in the United States. U-Scan, which can be quickly and easily operated, addresses these shoppers' needs by providing them with more control over the checkout process.

     The potential market for self-checkout solutions includes applications beyond supermarkets and supercenters. General merchandise stores and other big-box retailers have begun to install self-checkout systems. Other types of stores that we have identified where self-checkout systems could be used include drug stores, warehouse stores, office superstores, toy stores and home improvement centers. In 2000, we introduced one new product for use in small retail establishments and small departments in larger stores and a second new product for use in high volume retail outlets. See "--Our Business Strategy." Additionally, we believe that a large market for self-checkout systems exists in Europe.

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

     We also believe that the acceptance of self-checkout systems will increase over time much like the increase in acceptance of automated teller machines
(ATMs) and pay-at-the-pump credit/debit card machines. Banking industry sources have estimated that the number of ATMs in the United States grew from 18,500 in 1980 to over 200,000 in 1999, and that the number of ATMs in use worldwide was over

700,000 at the end of 1999. According to the National Association of Convenience Stores' 1999 State of the Industry report, the percentage of convenience stores with pay-at-the-pump technology increased from less than 5% in 1990 to 50% in 1998. In the same way that many people have become more accustomed to using ATMs to conduct their banking and to paying at the pump when fueling their cars, rather than interacting with a bank teller or store attendant, we believe that consumers seeking convenience and "control" when shopping will choose to use a self-checkout system instead of paying at a traditional manned checkout counter.

Our Customers

     Our most significant customers have been supermarkets and supercenters, including the following retailers:

     o Kroger. Kroger is the largest supermarket retailer in the United States, and owns and operates approximately 2,338 supermarkets and 789 convenience stores. Kroger is our largest customer and recently ordered an additional 500 U-Scan systems, of which 32 have been delivered. We have sold a total of 541 systems to Kroger's stores.

     o Meijer. Meijer is the second largest U.S. supercenter operator with approximately 130 stores. Its typical store size is over 175,000 square feet. We have sold 197 U-Scan systems to Meijer's stores. In January 2000, Meijer agreed to purchase up to 150 (with a minimum of 100) additional systems through June 2001, of which 103 have been delivered.

     o Ahold. Ahold operates over 7,000 stores of various types in the United States, Europe, Asia and Latin America under various banners, including over 1,000 BI-LO, Stop & Shop, Tops Markets, Giant and other stores in the United States. We have sold 136 U-Scan systems to Ahold's stores. Recently, Ahold agreed to purchase 210 U-Scan systems for delivery in its U.S. stores, of which 26 have been delivered.

     These leading retailers figure prominently in the establishment of market standards, and we believe that our relationships with them and the increasing presence and use of our systems in their stores contribute to the market's growing acceptance of U-Scan. We also believe that shoppers' increasing familiarity with our systems at these retailers will facilitate future sales efforts, particularly with retailers who have not yet installed our systems in their stores.

     We believe that these customers have chosen to install U-Scan because it:

     o increases convenience for their shoppers, while accommodating typical shopping patterns and allowing shoppers to check out as if they were at a manned checkout counter,

     o provides the shopper with more control over the checkout process, similar to an ATM transaction,

     o    builds loyalty by making shopping easier and more convenient,

     o addresses labor shortages in certain markets by replacing manned checkout counters with automated self-checkout stations, and

     o provides labor cost savings by allowing one employee to supervise four unmanned stations.

     Of the 958 systems sold as at December 31, 2000, over 50% were sold to Kroger, over 20% were sold to Meijer and over 14% were sold to Ahold. The loss of any one of these three customers could have a material adverse effect upon our company.

Our Competitive Advantages

     We believe that the following competitive advantages have helped us become the leading provider of self-checkout systems to retailers in the United States:

     o the largest installed base of self-checkout systems in the United States and well-established relationships with leading retailers,

     o    an established brand name and corporate identity,

     o seven years' experience and expertise in designing self-checkout solutions for retailers,

     o    a  focused  business   strategy   targeting  the  rapidly   developing
          self-checkout market,

     o a senior management team and experienced sales force familiar with the needs of retailers, and

     o superior customer service through a 24-hour, 365-day on-line helpdesk supported by a dedicated network of service personnel.

Our Business Strategy

     Our primary objectives are to install more U-Scan systems in additional supermarkets and supercenters, to begin installing U-Scan and other self-checkout systems in other kinds of stores, and to initiate sales and installations of our systems in Europe.

     Key elements of our business strategy are to:

     Increase Installations in Existing and New Supermarket and Supercenter Accounts. We plan to increase our penetration of existing customer accounts and have increased the size of our direct sales force in order to sell to new customers in North America. We are continuing to develop opportunities in Europe.

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

     U-Scan Carousel

     To meet the demands of existing and new customers, U-Scan Carousel has been configured as a six-bag self-checkout system which can accommodate large order purchases. The U-Scan Carousel utilizes U-Scan technology that has been specifically adapted to handle large orders in the following high volume retail outlets:

     o    warehouse stores,

     o    general merchandise stores,

     o    home improvement centers, and

     o    other big-box retailers.

     This larger configuration enables these retailers to address the labor shortage found in many markets while providing a more convenient shopping experience. We first delivered a U-Scan Carousel in the second quarter of fiscal 2000.

     U-Scan Solo

     U-Scan Solo is a one-bag self-checkout station in which our U-Scan technology has been adapted to meet the needs of small footprint retail establishments such as drug stores, convenience stores and general merchandise stores, as well as for satellite areas, such as floral and video departments, in supermarkets and supercenters. We first delivered a U-Scan Solo in the third quarter of fiscal 2000.

     The U-Scan Carousel and the U-Scan Solo are the direct results of our research and development efforts. We remain committed to developing other new products like U-Scan Carousel and U-Scan Solo on a timely and cost-effective basis and continuing to improve our current products.

Products and Systems

     U-Scan System

     A U-Scan system, in a typical configuration for a supermarket or supercenter application, consists of four self-checkout stations and one manned supervisor terminal. Each checkout station consists of the following components linked by a PC platform:

     o    a bar code scanner with a scale,

     o    a bagging station equipped with a scale,

     o    a touchscreen monitor,

     o    an overhead video camera,

     o a credit/debit terminal (with available support for signature capture devices),

     o    bill and coin acceptors and dispensers, and

     o    a receipt printer.

     The supervisor terminal consists of:

     o a monitor that allows the supervisor to observe the activity at each checkout station,

     o a hand-held scanner, either wired or wireless, that enables the supervisor to assist shoppers with large items,

     o an easy-to-use touchscreen that makes it simple for the supervisor to interact with the system, and

     o  a receipt printer for credit/debit transactions.

     In a typical configuration, the U-Scan occupies the same floor space as would three manned checkout lanes. As a result, shoppers are provided with one additional checkout station.

Operation

     The U-Scan system is equipped with a convenient, intuitive touchscreen interface and provides automated voice instructions that guide the shopper through the entire checkout process, from scanning the first item to removing the receipt after payment.

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

     The U-Scan easily handles bar-coded items and has been designed to accommodate non bar-coded items and items requiring compliance with specific procedures. The U-Scan has the capacity to learn the weight of bar-coded items that it has not previously encountered. For non-bar-coded items such as produce or other items sold by weight, the shopper places the item on a separate scale that is part of the scanner and presses a specific icon on the touchscreen that alerts the system supervisor. Each U-Scan station is equipped with an overhead video camera that transmits an image of the item placed on the scale to the color video monitor located at the supervisor terminal. This enables the supervisor to identify the item for the system, which, in turn, computes the correct price for the item. At the request of some customers, the system is configured to allow shoppers to identify the non-bar-coded items being purchased, thereby eliminating the need for supervisor attention. Additionally, alcohol and tobacco product purchases automatically prompt the system supervisor to verify the purchaser's age. The system supervisor terminal is equipped with a hand-held scanner that is used to read bar codes on heavy, oversized items. Both wired and wireless models are available.

     The U-Scan is able to handle variations on the normal bar-coded purchase. For example, it can process transactions involving products that are sold on a "per unit" basis. The system can identify multiple-unit items such as six-packs of canned beverages and partial purchases of multiple-unit items (such as five cans of a six-pack). The system also has the capability to adjust its tolerance level for deviations in an item's weight, such as where the inclusion of a prize in a cereal box would increase the weight of that box beyond the preset or previously "learned" tolerance level.

     Once a shopper has scanned all the items he or she wishes to purchase, the shopper notifies the system by pressing the appropriate icon on the touchscreen. The U-Scan then prompts the shopper to select the form of payment. The U-Scan can accept any form of payment, either at the self-checkout station or at the supervisor's terminal, that is accepted by cashiers, including cash, checks, credit cards, debit cards, coupons, food stamps and gift certificates. The U-Scan station can make change and dispense additional cash should the shopper choose to withdraw additional money using a credit or debit card. U-Scan also identifies and can handle "mix and match" payments, such as a combination of cash and coupons. Those shoppers who choose to pay with checks, food stamps or gift certificates are directed to the system supervisor to complete their transactions.

     Once the shopper has made payment and received change from the U-Scan station's bill and coin dispenser, a receipt is printed at the U-Scan station. At all times, a system supervisor is located nearby to provide prompt assistance should it be required by the shopper.

Security

     The close proximity of the system supervisor to the U-Scan stations helps to deter theft. Moreover, the U-Scan provides an additional level of protection with a built-in, three-tier security system designed to guard against loss due to theft or human error. The security system at each U-Scan station consists of:

     o a bagging station equipped with a scale that detects any unscanned or substituted items,

     o    an  overhead   video   camera   that   discourages   non-scanning   or
          substitution, and

     o    an  integrated  payment  mechanism  that  substantially   reduces  the
          opportunity for cashier fraud or error.

     The U-Scan weighs each item scanned. If the weight detected for the scanned item is different from the item's weight contained in the system's database, the shopper will be asked to try again and the cashier will be alerted. Should a shopper fail to scan an item that is placed on the weighing platform, the system will prompt the shopper to remove the item and scan it. Should a shopper mistakenly scan an item more than once before placing it on the weighing platform, the U-Scan station will only charge the shopper once for such item. The U-Scan can also be customized to support a retailer's electronic anti-theft system.

Customization and Flexible Technology

     The U-Scan can be customized to meet the individual requirements of a particular store by changing features such as the user graphics on the touchscreen and automated voice prompts. It can be programmed to include frequent shopper and other loyalty and marketing programs and is available with a multilingual touchscreen. To ensure compliance with governmental regulations, the U-Scan can be programmed to comply with local weights and measures and federal and local laws regarding proof-of-age verification for purchases of alcohol and tobacco products.

     The U-Scan operates on an industry-standard, PC-based platform with the Windows NT operating system, and uses readily available, off-the-shelf components. Its open architecture enables it to be integrated with most existing information systems. It can be upgraded to take advantage of new features and can generate custom management reports. The U-Scan obtains most of the information it needs to operate from the store's information systems, just as cashier-operated terminals do. A local area network links the four checkout stations to the supervisor terminal.

     We have developed software that allows the U-Scan system to form part of and communicate with a store's information systems in the same way conventional cashier-operated terminals do. In doing so, the system uses the store's network and communications protocol, enabling it to interact easily and completely with the information systems. Our technology allows information to be communicated between the U-Scan system and a store's information systems on a real-time basis, including such information as:

     o    product movement data,

     o    inventory management data,

     o    cash balance information, and

     o    transaction summaries.

     The U-Scan system's software is customized for the first installation at each chain so it can communicate with that chain's information systems and is modified as necessary to address the needs of each retailer.

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

     We were engaged by Price Chopper Supermarkets of Schenectady, New York, to develop and install the Optimal 6300 POS system. We receive a monthly fee for the continuing development of the system. The Optimal 6300 POS system is presently installed in all of the over 100 Price Chopper supermarkets. The system is also installed at Atlantic Food Mart in Reading, Massachusetts.

Sales and Marketing

     We primarily market U-Scan directly to customers through our own sales personnel. We also market the system through IBM under a non-exclusive cooperative marketing agreement under which IBM receives a commission on sales of systems to customers that it has registered with us. Consistent with our strategy of increasing distribution of the U-Scan, we will continue to actively review and evaluate other marketing relationships.

     We have six employees dedicated to sales and marketing. We plan to hire additional sales and marketing employees to expand our direct sales force.

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

     Sales to a retail chain typically follow a three-step process, in which the customer takes delivery of a single U-Scan station and a supervisor terminal in a testing facility, then places a full system in a store for evaluation, and finally decides whether to commit to a volume order.

     Before delivering a U-Scan system to the first store of a chain, we customize the system, which typically takes two months. This process may include modifying user graphics, voice instructions, functions for specific pricing, couponing methods and software to meet the store's specifications. This process also includes integrating the U-Scan with the store's information systems so that data compiled at each U-Scan station is automatically transmitted to the store's information systems in the same way data would be compiled and transmitted by a manned cashier station.

     Once we have completed the customization and integration process, the U-Scan system is delivered. Typically, the store will monitor the performance of the system for a period of one to two months and request certain software modifications. Upon the completion of a successful first installation, the U-Scan system generally requires only minor customization to accommodate additional installations within the chain.

Research and Development

     Our research and development efforts are focused on improving our existing products and developing new products. To date, most of the software relating to our products has been developed internally by our employees.

     Features that have been introduced during the last 12 months include the following:

     o EAS - We have developed a process that allows electronic article surveillance (EAS) systems, that are designed to deter shoplifting and internal theft, to be integrated with any of our U-Scan systems.

     o Biometrics - U-Scan now supports the latest biometrics technology, enabling shoppers to pay for credit card and check transactions using their unique fingerprint.

     o U-Scan Mobile Attendant(TM)- We have introduced a miniature, wireless handheld unit that allows range of supervisor functions to be performed even when the supervisor is not behind the traditional supervisor terminal.

     We intend to increase research and development efforts in the following areas:

     o Developing new products and extending our existing products into additional retail applications.

     o Adapting U-Scan self-checkout solutions for use in Europe and other international markets.

     o Displaying targeted and relational interactive advertising on a U-Scan station's touchscreen when it is not in use and printing advertising on receipts.

     o Expanding the use of radio frequency. Radio frequency technology is used in the recently introduced miniature handheld supervisor unit. Radio frequency technology would also simplify installation because it would eliminate the need to install wiring to connect the U-Scan to the store's information systems.

     o Improving the receipt-of-payment function by making the U-Scan system more efficient and easier to use. For example, incorporating technology that enables the system to verify customers' signatures and confirm bank balances will allow the system to accept checks without the intervention of a supervisor. One such technology is the biometrics technology that is now supported by our system.

Our research and development expenses, net of tax credits, were approximately $913,000 in fiscal 2000, $220,000 in fiscal 1999 and $210,000 in fiscal 1998.

Product Assembly

     Since the termination of PSC's exclusive assembly rights on December 31, 2000, we assemble all of our systems at our Plattsburgh, New York facility. Previously, we performed final software configuration and quality assurance at the Plattsburgh facility, where all systems assembled by PSC were certified before delivery to a customer. See Item 2--"Description of Properties."

Suppliers

     The U-Scan is assembled from components that are readily available from numerous suppliers. Given the open architecture of our system, we are not dependent on any single supplier for any particular component. The U-Scan casing is specially manufactured for us by two suppliers.

Service and Field Support

     It is essential to retailers that providers offer timely and efficient software and hardware service and support. We provide both software and hardware service and support for the U-Scan for a fee.

     Software support is provided to all customers via our helpdesk on a 24 hours a day, 365 days a year basis. Our helpdesk and support personnel are trained to diagnose software and hardware problems that may arise in the field. Software problems are typically solved on-line, as the U-Scan can be accessed on-line from our premises.

     U-Scan customers can choose between a number of options for hardware support. Customers may elect to have their own facility engineering group perform hardware maintenance on the system, in which case we train such personnel. Customers may also purchase hardware support service from us or an authorized subcontractor.

     We maintain certified technicians at our headquarters, at our central hubs near Cincinnati, Ohio and in Lansing, Michigan, and at various other strategic locations. We are generally able to remotely diagnose and solve software-related problems from our head office in Montreal. If there is a problem caused by a hardware malfunction or another matter requiring personnel to be on-site, a technician is dispatched to assist the customer. For general hardware support for our system, we have contracted with and certified a small number of independent service companies. Furthermore, we maintain regional facilities for parts storage in Phoenix, Arizona; Denver and Greeley, Colorado; Atlanta, Georgia; Indianapolis, Indiana; Covington and Louisville, Kentucky; Boston, Massachusetts; Grand Rapids, Kalamazoo, Flint, Canton, Mishawaka and Lansing, Michigan; Plattsburgh, New York; Greensboro, North Carolina; Columbus, Ohio; Milwaulkie, Oregon; Simpsonville, South Carolina; Nashville and Hermitage, Tennessee; Houston and Dallas, Texas; and Seattle, Washington.

Installation Personnel

     It is important that our systems are able to be quickly and reliably installed with minimal impact on store operations. Installations can be performed by our technicians, by the customers trained and certified employees or by certified third party installers. For a typical installation by us, an experienced technician visits the store before the delivery of the system to coordinate all aspects of the installation. The goal is to ensure that our systems can be installed and fully operational within six hours.

Government Regulation

     We and certain of the components that are used in our products are subject to regulation by various agencies in the United States and in other countries in which our products are sold. Laser safety is regulated in the United States by the Food and Drug Administration's Center for Devices and Radiological Health and in Canada by the Radiation Protection Bureau of Health Canada. In addition, the U.S. Occupational Safety and Health Administration and various states and U.S. cities have promulgated regulations concerning working condition safety standards in connection with the use of lasers in the workplace. Radio emissions are the subject of governmental regulation in all countries in which we expect to sell our products. We also voluntarily submit our products for certification for product safety in the United States and in Canada by the nationally recognized testing laboratories, the Underwriters Laboratories, Inc. and the Canadian Standards Association, respectively.

Competition

     We compete against manufacturers of traditional cashier-operated terminals as well as developers of portable hand-held devices and other partially automated self-scanning devices, including NCR, Symbol Technologies and Productivity Solutions. Several of our competitors are substantially larger and have greater financial, technical, and marketing resources. We believe, however, that the U-Scan performs more functions than any other self-checkout system for retail use currently available on the market. PSC has also recently entered the self-checkout market.

     We  believe  that  the  principal   criteria  for  competition  within  the
self-checkout system market are the following:

     o    technological capability,

     o    product features,

     o    price,

     o    product support,

     o    ease of use,

     o    name recognition,

     o    distribution channel capability, and

     o    financial strength of the provider.

Intellectual Property

     We have registered the following trademarks in the United States:

     o    Optimal Robotics Corporation(R),

     o    a stylized version of Optimal Robotics Corporation(R),

     o    U-Scan,

     o    a stylized version of U-Scan, and

     o    U-Scan Express.

     Additionally, we have filed, or are in the process of filing trademark applications for the following marks:

     o    Optimal Robotics,

     o    A stylized version of Optimal Robotics(R)

     o a second stylized version of Optimal Robotics Corporation, which is used for different purposes than the registered mark noted above,

     o    Scan Pay Go,

     o    U-Scan Solo,

     o    U-Scan Carousel,

     o    It's That Simple, and

     o    The Best Service... Is Self Service.

   Trademark applications for the foregoing marks (other than Optimal Robotics and its stylized version,) have also been filed, or are in the process of being filed in Canada and the European Economic Community.

     We have six patents, and three patents pending in the United States for various components of our system. We have two German patents, one United Kingdom patent and one European patent.

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

Employees

     As of December 31, 2000, we employed 288 (1999 - 168), full-time employees.

     Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.

Financial Information About Geographic Areas

     See Note 13 of the notes to the financial statements, included in Item 8 - "Financial Statements and Supplementary Data."

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

Item 2.   DESCRIPTION OF PROPERTIES

Facilities

     Our headquarters are located in approximately 46,000 square feet of leased space at 4700 de la Savane, Montreal, Quebec, under a lease that expires on May 31, 2003, subject to our right to renew the lease for an additional five-year period. Our systems are assembled in a facility located in approximately 40,000 square feet of leased space in Plattsburgh, New York, under a lease that expires on March 31, 2003, subject to our right to renew the lease for an additional three-year period. We also operate technical support hubs in approximately 19,200 square feet of leased space in the Covington, Kentucky, approximately 2,700 square feet of leased space in Lansing, Michigan and approximately 26,000 square feet of leased space in Phoenix, Arizona.

     We also maintain parts storage facilities in 13 states. We intend to expand or to open additional hub facilities in the United States to support current and future installations.

     The following is a summary of our facilities:


    Facility                            Location
    --------                            --------

Headquarters               4700 de la Savane, Montreal, Quebec

Systems Assembly           Plattsburgh, New York

Regional Facilities/       Arizona (Phoenix)
 Parts Storage Hubs        Colorado (Denver, Greeley)
                           Georgia (Atlanta)
                           Indiana (Indianapolis)
                           Kentucky (Covington , Louisville)
                           Massachusetts (Boston)
                           Michigan (Grand Rapids,  Kalamazoo,  Flint, Canton,
                           Mishawaka, Lansing)
                           North Carolina (Greensboro)
                           Ohio (Columbus)
                           Oregon (Milwaulkie)
                           South Carolina (Simpsonville)
                           Tennessee (Nashville, Hermitage)
                           Texas (Houston, Dallas)
                           Washington (Seattle)

Item 3.   LEGAL PROCEEDINGS

Legal Proceedings

     In each of 1995 and 1996, we received a demand letter from the same claimant alleging that U-Scan infringes upon the claimant's patent. In July 1999, this claimant filed a civil action in the United States District Court for the District of Utah against us and PSC, the former assembler of U-Scan alleging patent infringement. A second party also sent a demand letter to us in 1999, and again in February 2001, alleging a different patent infringement. Although after consultation with counsel, we believe that the former claimant should not prevail in its lawsuit and that the latter claimant should not prevail if a lawsuit is brought to assert its claim, and that these claims will not have a material adverse effect on our business or prospects, no assurance can be given that a court will not find that the system infringes upon one or both of such claimants' rights.

     A subsidiary of Kroger has also been sued by the same claimant in the State of Utah based upon the same issues underlying the suit filed against us in 1999. At our expense, our counsel is also defending the subsidiary of Kroger in such action. Furthermore, we are contractually bound to indemnify Kroger for any damages that it may incur in connection with such suit.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a)  Market Information

                                                          Nasdaq Stock Market
                                                          -------------------
                                                        US$ High        US$ Low
                                                        --------        -------
          2001
          First  Quarter  (through  February  15,
          2001)..................................        38.38           26.00
          2000
          1st Quarter............................        47.00           30.50
          2nd Quarter............................        46.25           33.38
          3rd Quarter............................        40.88           25.25
          4th Quarter............................        41.75           25.88
          1999
          1st Quarter............................        12.88            7.00
          2nd Quarter............................        11.13            7.06
          3rd Quarter............................        19.88            9.75
          4th Quarter............................        40.75           17.00

          Prior to September 2000, our common shares were quoted sporadically in the Canadian Dealing Network. In September 2000, the Canadian Dealing Network merged with The Canadian Venture Exchange. Our common shares are not listed on The Canadian Venture Exchange.

     (b)  Holders

          At February 15, 2001, there were 1,913 stockholders of record of our common shares.

     (c)  Dividends

          Our policy is to retain all earnings, if any are realized, for the development and growth of our business. We have never declared or paid cash dividends on our common shares and we do not anticipate paying cash dividends in the foreseeable future. Any determination to pay dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as our Board of Directors deems relevant.

Item 6.   SELECTED FINANCIAL AND OTHER DATA

     The following selected financial data as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 are derived from and are qualified by reference to our audited financial statements that are included in
Item 8--"Financial Statements and Supplementary Data." The following selected financial data as of December 31, 1998, 1997 and 1996 and for the years ended December 31, 1997 and 1996 are derived from our audited financial statements, as restated for a change in reporting currency, that are not included herein. Effective December 31, 1998, we adopted the U.S. dollar as the reporting currency for our financial statements. The financial data for all periods prior to 1999, for Canadian GAAP purposes, are presented in U.S. dollars in accordance with a translation of convenience method using the representative exchange rate at December 31, 1998 of US$1.00=Cdn.$1.5333--see note 2 of the notes to the financial statements, included in Item 8--"Financial Statements and Supplementary Data."

     The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements, related notes and the other financial information included elsewhere in this annual report.

     The selected financial data are prepared on the basis of Canadian GAAP, which is different in some regards from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP in regard to our financial statements, see note 15 of the notes to the financial statements, included in Item 8--"Financial Statements and Supplementary Data."

                                                                                         Year ended December 31,
                                                                            -------------------------------------------------
                                                                            2000      1999       1998       1997       1996
                                                                            ----    --------  ---------- ----------  --------
                                                                            (U.S. dollars, in thousands except per share data)
     Income Statement Data:
     Revenues......................................................      $ 60,971    $ 29,634    $ 5,618    $ 3,397    $   894
     Cost of sales ................................................        45,558      23,457      5,135      2,709        837
                                                                         --------    --------    -------    -------    -------

     Gross margin .................................................        15,413       6,177        483        688         57
     Research and development expenses, net of tax credits ........           913         220        210        294        506
     Selling, general, administrative and other expenses ..........        10,629       6,126      4,633      2,359        745
     Write-down of inventory ......................................          --           604       --         --         --
     Investment income ............................................        (3,896)       (893)      (449)      (584)      (127)
                                                                         --------    --------    -------    -------    -------
     Earnings (loss) before income taxes ..........................         7,767         120     (3,911)    (1,381)    (1,067)
     Provision for (recovery of) income taxes(1) ..................         2,972      (3,532)      --         --         --
                                                                         --------   ---------    -------    -------    -------
     Net earnings (loss) ..........................................      $  4,795    $  3,652    $(3,911)  $ (1,381) $ (1,067)
                                                                         ========    ========    =======    =======    =======
     Weighted average number of common shares outstanding
        (thousands) ...............................................        13,104       9,699      7,464      7,410      4,918
     Weighted average fully diluted number of common shares
        Outstanding (thousands) ...................................        14,168      12,709      7,464      7,410      4,918
     Basic net earnings (loss) per common share ...................      $   0.37     $  0.38    $ (0.52)   $ (0.19)   $ (0.22)
                                                                         ========    ========    =======    =======    =======
     Diluted net earnings (loss) per common share .................      $   0.35     $  0.35    $ (0.52)   $ (0.19)   $ (0.22)
                                                                         ========    ========    =======    =======    =======
     Other data:
     U-Scan system deliveries:
          Systems sold during year ................................           583         288         57         22          6
          Systems sold as at year-end .............................           958         375         87         30          8
     U-Scan checkout stations sold as at year-end .................         3,808       1,498        346        120         32
     Customer transactions (millions)(2) ..........................           150          45         12


  Balance Sheet Data:                                                                            December 31,
                                                                            ----------------------------------------------------
                                                                            2000        1999        1998       1997      1996
                                                                            ----        ----        ----       ----      ----
                                                                                        (U.S. dollars, in thousands)
Cash, cash equivalents and short-term investments..................      $ 76,149    $ 29,136    $ 6,063   $ 10,354    $12,868
Working capital....................................................        99,904      36,032      7,319     10,783     12,855
Total assets.......................................................       111,273      44,206      9,329     11,848     13,741
Shareholders' equity...............................................       104,746      39,705      7,596     11,072     12,453


  U.S. GAAP Financial Data:                                                                 Year ended December 31,
                                                                           -----------------------------------------------------
                                                                            2000        1999        1998       1997      1996
                                                                           -----        ----        ----       ----      ----
                                                                            (U.S. dollars, in thousands except per share data)
Revenues..............................................                   $ 60,971    $ 29,634    $ 5,721    $ 3,749   $  1,006
Net loss..............................................                   $(14,105)   $ (5,575) $ (16,403)   $(6,806)  $ (1,362)
Basic and diluted net loss per common share...........                   $  (1.08)   $  (0.57)   $ (2.20)   $ (0.92)  $  (0.28)


                                                                                                   December 31,
                                                                            ----------------------------------------------------
                                                                            2000        1999        1998       1997      1996
                                                                            ----        ----        ----       ----      ----
                                                                                       (U.S. dollars, in thousands)
Total assets..........................................                  $ 111,273    $ 44,191    $ 9,312   $ 12,679   $ 15,348

(1) Based upon the purchase commitments for a large number of systems which we received in the fourth quarter of 1999, which covered a substantial portion of our fiscal 2000 budgeted sales target, and the positive trend in our profitability and sales levels in the preceding quarters, we determined that as of December 31, 1999, it was more likely than not that we would earn sufficient taxable income during the allowable carry-forward period to fully realize all of our future income tax assets as at that date. Therefore, during the fourth quarter of 1999, we recognized the future benefit of all of our future income tax assets, which relate principally to previously unrecognized non-capital losses and undeducted research and development expenses. With respect to the future income tax assets recorded as at December 31, 2000, we have determined that it is still more likely than not that we will earn sufficient taxable income during the allowable carry-forward period to fully realize all of our future income tax assets. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--2000 Compared with 1999."

(2) Estimated, based on reports provided by our customers. Prior to 1998, we did not track this data.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are the leading provider of self-checkout systems to retailers in the United States. Our principal product is the U-Scan, an automated self-checkout system which enables shoppers to scan, bag and pay for their purchases with little or no assistance from store personnel.

      As of December 31, 2000, we had sold 958 U-Scan systems, consisting of 3,808 checkout stations, in 865 stores of leading retailers across 37 states and two provinces. We estimate that in 2000, U-Scan systems processed over 150 million customer transactions. The U-Scan can be operated quickly and easily by shoppers and makes the checkout process more convenient for them. The U-Scan also reduces the cost of checkout transactions to retailers and addresses labor shortage problems by replacing manned checkout counters with our automated self-checkout stations.

     We believe that the market for the U-Scan extends beyond supermarkets and supercenters and we now sell to general merchandise stores and other big-box retailers.

Agreement with PSC

     In 1995, we entered into a strategic relationship agreement whereby we granted to Spectra-Physics Scanning Systems, Inc. an exclusive worldwide license to distribute, sell, assemble and install U-Scan systems. PSC acquired Spectra-Physics in 1996 and assumed this agreement.

     The agreement obligated PSC to service and maintain the hardware in the systems after installation. Our role was to develop the product, provide and service the software for it and assist in selling it. We shared the gross margin relating to sales of systems with PSC. As our resources expanded, we negotiated to reduce PSC's role. Beginning April 1, 1998, PSC was paid to act as the exclusive assembler for our U-Scan systems, and we assumed primary responsibility for the sale and all responsibilities for distributing, installing and servicing our systems and became entitled to all the revenue from their sale.

     In October 1999, we notified PSC that we would not renew its exclusive assembly rights beyond December 31, 2000, the date specified in our agreement. We now assemble our U-Scan systems in our Plattsburgh, New York facility.

Trends in our costs

     Gross margins on the sale of U-Scan systems are expected to increase to approximately 35% in 2001, from approximately 25% in 2000. The increase will result from our taking over the assembly function of the U-Scan system, which was previously done by a third party.

     We continue to focus on taking advantage of economies of scale and reducing the costs of installing and servicing our product. One of the primary responsibilities of our purchasing department is sourcing of new suppliers and obtaining the best possible prices for our raw materials.

     As a result of the continuing cost-cutting initiatives, we experienced a reduction in some of our raw material costs. The decrease in the overall cost per system was a direct result of the increase in the number of U-Scan systems sold. We believe that as the number of firm commitments we have to purchase the U-Scan increases, we will be able to leverage our increased component requirements into lower prices from suppliers.

     We continue to make significant investments in our infrastructure to support the rapid growth of our business.

Financial Condition

     Our cash and short-term investment portfolio totaled $76,149,000 as at December 31, 2000. The portfolio consists of short-term discounted notes with a weighted average effective yield of 6.5%. Our investments are liquid and investment grade. The portfolio is invested in U.S. dollar denominated securities. The portfolio is invested in short-term securities to minimize interest rate risk.

     During the fourth quarter of 2000, we sold, on a non-recourse basis, certain designated accounts receivable to a Canadian chartered bank. These receivables had an aggregate carrying value of approximately $7,310,000 for which we received net proceeds of approximately $7,223,000. This transaction resulted in an interest expense of approximately $87,000. However, taking into account the interest to be earned on the sale proceeds that we recovered and the tax on capital that we saved by investing the sale proceeds in qualifying instruments, the pro forma net effect of the sale transaction will be a gain to us of approximately $12,000. The sale also resulted in a reduction in our days outstanding of accounts receivable ("DSO's") at year-end to 38 days from 74 days at the end of the third quarter of 2000. Under generally accepted accounting principles, DSOs are calculated by dividing revenues by the average of the beginning and ending balance of trade receivables. As at December 31, 2000, our ending balance of trade receivables was $8,287,000.

     Our inventory position at year-end was $16,726,000, up from $3,364,000 at the end of 1999. The year-end inventory position included $3,543,000 of finished goods and $590,000 of work in process, compared to $601,000 of finished goods and no work in process in 1999. The increase in 2000 is a direct result of the significant increase in orders for the first quarter of 2001 as compared to that of the first quarter of 2000 and the fact that we began assembling U-Scan systems during the fourth quarter of 2000. In addition, included in the inventory were raw materials and replacement parts amounting to $3,658,000 and $8,935,000, respectively. We believe that, considering our current installed base and our anticipated run rate for 2001, this level of replacement parts is appropriate for the current servicing and support of our customers.

     We have no long-term debt. Shareholders' equity at December 31, 2000 was $104,746,000.

     We will continue to invest in sales, marketing and product support infrastructure. We will continue to increase spending in research and development activities in the areas of new technologies. Additions to leasehold improvements and equipment will continue, including enhancing existing facilities and computer systems for research and development, sales and marketing, support and administrative staff.

     During the third quarter of fiscal 2000, we determined that our functional currency had clearly changed from the Canadian dollar to the U.S. dollar as at the beginning of the quarter. As a result of this change, which has been applied prospectively from July 1, 2000, transactions denominated in currencies other than the U.S. dollar are now translated into U.S. dollars using the temporal method. Under this method, monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing at the dates of the respective transactions. Gains and losses resulting from translation of monetary assets and liabilities into U.S. dollars are reflected in the statement of operations.

     Prior to July 1, 2000, our functional currency was the Canadian dollar. Accordingly, the financial statements were translated from Canadian dollars into U.S. dollars using the current rate method. Gains and losses resulting from translation of the financial statements were included in the cumulative translation adjustment in shareholders' equity. The translated amounts for the non-monetary items as at June 30, 2000 become the historical basis for those items in subsequent periods.

Recently Issued Accounting Standards

     As a result of the issuance of Staff Accounting Bulletin No. 101 (SAB 101) issued by the staff of the Securities and Exchange Commission of the United States, we reviewed our accounting policies and changed our revenue recognition policy for sales of systems and installation services to that noted below.

Prior to the change, we accounted for revenues related to sales of systems and installation services upon completion of installation. This change in policy did not have a material effect on the current or prior years' revenues or net earnings (loss).

     Revenue is now recognized when all of the following conditions are met: we have persuasive evidence of an arrangement; the prices for the systems or services are fixed or determinable; collection is reasonably assured; and the systems have been delivered or the services have been provided. Delivery of systems occurs at the later of shipment of the system to the customer or upon customer acceptance. Revenue for installation services is recognized as the services are performed. Revenue from maintenance contracts is recognized over the term of the contract.

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

     The summary financial data are prepared on the basis of Canadian GAAP, which is different in some regards from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP in regard to our financial statements, see note 15 of the notes to the financial statements, included in Item 8--"Financial Statements and Supplementary Data."


                                                                 For the quarter ended
                                    -----------------------------------------------------------------------------------
                                    Dec. 31, Sept. 30,  June 30,  March 31,  Dec. 31,  Sept. 30,   June 30,  March 31,
                                      2000      2000      2000      2000       1999      1999       1999      1999
                                      ----      ----      ----      ----       ----      ----       ----      ----
                                                 (U.S. dollars, in thousands except per share data)
                                                                     (unaudited)
Revenues.........................  $   12,543  $  20,301  $  16,123  $ 12,004   $ 6,835   $ 10,686   $ 7,023    $ 5,090
Cost of sales....................       9,467     15,120     11,957     9,014     5,449      8,128     5,536      4,344
                                        -----     ------     ------     -----     -----      -----     -----      -----
Gross margin.....................       3,076      5,181      4,166     2,990     1,386      2,558     1,487        746
                                        -----     ------     ------     -----     -----      -----     -----      -----
Earnings (loss) before income
   Taxes.........................         354      2,962      3,317     1,135    (1,153)     1,420       428       (575)
Provision for (recovery of)
      Income taxes...............         136      1,133      1,269       434    (3,532)      --          --         --
                                        -----     ------     ------     -----    ------       --          --         --

Net earnings (loss)..............      $  218   $  1,829   $  2,047  $    701   $ 2,379   $ 1,420    $   428    $  (575)
                                        -----     ------     ------     -----    ------     ------     -----      -----

Basic net earnings (loss) per
   Common share..................     $  0.02   $   0.13    $  0.15   $  0.06   $  0.21   $  0.13    $  0.05    $ (0.08)
Fully diluted net earnings
   (loss) per common share.......     $  0.02   $   0.13    $  0.15   $  0.06   $  0.18   $  0.12    $  0.05    $ (0.08)

Other data:
U-Scan systems
   Sold during quarter...........         114        196        158       115        64       105         68         51


     The following table sets forth, for the periods indicated, income statement data expressed as a percentage of total revenues: For the quarter ended


                                                                 For the quarter ended
                                    -------------------------------------------------------------------------------
                                    Dec. 31, Sept. 30, June 30,  March 31,  Dec. 31, Sept. 30, June 30,  March 31,
                                      2000      2000     2000      2000       1999     1999      1999       1999
                                      ----      ----     ----      ----       ----     ----      ----       ----
                                                                      (unaudited)
Revenues.................            100.0%    100.0%   100.0%    100.0%     100.0%   100.0%    100.0%     100.0%
Cost of sales............             75.5      74.5     74.2      75.1       79.7     76.1      78.8       85.3
                                     -----     -----    -----     -----      -----    -----     -----      -----
Gross margin.............             24.5      25.5     25.8      24.9       20.3     23.9      21.2       14.7
                                     -----     -----    -----     -----      -----    -----     -----      -----
Earnings (loss) before
    Income taxes.........              2.8      14.6     20.6       9.4      (16.9)    13.3      6.1       (11.3)
Provision for (recovery of)
    Income taxes.........              1.1       5.6      7.9       3.6      (51.7)    --        --         --
                                     -----     -----    -----     -----      -----    -----     ----       -----
Net earnings (loss)......              1.7%      9.0%    12.7%      5.8%      34.8%    13.3%     6.1%      (11.3)%
                                     -----     -----    -----     -----      -----    -----     ----       -----

Results of Operations

     The following discussion and analysis of our results of operations and liquidity and capital resources should be read in conjunction with the financial information and our financial statements and their related notes, included in
Item 8--"Financial Statements and Supplementary Data." All dollar amounts have been rounded to the nearest thousand.

2000 Compared with 1999

     Total revenues increased by $31,336,000, or 106%, from 1999 to 2000. Sales of U-Scan grew from 288 systems in 1999 to 583 systems in 2000, producing $29,049,000 of additional systems revenues, an increase of 103%. The growth in sales was due to a significant increase in orders from existing customers. Service contract revenue recognized for hardware and software maintenance increased by $2,370,000, or 238%, because of the increased number of customers that entered into service contracts with us after purchasing U-Scan systems.

     Total cost of sales increased by $22,101,000, or 94%, from 1999 to 2000. Overall gross margin increased as a percentage of sales from 21% in 1999 to 25% in 2000, primarily representing the increase in gross margin on system sales. This increase resulted primarily from taking advantage of economies of scale and reducing the costs of installing our systems.

     Gross research and development expenses increased by $97,000, or 10%, from 1999 to 2000. As a percentage of total revenues, gross research and development expenses decreased from 3% in 1999 to 2% in 2000. This percentage decrease resulted from the substantial increase in the number of systems sold in 2000 as compared to 1999. Research and development expenses during the year included the cost of the development of the biometrics support feature and the U-Scan Mobile Attendant(TM).

     We may, for Canadian federal income tax purposes, defer and deduct in future years certain scientific research and experimental development expenditures incurred to date. As of December 31, 2000, the amount of such deferred deductions is CA $3,228,000 (approximately US $2,153,000) for Canadian federal income tax purposes and CA $3,363,000 (approximately US $2,243,000) for Quebec provincial income tax purposes. These deductions may be carried forward indefinitely. In addition, we have non-refundable investment tax credits of approximately CA $836,000 (approximately US $558,000), which can be carried forward to reduce Canadian federal income taxes payable and which expire in various years through 2010.

     During 1999, we retroactively adopted the revised recommendations of the Canadian Institute of Chartered Accountants regarding accounting for income taxes, which are consistent with U.S. GAAP. During the fourth quarter of 1999, we received purchase commitments for a large number of systems which covered a substantial portion of our fiscal 2000 budgeted sales target. In addition, there had been a positive trend in our profitability and sales levels in the preceding quarters. Based on these factors, we determined that as of December 31, 1999, it was more likely than not that we would earn sufficient taxable income during the allowable carry-forward period to fully realize all of our future income tax assets as at that date. Therefore, as a result of this determination, we were required to record, during the fourth quarter of 1999, an income tax recovery with respect to these future income tax assets.

     With respect to the future income tax assets recorded as at December 31, 2000, we have determined that it is still more likely than not that we will earn sufficient taxable income during the allowable carry-forward period to fully realize all of our future income tax assets. Our ability to ultimately realize these future income tax assets will be dependent upon our realizing certain sales levels within the allowable carry-forward period, thus creating sufficient taxable income to realize the benefit of these assets. Our ability to realize these assets is also dependent on effective control over our selling, general and administrative expenses. Our determination that we will realize these tax assets is based upon the fact that we currently have purchase commitments for a large number of systems which cover a substantial portion of our fiscal 2001 budgeted sales target, there has been a positive trend in our profitability and sales levels and we expect our gross and operating margins to increase as a result of our having assumed the assembly responsibility for our systems.

     Selling, general, administrative and other expenses (including operating lease expenses) increased by $4,503,000, or 74%, in 2000 compared to 1999. As a percentage of total revenues, these expenses decreased from 21% in 1999 to 17% in 2000. During the last quarter of 2000, we continued to expand sales and marketing efforts and hired additional personnel, as our backlog continued to increase. In addition, we incurred increased costs during 2000 in the following areas: engineering, related to the design, development and early phase commercial production of new casings for the U-Scan systems; the enlargement of our Plattsburgh facility in connection with the commencement of system assembly at this facility; the enlargement of our head office premises to accommodate the growth in the number of our employees; and the opening of our facility in Phoenix, Arizona.

1999 Compared with 1998

     Total revenues increased by $24,016,000, or 427%, from 1998 to 1999. Sales of U-Scan grew from 57 systems in 1998 to 288 systems in 1999, producing $23,147,000 of additional systems revenues, an increase of 449%. The growth in sales was due to a significant increase in orders from existing customers. Service contract revenue recognized for hardware and software maintenance increased by $855,000, or 600%, because of the increased number of customers that entered into service contracts with us after purchasing U-Scan.

     Total cost of sales increased by $18,322,000, or 357%, from 1998 to 1999. Overall gross margin increased as a percentage of sales from 9% in 1998 to 21% in 1999, primarily representing the increase in gross margin on system sales. This increase resulted primarily from taking advantage of economies of scale and reducing the costs of installing and servicing our products.

     Gross research and development expenses increased by $636,000, or 196%, from 1998 to 1999. As a percentage of total revenues, gross research and development expenses decreased from 6% in 1998 to 3% in 1999. This percentage decrease resulted from the substantial increase in the number of systems sold in 1999 as compared to 1998. Research and development expenses during the year included the cost of the development of our U-Scan Solo and U-Scan Carousel systems.

     Selling, general, administrative and other expenses (including operating lease expenses) increased by $1,493,000, or 24%, in 1999 compared to 1998. As a percentage of total revenues, these expenses decreased from 82% in 1998 to 21% in 1999. This percentage decrease resulted from the substantial increase in the number of systems sold in 1999 compared to 1998. During the last quarter of 1999, we continued to expand sales and marketing efforts and hire additional personnel, as our backlog continued to increase. In addition, we incurred increased costs in engineering follow-through during the early phases of commercial production for our U-Scan Solo and U-Scan Carousel systems. We also incurred increased costs adapting the capabilities of our existing U-Scan system to new customers' needs and for the start-up of our Plattsburgh facility.

     A write-down of inventory of $604,000 in the fourth quarter of 1999 was required due to upgrades in some hardware components, to recognize the declining replacement costs for many components as a result of stronger purchasing power with our suppliers, and due to parts obsolescence.

     Our 1999 net earnings of $3,652,000 reflect an income tax recovery of $3,532,000, which represents the future benefit of non-capital loss carryforwards and undeducted scientific research and experimental development expenditures which may be used to reduce taxable income, for Canadian federal and Quebec provincial income tax purposes, in future years. We may utilize these loss carryforwards and undeducted expenditures only to the extent that we generate taxable income for Canadian federal and Quebec provincial income tax purposes, in the future.

     During 1999, we retroactively adopted the revised recommendations of the Canadian Institute of Chartered Accountants regarding accounting for income taxes, which are consistent with U.S. GAAP.

During the fourth quarter of 1999, we received purchase commitments for a large number of systems which covered a substantial portion of our fiscal 2000 budgeted sales target. In addition, there had been a positive trend in our profitability and sales levels in the preceding quarters. Based on these factors, we determined that as of December 31, 1999, it was more likely than not that we would earn sufficient taxable income during the allowable carry-forward period to fully realize all of our future income tax assets as at that date. Therefore, as a result of this determination, we were required to record, during the fourth quarter of 1999, an income tax recovery with respect to these future income tax assets.

     Based on our earnings estimates for fiscal 2000, $3,013,000 of these future income tax assets were classified as a current asset. These future income tax assets were fully utilized in fiscal 2000.

Liquidity and Capital Resources

     As of December 31, 2000, we had cash, cash equivalents and short-term investments of $76,149,000 and working capital of $99,904,000.

     Operating activities used $8,657,000 of cash and cash equivalents in 2000, as compared to $2,918,000 in 1999. In 2000, we issued 1,625,000 common shares pursuant to a public offering and 646,449 common shares pursuant to the exercise of options and warrants, which resulted in net cash proceeds of $58,682,000 and $1,984,000, respectively. In 1999, we issued 3,000,000 common shares pursuant to a public offering and 961,963 common shares pursuant to the exercise of options and warrants, which resulted in net cash proceeds of $24,206,000 and $2,467,000, respectively.

     In 2000, we had capital expenditures of $3,070,000, which principally related to computer equipment, testing units and leasehold improvements related to the expansion of our head office premises, our facility in Plattsburgh and the opening of our facility in Phoenix. In 1999, we had capital expenditures of $1,013,000, which were principally related to computer equipment and testing units and leasehold improvements.

     We believe that our cash, cash equivalents and short-term investments, will be adequate to meet our needs for at least the next 12 months.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


       Interest rate and foreign currency exchange rate sensitivity table

                                                                                          December 31, 2000
                                                                                          -----------------
                                                                                       Maturing in       Fair
                                                                                       -----------       ----
                                                                                           2001        Value(1)
                                                                                           ----        --------
                                                                                            (U.S. dollars)
Short-term  discounted notes  denominated in U.S.  dollars,  held for other than trading purposes, with a weighted average effective yield of 6.5% (1999 - 5.8%), maturing between January 26, 2001 and November 15, 2001 (1999 - matured on April
3, 2000), with a maturity value of $72,872,000...................................      $71,141,910   $72,345,779


(1) Fair value has been determined based upon quoted market values as at December 31, 2000.

     We are exposed to foreign currency exchange rate fluctuations. We have never tried to hedge our exchange rate risk, do not plan to do so and may not be successful should we attempt to do so in the future. We are also exposed to interest rate fluctuation risk, which we do not systematically manage. We presently invest in short-term investment grade paper.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Auditors' Report

To the Shareholders of
Optimal Robotics Corp.


We have audited the consolidated balance sheets of Optimal Robotics Corp. as at December 31, 2000 and 1999 and the consolidated statements of operations, deficit and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in accordance with Canadian generally accepted accounting principles.


/s/ PricewaterhouseCoopers LLP


Chartered Accountants

Montreal, Quebec, Canada
February 9, 2001

Optimal Robotics Corp.
Consolidated Balance Sheets
As at December 31, 2000 and 1999
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                                                 2000                   1999
                                                                                                    $                      $
Assets
Current assets
Cash                                                                                         5,006,982             4,499,084
Short-term investments (note 14)                                                            71,141,910            24,636,606
Accounts receivable, net of allowance for doubtful accounts of nil (note 4)                 10,485,017             4,641,566
Inventories (note 5)                                                                        16,725,885             3,363,943
Tax credits receivable                                                                         323,788               252,520
Future income taxes (note 12)                                                                2,420,718             3,012,997
Prepaid expenses and deposits                                                                  327,039               127,017
                                                                                      --------------------------------------

                                                                                           106,431,339            40,533,733

Loan receivable (note 6)                                                                       125,934               155,643

Deferred share issue costs                                                                          --                56,985

Future income taxes (note 12)                                                                1,462,227             2,112,028

Capital assets (note 7)                                                                      3,253,148             1,347,903
                                                                                      --------------------------------------

                                                                                           111,272,648            44,206,292
                                                                                      --------------------------------------

Liabilities

Current liabilities
Accounts payable and accrued liabilities (note 8)                                            6,492,371             3,659,189
Deferred revenue                                                                                34,695               592,271
Contract advance (note 11)                                                                          --               250,000
                                                                                      --------------------------------------

                                                                                             6,527,066             4,501,460
                                                                                      --------------------------------------

Commitments and contingency (note 11)

Shareholders' Equity

Share capital (note 9)                                                                     107,050,914            44,657,833

Other capital                                                                                    9,684                20,559

Cumulative translation adjustment                                                           (1,484,471)              652,062

Deficit                                                                                       (830,545)           (5,625,622)
                                                                                      --------------------------------------

                                                                                           104,745,582            39,704,832
                                                                                      --------------------------------------

                                                                                           111,272,648            44,206,292
                                                                                      --------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Approved by the Board of Directors

 /s/ Neil S. Wechsler                      /s/ Leon P. Garfinkle
____________________________ Director     _____________________________ Director

Optimal Robotics Corp.
Consolidated Statements of Operations
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                          2000                   1999                   1998
                                                                             $                      $                      $
                                                                                                                    (note 2)
Revenues                                                             60,970,505             29,634,246             5,618,013

Cost of sales                                                        45,557,943             23,457,413             5,135,077
                                                               -------------------------------------------------------------

Gross margin                                                         15,412,562              6,176,833               482,936
                                                               -------------------------------------------------------------

Research and development expenses, net of tax
      credits (note 11)                                                 912,679                219,956               210,374

Selling, general and administrative expenses                          9,153,760              5,548,833             4,215,487

Operating lease expense                                                 624,834                232,471               211,399

Write-down of inventory                                                      --                604,364                    --

Amortization of capital assets                                          850,872                344,718               205,684

Investment income                                                    (3,896,899)              (893,694)             (449,244)
                                                               -------------------------------------------------------------

                                                                      7,645,246              6,056,648             4,393,700
                                                               -------------------------------------------------------------

Earnings (loss) before income taxes                                   7,767,316                120,185            (3,910,764)

Provision for (recovery of) income taxes (note 12)                    2,972,239             (3,531,583)                   --
                                                               -------------------------------------------------------------

Net earnings (loss) for the year                                      4,795,077              3,651,768            (3,910,764)
                                                               -------------------------------------------------------------

Weighted average number of common shares outstanding                 13,104,361              9,699,385             7,463,984
                                                               -------------------------------------------------------------

Net earnings (loss) per common share
      Basic                                                                0.37                   0.38                 (0.52)
                                                               -------------------------------------------------------------

      Fully diluted                                                        0.35                   0.35                 (0.52)
                                                               -------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Optimal Robotics Corp.
Consolidated Statements of Deficit
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                          2000                   1999                   1998
                                                                             $                      $                      $
                                                                                                                     (note 2)
Deficit - Beginning of year                                          (5,625,622)            (9,277,390)           (5,366,626)

Net earnings (loss) for the year                                      4,795,077              3,651,768            (3,910,764)
                                                               -------------------------------------------------------------

Deficit - End of year                                                  (830,545)            (5,625,622)           (9,277,390)
                                                               -------------------------------------------------------------



















The accompanying notes are an integral part of the consolidated financial statements.

Optimal Robotics Corp.
Consolidated Statements of Cash Flows
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                     2000            1999           1998
                                                                        $               $              $
                                                                                                 (note 2)
Cash flows provided by (used for)
Operating activities
Net earnings (loss) for the year                                4,795,077       3,651,768     (3,910,764)
Items not affecting cash
      Write-down of inventory                                          --         604,364             --
      Amortization of capital assets                              850,872         344,718        205,684
      Unrealized foreign exchange loss (gain) on contract
           advance                                                  5,948         (14,016)        53,414
      Non-refundable tax credits                                  (65,539)       (490,438)            --
      Future income taxes                                       2,972,239      (3,531,583)            --
      Loss on securitization of accounts receivable                86,686              --             --
Change in non-cash operating working capital items
      Increase in accounts receivable                         (13,391,909)     (3,271,239)      (380,271)
      Proceeds on securitization of accounts receivable         7,222,898              --             --
      Increase in inventories                                 (13,556,156)     (2,441,539)    (1,376,724)
      Increase in tax credits receivable                          (77,451)       (128,289)       (14,894)
      Decrease (increase) in prepaid expenses and deposits       (204,897)       (120,936)        16,265
      Increase in accounts payable and accrued liabilities      3,237,491       2,029,510        902,972
      Increase (decrease) in deferred revenue                    (532,007)        449,257        124,784
                                                              ------------------------------------------

                                                               (8,656,748)     (2,918,423)    (4,379,534)
                                                              ------------------------------------------

Financing activities
Issuance of common shares                                      65,358,738      29,467,094        435,596
Share issue costs                                              (4,693,285)     (2,793,434)            --
Deferred share issue costs                                             --         (55,616)            --
Repayment of loans under Employee Stock Purchase
      Arrangement                                                      --         141,348             --
Decrease in contract advance                                     (250,000)       (125,000)      (125,000)
                                                              ------------------------------------------

                                                               60,415,453      26,634,392        310,596
                                                              ------------------------------------------

Investing activities
Purchase of capital assets                                     (3,069,584)     (1,012,586)      (234,207)
Decrease (increase) in short-term investments                 (47,707,424)    (18,460,828)     4,558,988
Repayment of loans receivable                                      26,231          15,088         12,854
                                                              ------------------------------------------

                                                              (50,750,777)    (19,458,326)     4,337,635
                                                              ------------------------------------------

Increase in cash and cash equivalents during the year           1,007,928       4,257,643        268,697

Effect of exchange rate changes on cash and cash
      equivalents                                                (500,030)       (297,049)            --

Cash and cash equivalents - Beginning of year                   4,499,084         538,490        269,793
                                                              ------------------------------------------

Cash and cash equivalents - End of year                         5,006,982       4,499,084        538,490
                                                              ------------------------------------------
Supplementary information
Cash paid during the year for interest                             34,747          38,786          1,182
Cash paid for income taxes                                         26,660              --             --

The accompanying notes are an integral part of the consolidated financial statements

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

1.   Nature of operations

     The Company is engaged in the development, marketing, installation and servicing of automated transaction software and systems designed for use in the retail sector. The Company's principal product focus is its U-Scan(R) system, a self-service checkout system for the retail industry. The Company also develops, markets and services its 6300 POS for the supermarket industry.

     The U-Scan(R) system allows shoppers to scan, bag and pay for their purchases with limited or no assistance from store personnel. The 6300 POS is an open architecture, PC-based, point-of-sale system designed to replace proprietary cash registers at high volume retailers.


2.   Summary of significant accounting policies

     Basis of presentation

     These financial statements have been prepared in accordance with accounting principles generally accepted in Canada. These principles conform, in all material respects, with accounting principles generally accepted in the United States, except as described in note 15. The principal accounting policies of the Company, which have been consistently applied, are summarized as follows:

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of consolidation

     These consolidated financial statements include the accounts of the Company and its wholly owned U.S. subsidiary, Optimal Robotics, Inc.

     Foreign currency translation

     Functional currency

     During the third quarter of fiscal 2000, the Company determined that its functional currency had clearly changed from the Canadian dollar to the U.S. dollar as at the beginning of the quarter. As a result of this change, which has been applied prospectively from July 1, 2000, transactions denominated in currencies other than the U.S. dollar are now translated into U.S. dollars using the temporal method. Under this method, monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing at the dates of the respective transactions. Gains and losses resulting from translation of monetary assets and liabilities into U.S. dollars are reflected in the statement of operations.

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

     Prior to July 1, 2000, the Company's functional currency was the Canadian dollar. Accordingly, the financial statements were translated from Canadian dollars into U.S. dollars using the current rate method. Gains and losses resulting from translation of the financial statements were included in the cumulative translation adjustment in shareholders' equity. The translated amounts for non-monetary items as at June 30, 2000 became the historical basis for those items in subsequent periods.

     Reporting currency

     The financial statements of the Company were presented in Canadian dollars up to December 31, 1997. Effective December 31, 1998, the U.S. dollar was adopted as the reporting currency. Comparative financial information for 1998 has been presented in U.S. dollars in accordance with a translation of convenience method using the representative exchange rate at December 31, 1998 of US$1.00 - CA$1.5333. The translated amount for non-monetary items as at December 31, 1998 became the historical basis for those items in subsequent years.

     Foreign currency transactions

     Transactions denominated in foreign currencies are translated into the functional currency using the temporal method.

     Cash and cash equivalents

     Cash and cash equivalents consist of cash on hand and balances with banks and all highly liquid debt instruments with original terms to maturity of three months or less.

     Short-term investments

     Short-term investments, which management intends to hold until maturity, are carried at the lower of amortized cost and market value.

     Inventories

     Replacement parts and raw material inventories are stated at the lower of landed cost and replacement cost. Finished goods and work in process inventories are stated at the lower of cost and net realizable value. Cost is determined on the basis of actual costs.

     Capital assets

     Capital assets are recorded at cost. Amortization is provided for over the estimated useful lives of the capital assets using the straight-line method as follows:

        Test units                                                           33%
        Equipment                                                            10%
        Leasehold improvements           Over lease term plus one renewal period
        Computer equipment and software                                      33%
        Patents                                                               5%

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

     Revenue recognition

     Revenue is recognized when all of the following conditions are met: the Company has persuasive evidence of an arrangement; the prices for the systems or services are fixed or determinable; collection is reasonably assured; and the systems have been delivered or the services have been provided. Delivery of systems occurs at the later of shipment of the system to the customer or upon customer acceptance. Revenue for installation services is recognized as the services are performed. Revenue from maintenance contracts is recognized over the term of the contract.

     Change in accounting policy

     As a result of the issuance of Staff Accounting Bulletin No. 101 (SAB 101) issued by the staff of the Securities and Exchange Commission of the United States, the Company reviewed its accounting policies and changed its revenue recognition policy for sales of systems and installation services to that noted above. Prior to the change, the Company accounted for revenues related to sales of systems and installation services upon completion of installation. This change in policy did not have a material effect on the current or prior years' revenues or net earnings (loss).

     Tax credits

     The Company is entitled to scientific research and experimental development ("SRED") tax credits granted by the Canadian federal government ("Federal") and the government of the Province of Quebec ("Provincial"). Federal SRED tax credits, which can only be used to offset Federal income taxes otherwise payable, are earned on qualified Canadian SRED expenditures at a rate of 20%. Provincial SRED tax credits are earned on qualified SRED salaries in the Province of Quebec at a rate of 20%. These tax credits are refundable.

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

     Once technological feasibility has been established, development costs are evaluated for deferral and subsequent amortization. As at December 31, 2000, the Company has not deferred any development costs.

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

     Stock-based compensation plan

     The Company maintains a stock-based compensation plan, which is described in note 10. Under accounting principles generally accepted in Canada, no compensation expense is recognized for this plan when stock options or shares are issued to employees. Any consideration received from plan participants upon exercise of stock options is credited to capital stock.

     Earnings (loss) per share

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


3.   New accounting pronouncements

     The Canadian Institute of Chartered Accountants ("CICA") has approved revised recommendations relating to the computation of earnings per share. These new recommendations, which are effective for fiscal years beginning on or after January 1, 2001, substantially eliminate the current differences between Canadian and U.S. generally accepted accounting principles with respect to the computation of the weighted average number of shares for purposes of computing diluted earnings per share. The adoption of this new standard will result in diluted earnings (loss) per share of $0.32, $0.33 and $(0.52) for the years ended December 31, 2000, 1999 and 1998, respectively.


4.   Accounts receivable


                                                  2000                   1999
                                                     $                      $

      Trade accounts receivable               8,287,492             4,305,188
      Accrued interest                        1,309,772               176,019
      Other                                     887,753               160,359
                                           ----------------------------------

                                             10,485,017             4,641,566
                                           ----------------------------------

     During fiscal 2000, the Company entered into an agreement with a Canadian chartered bank which provides the Company with the right to sell designated accounts receivable to the bank on a non-recourse basis. During the fourth quarter of fiscal 2000, the Company sold accounts receivable with an aggregate carrying value of $7,309,584 for net proceeds amounting to $7,222,898. The excess of the carrying value over the net proceeds on securitization of these accounts receivable of $86,686 has been charged to interest expense in 2000.

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

5.   Inventories

                                                  2000                   1999
                                                     $                      $

      Finished goods                          3,543,262               600,682
      Work in process                           589,424                    --
      Raw materials                           3,657,967                    --
      Replacement parts                       8,935,232             2,763,261
                                       --------------------------------------

                                             16,725,885             3,363,943
                                       --------------------------------------


6.   Loan receivable

     To an officer/director to purchase a home in the amount of CA$204,000 (1999
     - CA$221,000). This loan is non-interest bearing and is repayable in annual instalments of CA$17,000 until July 1, 2012. This loan is forgivable if the officer/director leaves the employment of the Company for any reason.


7.   Capital assets

                                                                       2000                   1999
                                                                          $                      $

      Cost
      Test units                                                     926,564               443,931
      Equipment                                                      716,441               331,775
      Leasehold improvements                                       1,751,151               499,105
      Leasehold improvements under construction                           --               275,862
      Computer equipment and software                              1,407,920               516,286
      Patents                                                         13,686                13,686
                                                            --------------------------------------

                                                                   4,815,762             2,080,645
                                                            --------------------------------------

      Accumulated amortization
      Test units                                                     531,548               268,670
      Equipment                                                       72,727                33,322
      Leasehold improvements                                         462,932               253,756
      Computer equipment and software                                482,098               164,050
      Patents                                                         13,309                12,944
                                                            --------------------------------------

                                                                   1,562,614               732,742
                                                            --------------------------------------

      Net carrying amount                                          3,253,148             1,347,903
                                                            --------------------------------------

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

8.   Accounts payable and accrued liabilities

                                                                       2000                   1999
                                                                          $                      $

      Trade accounts payable                                       5,355,993             2,877,331
      Accrued salaries, vacation pay and benefits                    431,912               100,632
      Sales taxes payable                                            547,158                45,792
      Book overdraft(1)                                              157,308               635,434
                                                            --------------------------------------

                                                                   6,492,371             3,659,189
                                                            --------------------------------------

(1) Represents the excess of outstanding cheques over bank balances on certain of the Company's cash accounts.


9.   Share capital

     The Company's authorized share capital consists of an unlimited number of Class "A" shares, and Class "B" and Class "C" preference shares.

     The Class "A" shares are designated as common shares.

     The Class "B" preference shares are voting, non-participating and redeemable at the option of the Company for the amount paid up thereon. In the event of the liquidation, dissolution or wind-up of the Company, the Class "B" preference shares rank in priority to all other classes.

     The Class "C" preference shares are issuable in series with rights, privileges, restrictions and conditions designated by the directors. In the event of the liquidation, dissolution or wind-up of the Company, the Class "C" preference shares rank in priority to the common shares.

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

      Issued



                                                                                            Common shares                  $

           Balance - December 31, 1997                                                         7,408,022          16,411,360

           Issued for cash pursuant to exercise of stock options                                   1,000               2,998
           Issued pursuant to exercise of warrants                                                70,256
                Ascribed value from other capital                                                                      3,575
                Cash                                                                                                 432,598
           Cancellation of shares under Employee Stock Purchase Arrangement                       (4,000)            (22,827)
           Cancellation of loan receivable under Employee Stock Purchase Arrangement                  --              22,827
                                                                                        ------------------------------------

           Balance - December 31, 1998                                                         7,475,278          16,850,531

           Issued for cash pursuant to exercise of stock options                                 934,271           2,393,538
           Issued pursuant to exercise of warrants                                                27,692                  --
                Ascribed value from other capital                                                     --               2,681
                Cash                                                                                  --              73,556
           Issued for cash pursuant to public offering                                         3,000,000          27,000,000
           Share issue costs, net of related future income taxes                                      --          (1,803,821)
           Repayment of loans under Employee Stock Purchase Arrangement                               --             141,348
                                                                                        ------------------------------------

           Balance - December 31, 1999                                                        11,437,241          44,657,833
                                                                                        ------------------------------------

           Issued for cash pursuant to exercise of stock options                                 578,500           1,763,983
           Issued pursuant to exercise of warrants                                                67,949                  --
                Ascribed value from other capital                                                                     10,875
                Cash                                                                                                 219,755
           Issued for cash pursuant to public offering                                         1,625,000          63,375,000
           Share issue costs, net of related future income taxes                                      --          (2,976,532)
                                                                                        ------------------------------------

           Balance - December 31, 2000                                                        13,708,690         107,050,914
                                                                                        ------------------------------------

     During 2000, the Company filed a registration statement with the Securities and Exchange Commission qualifying the issuance of 1,625,000 common shares for gross proceeds of $39.00 per share. The net proceeds from this offering amounted to $60,398,468, after deducting underwriting commissions and other expenses of $2,976,532 (net of future income taxes of $1,772,369).

     During 1999, the Company filed a registration statement with the Securities and Exchange Commission qualifying the issuance of 3,000,000 common shares for gross proceeds of $9.00 per share. The net proceeds from this offering amounted to $25,196,179, after deducting underwriting commissions and other expenses of $1,803,821 (net of future income taxes of $989,613).

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

     On February 26, 1996, regulatory approval was received to issue 42,000 common shares under an Employee Stock Purchase Arrangement pursuant to which certain employees of the Company were entitled to purchase common shares of the Company at a price of CA$8.75 per share. Under the Arrangement, the Company provided interest-free non-recourse loans payable according to various occurrences, but no later than the 10th anniversary of the issuance of the shares, which loans were secured by a pledge of the shares. These loans receivable have been presented as a deduction from share capital. At December 31, 2000, 24,000 common shares are issued and outstanding under this Arrangement and all loans under the Arrangement have been repaid.


10.  Stock option plan/warrants

     The Company has a stock option plan that provides for the granting of options to employees and directors for the purchase of the Company's common shares. Options may be granted by the Board of Directors for terms of up to ten years. The Board of Directors establishes the exercise period, vesting terms and other conditions for each grant at the grant date. Options may be granted with exercise prices as permitted by securities regulatory authorities. On June 22, 2000, the shareholders approved an amendment to the stock option plan increasing the maximum number of common shares that may be issued pursuant to options granted under this plan from 3,000,000 to 6,000,000. Options outstanding under the plan expire between five and ten years after the date of grant and vest either immediately or over a period of up to two years.

     In addition, the Company has granted options under certain employment agreements and established certain terms for some options granted under the 1997 Stock Option Plan as follows:

          a) In 1997, options to purchase 1,200,000 common shares were granted to three senior officers. These options have an exercise price of $3.00 per share and expire in 2002. As at December 31, 2000, options to purchase 460,000 common shares are outstanding, all of which are exercisable (1999 - 900,000 outstanding, all of which were exercisable). The employment agreements contained the following provisions:

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

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

               iii) In the event of termination by the Company without cause, the exercise price on the options would be amended to a nominal value.

          b) The 1997 employment agreements provide that in the event of termination without cause, the exercise price of all options, warrants or rights would be amended to a nominal value. At December 31, 2000, options to purchase 2,062,000 (1999 - 1,812,000) common shares with a weighted average exercise price of $18.02 (1999 - $10.84) and 100,000 (1999 - 140,000) warrants with a weighted average exercise price of CA$5.00 (1999 - $4.64) were subject to this provision, of which 1,312,000 options and 100,000 warrants were exercisable (1999 - 1,182,000 options and 140,000 warrants).

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

               During 2000, 20,000 (1999 - 287,000) of these options were exercised and immediately reloaded at the then current market price. As at December 31, 2000, options subject to this provision, all of which are exercisable, are as follows:

                                                              Number of
                    Exercise price                              options
                                 $                          outstanding

                             16.13                              282,000(1)
                             24.56                                5,000(1)
                             47.00                               20,000(1)
                                                       ----------------

                                                                307,000
                                                       ----------------

          (1)  These options may be reloaded one more time.

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

d)   Details of stock options are as follows:


                                           United States dollar exercise price          Canadian dollar exercise price
                                          --------------------------------------- ---------------------------------------

                                                                      Weighted                                Weighted
                                                                       average                                 average
                                                                exercise price                          exercise price
                                                Number of            per share           Number of           per share
                                                  options                    $             options                 CA$
     Balance - December 31, 1997                 1,571,000                3.00             360,000                2.08

     Granted                                       105,000                5.78                  --                  --
     Expired                                       (10,000)               3.00                  --                  --
                                          ----------------------------------------------------------------------------

     Balance - December 31, 1998                 1,666,000                3.18             360,000                2.08

     Granted                                     1,028,000               19.81                  --                  --
     Expired                                        (1,000)               3.00                  --                  --
     Exercised                                    (636,000)               3.13            (300,000)               2.00
                                          ----------------------------------------------------------------------------

     Balance - December 31, 1999                 2,057,000               11.49              60,000                2.50

     Granted                                     1,398,000               25.60                  --                  --
     Expired                                        (3,500)              29.96                  --                  --
     Exercised                                    (518,500)               3.24             (60,000)               2.50
                                          ----------------------------------------------------------------------------

     Balance - December 31, 2000                 2,933,000               19.66                  --                  --
                                          ----------------------------------------------------------------------------

     The following table summarizes information concerning currently outstanding options:

                                                                                                       Weighted
                                                                                                        average
                                                                    Number of           Number of      remaining
                                          Exercise price              options             options    contractual
                                                       $          outstanding         exercisable           life

                                                    3.00             476,000             476,000       1.3 years
                                                    5.56              37,000              37,000       2.2 years
                                                    9.75              65,000              32,500       3.3 years
                                                   12.88             327,500             327,500       3.0 years
                                                   16.13             282,000             282,000       1.3 years
                                                   24.56               5,000               5,000       1.3 years
                                                   25.25           1,369,750                  --       9.6 years
                                                   31.25             343,250             171,625       3.9 years
                                                   32.38               7,500                  --       9.7 years
                                                   47.00              20,000              20,000       1.3 years
                                                            ------------------------------------

                                                                   2,933,000           1,351,625
                                                            ------------------------------------

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

     The following table summarizes the weighted average grant-date fair value per share for options granted:

                                                                                                                    Weighted
                                                                                                                     average
                                                                                                                  grant-date
                                                                                                                  fair value
                                                                                            Number of              per share
                                                                                              options                      $
           1998
           Exercise price per share less than market price per share                           100,000                  5.22
           Exercise price per share equal to market price per share                              5,000                  5.60

           1999
           Exercise price per share equal to market price per share                          1,028,000                 11.60

           2000
           Exercise price per share equal to market price per share                          1,398,000                 22.78

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: dividend yield of nil, risk-free interest rate of 5.18%, 5.58% and 4.85% respectively, expected volatility of 95%, 80%, 77% to 85% respectively, and expected lives of 9.9,
     3.44 and 5.0 years respectively.

     Details of warrants are as follows:

                                                 United States dollar exercise price          Canadian dollar exercise price
                                                --------------------------------------- ---------------------------------------

                                                                            Weighted                                Weighted
                                                                             average                                 average
                                                                      exercise price                          exercise price
                                                      Number of            per share           Number of           per share
                                                       warrants                    $            warrants                 CA$

           Balance - December 31, 1997                   331,023                6.58             220,000                5.69

           Exercised                                     (10,256)               6.50             (60,000)               9.46
           Expired                                       (13,500)               6.60                  --                  --
                                                ----------------------------------------------------------------------------

           Balance - December 31, 1998                   307,267                6.58             160,000                4.28

           Exercised                                      (7,692)               6.50             (20,000)               1.75
                                                ----------------------------------------------------------------------------

           Balance - December 31, 1999                   299,575                6.58             140,000                4.64

           Exercised                                     (30,769)               6.50             (40,000)               3.75
                                                ----------------------------------------------------------------------------

           Balance - December 31, 2000                   268,806                6.59             100,000                5.00
                                                ----------------------------------------------------------------------------

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

      The following table summarizes information regarding currently outstanding warrants:

                                                                                     Number of            Weighted
                                                                                      warrants             average
                                                                  Exercise         outstanding           remaining
                                                                     price                 and         contractual
                                                                         $         exercisable                life

                                                                    CA5.00             100,000            0.7 year
                                                                      6.50              28,206            1.8 years
                                                                      6.60             240,600            0.8 year
                                                                              ----------------

                                                                                       368,806
                                                                              ----------------

     The warrants expire at various dates to October 24, 2002.


11.  Other disclosures

     Contract advance

     Pursuant to an exclusive, worldwide assembly and marketing agreement, the Company received a non-interest-bearing advance of $500,000. On April 1, 1998, the agreement was replaced with an exclusive assembly agreement which terminated on December 31, 2000. The remaining balance of the advance at December 31, 1999 of $250,000 was repaid on December 31, 2000.

     Research and development expenses

     Research and development expenses comprise:

                                                                          2000                   1999                   1998
                                                                             $                      $                      $
                                                                                                                    (note 2)

           Gross research and development expenses                    1,057,579                960,440               324,868
           Refundable tax credits                                       (79,361)              (250,046)             (114,494)
           Non-refundable tax credits realizable against
                future income taxes related to:
                Current year expenditures                               (65,539)              (171,473)                   --
                Prior years' expenditures not previously
                      recognized                                             --               (318,965)                   --
                                                               -------------------------------------------------------------

                                                                        912,679                219,956               210,374
                                                               -------------------------------------------------------------

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

     Commitments

     The Company has entered into operating leases for its premises and certain office equipment. The minimum amounts payable for each of the next five years, excluding the Company's proportionate share of common operating costs, are as follows:

                                                                        $

                2001                                               599,360
                2002                                               598,706
                2003                                               341,710
                2004                                               171,656
                2005                                                76,688
                                                          ----------------

                                                                 1,788,120
                                                          ----------------

     Contingency

     In each of 1995 and 1996, the Company received demand letters from the same claimant alleging patent infringement. In June 1999, this same claimant filed a civil action alleging patent infringement in the United States District Court for the District of Utah against the Company and PSC Inc., one of the Company's suppliers. In addition, a similar suit has been filed in the State of Utah against one of the Company's customers. At the Company's expense, the Company's legal counsel is defending this suit. The Company is also retroactively bound to indemnify the customer for any damages it incurs in connection with such suit. The Company also received a lawyer's letter from another party in 1999 alleging infringement of another patent. The Company believes these claims to be without merit and intends to vigorously defend its position. Consequently, no provision has been made in these financial statements with respect to the above claims.


12.  Income taxes

     The provision for (recovery of) income taxes is composed of the following:

                                                                          2000                   1999                   1998
                                                                             $                      $                      $
                                                                                                                    (note 2)

           Future, before undernoted item                             2,972,239                 65,758                    --
                Benefit of prior years' non-capital
                      losses not previously recognized                       --             (3,597,341)                   --
                                                               -------------------------------------------------------------

                                                                      2,972,239             (3,531,583)                   --
                                                               -------------------------------------------------------------

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

The reconciliation of the combined Canadian federal and Quebec provincial income tax rate to the income tax recovery is as follows:


                                                                          2000                   1999                   1998
                                                                             $                      $                      $
                                                                                                                    (note 2)
           Earnings (loss) before income taxes                        7,767,316                120,185            (3,910,764)
                                                               -------------------------------------------------------------

           Combined Canadian federal and Quebec
                provincial income taxes at 38%                        2,951,580                 45,670            (1,486,090)
           Change in valuation allowance                                     --             (3,597,341)            1,475,785
           Other                                                         20,659                 20,088                10,305
                                                               -------------------------------------------------------------

                                                                      2,972,239             (3,531,583)                   --
                                                               -------------------------------------------------------------

      The future income tax balances are summarized as follows:

                                                                                                 2000                   1999
                                                                                                    $                      $

           Future income tax assets
                Non-refundable research and development tax credits
                      (net of related income taxes)                                            452,525               310,201
                Non-capital losses                                                             656,698             3,178,481
                Share issue costs                                                            1,938,971               811,184
                Research and development expenses                                              779,075               729,146
                Capital assets                                                                  55,676                96,013
                                                                                      --------------------------------------

           Total future income tax assets                                                    3,882,945             5,125,025
                                                                                      --------------------------------------

           Presented as:
                Current                                                                      2,420,718             3,012,997
                                                                                      --------------------------------------

                Long-term                                                                    1,462,227             2,112,028
                                                                                      --------------------------------------

     As at December 31, 2000, for Canadian federal and Quebec provincial income tax purposes, ___ the Company has non-capital ___ loss ___ carryforwards of approximately CA$1,431,000 and CA$5,974,000 respectively which can be carried forward to reduce future taxable income and which expire as follows:

                                                                                              Federal                 Quebec
                                                                                                  CA$                    CA$

           2005                                                                                730,000             4,877,000
           2006                                                                                701,000             1,097,000

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

     Certain eligible scientific research and experimental development expenditures incurred by the Company may be deferred and deducted in future years. These unclaimed deductions, which can be carried forward indefinitely, amounted to CA$3,227,703 for Canadian federal purposes and CA$3,362,836 for Quebec provincial purposes as at December 31, 2000.

     As at December 31, 2000, the Company has non-refundable research and development tax credits of CA$836,000 which can be carried forward to reduce Canadian federal income taxes payable and expire in various years until 2010.

     The future tax benefits of these carryforwards and tax credits have been recognized in the financial statements.

     The  carryforwards  and the tax  credits  claimed are subject to review and
     possible   adjustment  by  the  Canadian  federal  and  Quebec   provincial
     government authorities.


 13. Segmented information

     Substantially all of the Company's revenue is derived from sales to supermarket retailers located in the United States and is denominated in U.S. dollars. Substantially all of the Company's long-lived assets are located in Canada.

     Major customers

     Sales to major customers (customers from which 10% or more of total revenue is derived during the specified period) are summarized as follows:

                                               2000                   1999                   1998
                                                  $                      $                      $
                                                                                         (note 2)
           Customer 1                     27,903,357             15,909,477             4,035,080
           Customer 2                      9,887,156                    N/A                   N/A
           Customer 3                      9,852,775              8,267,126               725,420


 14. Financial instruments

     Credit risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, short-term investments and accounts receivable. Cash is maintained with a high-credit quality financial institution. Short-term investments consist of short-term discounted notes issued by high-credit quality corporations. For accounts receivable, the Company performs periodic credit evaluations and typically does not require collateral. Allowances are maintained for potential credit losses consistent with the credit risk, historical trends and other information.

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

     Interest rate risk

     The Company's exposure to interest rate risk is as follows:

           Cash                                                                                 Non-interest bearing
           Short-term investments                                                                Fixed interest rate
           Accounts receivable                                                                  Non-interest bearing
           Tax credits receivable                                                               Non-interest bearing
           Accounts payable and accrued liabilities                                             Non-interest bearing

     Short-term investments

     Short-term investments consist of the following:

                                                                                                 2000                   1999
                                                                                                    $                      $

           Short-term discounted notes denominated in U.S. dollars with a weighted average effective yield of 6.5% (1999 - 5.8%), maturing between January 26, 2001 and November 15, 2001 (1999 -
                matured on April 3, 2000)                                                   71,141,910             4,354,219
           Short-term discounted notes denominated in Canadian dollars with an
                effective yield of 5.1%, matured on March 7 and 14, 2000                            --            20,282,387
                                                                                      --------------------------------------

                                                                                            71,141,910            24,636,606
                                                                                      --------------------------------------

      Fair value

      Due to their short-term maturities, the carrying values of cash, accounts receivable, tax credits receivable, and accounts payable and accrued liabilities are reasonable estimates of their fair values.

      The fair value of short-term investments as at December 31, 2000 amounted to approximately $72,346,000 (1999 - $24,637,000).


  15. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP

      These financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") that conform, in all material respects, with generally accepted accounting principles in the United States ("U.S. GAAP") during the periods presented, except with respect to the following:

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

      New accounting standards

      SFAS 133, as amended by SFAS 137 and 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded for each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company expects the impacts of the above to be insignificant.

      In September 2000, FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140, which replaces SFAS 125, revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. SFAS 140 is effective for securitizations and other transfers occurring after March 31, 2001. The Company expects the impacts of this new standard to be insignificant.

      Accounting for stock-based compensation

      For stock-based compensation plans with employees, the Company has chosen to use the intrinsic value method which requires compensation costs to be recognized on the difference, if any, between the quoted market price of the stock as at the grant date and the amount the individual must pay to acquire the stock. Certain of the Company's stock options are variable because the exercise price is not known until the options are exercised. As a result, compensation cost is measured on the date the options are exercised.

      If the fair value-based accounting method under SFAS No. 123 had been used to account for stock-based compensation costs relating to options and warrants issued to employees, the net income figures and related earnings per share figures under U.S. GAAP would be as follows for the years ended December 31, 2000, 1999 and 1998:

                                                                          2000              1999                1998
                                                                             $                 $                   $
           Net loss for the year in accordance with U.S.
                GAAP                                                (11,466,047)       (1,629,811)        (5,685,587)
           Basic and diluted net loss per common share in
                accordance with U.S. GAAP                                 (0.87)            (0.17)             (0.76)

      Change in reporting currency

      In 1998, the Company adopted the U.S. dollar as its reporting currency. Under U.S. GAAP, the financial statements, including prior years, are translated according to the current rate method. Under Canadian GAAP, at the time of change in reporting currency, the historical financial statements are presented using a translation of convenience.

      Under Canadian GAAP, the statement of operations for the year ended December 31, 1998 was translated into U.S. dollars using an exchange rate of US$1.00 = CA$1.5333. Under U.S. GAAP, revenues and expenses would be translated at exchange rates prevailing at the respective transaction dates. The average exchange rate for the year ended December 31, 1998 was US$1.00 = CA$1.4835.

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(express in U.S. dollars)

      Net earnings (loss) per share

      Under U.S. GAAP, diluted net earnings (loss) per share is calculated based on the weighted average number of shares outstanding during the year, plus the effects of potential common shares, such as options and warrants outstanding during the year. This method requires that diluted net earnings (loss) per share be calculated using the treasury stock method, as if all potential common shares had been exercised at the beginning of the reporting period, or period of issue, as the case may be, and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of the common shares during the period.

      Foreign exchange gain (loss)

      Selling, general and administrative expenses include foreign exchange gains (losses) amounting to $1,507,340, $(104,002) and $632,317 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Reconciliation of net earnings (loss) to conform with U.S. GAAP

      The following summary sets out the material adjustments to the Company's reported net earnings (loss) and net earnings (loss) per common share which would be made to conform with U.S. GAAP.

                                                                          2000                   1999                   1998
                                                                             $                      $                      $
           Net earnings (loss) for the year in accordance
                with Canadian GAAP                                    4,795,077              3,651,768            (3,910,764)
           Stock-based compensation costs                           (18,900,560)            (9,227,197)          (12,371,637)
           Change in reporting currency                                      --                     --              (120,255)
                                                               -------------------------------------------------------------

           Net loss for the year in accordance with U.S.
                GAAP                                                (14,105,483)            (5,575,429)          (16,402,656)

           Other comprehensive income (loss)
                Foreign currency translation adjustments             (2,136,533)               652,062              (690,003)
                                                               -------------------------------------------------------------

           Comprehensive loss                                       (16,242,016)            (4,923,367)          (17,092,659)
                                                               -------------------------------------------------------------

           Basic and diluted net loss per common share in
                accordance with U.S. GAAP                                 (1.08)                 (0.57)                (2.20)
                                                               -------------------------------------------------------------

     Balance sheet

     Loans receivable

      Under U.S. GAAP, loans provided in exchange for shares issued are required to be reflected as an offset to shareholders' equity.

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

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

      As a result of the above adjustments to net earnings (loss), loans receivable and share issue costs, differences with respect to the balance sheet under U.S. GAAP are as follows:

      Share capital

                                                                                 2000                   1999
                                                                                    $                      $
      Share capital in accordance with Canadian GAAP                       107,050,914            44,657,833
      Stock-based compensation costs on options exercised
           Current year                                                     24,519,022            15,111,792
           Cumulative effect of prior years                                 15,111,792                    --
      Change in reporting currency                                           2,587,999             2,587,999
      Loan receivable                                                               --               (14,953)
                                                                       -------------------------------------

      Share capital in accordance with U.S. GAAP                           149,269,727            62,342,671
                                                                       -------------------------------------

      Other capital

                                                                                 2000                   1999
                                                                                    $                      $

      Other capital in accordance with Canadian GAAP                             9,684                20,559
      Stock-based compensation costs
           Current year                                                     18,900,560             9,227,197
           Cumulative effect of prior years                                 27,034,487            17,807,290
           Stock-based compensation costs on options exercised
                Current year                                               (24,519,022)          (15,111,792)
                Cumulative effect of prior years                           (15,111,792)                   --
      Change in reporting currency                                             968,350               968,350
                                                                       -------------------------------------

      Other capital in accordance with U.S. GAAP                             7,282,267            12,911,604
                                                                       -------------------------------------

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

      Deficit

                                                                                 2000                   1999
                                                                                    $                      $
      Deficit in accordance with Canadian GAAP                                (830,545)           (5,625,622)
      Share issue costs                                                       (833,919)             (833,919)
      Stock-based compensation costs
           Current year                                                    (18,900,560)           (9,227,197)
           Cumulative effect of prior years                                (27,034,487)          (17,807,290)
      Change in reporting currency                                          (1,188,668)           (1,188,668)
                                                                    ----------------------------------------

      Deficit in accordance with U.S. GAAP                                 (48,788,179)          (34,682,696)
                                                                    ----------------------------------------

      Accumulated other comprehensive income (loss)

      Accumulated other comprehensive income (loss), which results solely from the translation of the financial statements in accordance with the current rate method, is summarized as follows:

                                                                                 2000                   1999
                                                                                    $                      $

           Opening balance                                                    (881,700)           (1,533,762)
           Change during the year                                           (2,136,533)              652,062
                                                                    ----------------------------------------

           Closing balance                                                  (3,018,233)             (881,700)
                                                                    ----------------------------------------

      Shareholders' equity

                                                                                  2000                  1999
                                                                                     $                     $

      Shareholders' equity in accordance with Canadian GAAP                104,745,582            39,704,832
      Loan receivable                                                               --               (14,953)
                                                                    ----------------------------------------

      Shareholders' equity in accordance with U.S. GAAP                    104,745,582            39,689,879
                                                                    ----------------------------------------

Optimal Robotics Corp.
Notes to Consolidated Financial Statements
For each of the years in the three-year period ended December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

      Statement of cash flows

      Under Canadian GAAP, the statement of cash flows for the year ended December 31, 1998 was translated into U.S. dollars using an exchange rate of US$1.00 = CA$1.5333. Under U.S. GAAP, the historical exchange rates on the dates of the cash flow activities would be used. Following is a summary statement of cash flows for 1998 under U.S. GAAP.

                                                                                           $

      Operating activities                                                         (5,130,768)
      Financing activities                                                            325,219
      Investing activities                                                          5,054,858
                                                                             ----------------

      Increase in cash and cash equivalents during the year                           249,309
      Cash and cash equivalents - Beginning of year                                   289,181
                                                                             ----------------

      Cash and cash equivalents - End of year                                         538,490
                                                                             ----------------


  16. Subsequent events

      On February 5, 2001, the Company issued 50,000 common shares pursuant to the exercise of warrants at an exercise price of $6.60 per share, for total gross cash proceeds of $330,000. In addition, in January 2001, the Company issued 14,000 common shares pursuant to the exercise of options at a weighted average exercise price of $4.62 per share for gross cash proceeds of $64,688.


  17. Comparative figures

      Certain comparative figures have been reclassified in order to comply with the basis of presentation adopted in the current year.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The names, ages and positions of our directors and officers at December 31, 2000, are as follows:

  Name                              Age  Position
Neil S. Wechsler................    34   Co-Chairman, Chief Executive Officer and Director
Holden L. Ostrin................    40   Co-Chairman and Director
Henry M. Karp...................    46   President, Chief Operating Officer and Director
Gary S. Wechsler, C.A. .........    42   Treasurer and Chief Financial Officer
Ike Tamigian....................    41   Senior Vice-President and Chief Technology Officer
Elliot Brenhouse................    47   Senior Vice-President and General Manager
Leon P. Garfinkle...............    40   Senior Vice-President, General Counsel, Secretary and
                                         Director
O. Bradley McKenna, C.A.........    50   Vice President, Administration and Human Resources
Charles Morris..................    43   Vice-President, Software Development
Frank Alcaraz...................    52   Vice-President, Operations
Catherine Rotiroti..............    42   Vice-President, Project Management
Martin J. Reiss.................    46   Vice-President, Sales
James S. Gertler................    33   Director
Thomas D. Murphy................    47   Director

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

     Holden L. Ostrin has been a director of Optimal since June 1996. Mr. Ostrin was Vice Chairman from June 1996 through June 1999, at which time Mr. Ostrin and Mr. N. Wechsler each became Co-Chairman. From May 1995 to May 1996, Mr. Ostrin was an independent business consultant. Prior to April 1995, Mr. Ostrin was Vice President and Director of CIBC Wood Gundy Securities Inc., a Canadian investment dealer. Mr. Ostrin earned a Bachelor of Arts degree from Boston University in 1982 and a Juris Doctor degree from Boston University School of Law in 1985.

     Henry M. Karp has been a director and the Chief Operating Officer of Optimal since June 1996. Since June 1999, Mr. Karp has been Optimal's President. From June 1996 through June 1999, Mr. Karp was the Executive Vice President of Optimal, and from December 1994 to May 1996, Mr. Karp was Vice President, Business Development of Optimal. Mr. Karp earned a Bachelor of Arts degree in Economics from McGill University in 1976 and a Master of Business Administration degree from McGill University in 1978.

     Gary S. Wechsler, C.A. has been the Treasurer and Chief Financial Officer of Optimal since May 1994. For over five years until May 1999, Mr. Wechsler was a partner of Victor & Gold, a Montreal-based accounting firm. Mr. Wechsler continues to act as a consulting partner for Victor & Gold. Mr. Wechsler earned a Bachelor of Commerce degree from McGill University in 1980. Mr. Wechsler obtained his Chartered Accountant designation in 1983. Neil S. Wechsler and Gary
S. Wechsler are brothers.

     Ike Tamigian has been the Senior Vice-President and Chief Technology Officer of Optimal since June 2000. From June 1998 to June 2000, Mr. Tamigian was Vice-President, Software Development of Optimal. From June 1995 to June 1998, Mr. Tamigian was Director of Software Development of Optimal. Prior to June 1995, Mr. Tamigian was the Senior Design Engineer/Microprocessors and Microcontroller-

Based Systems at Centrodyne Inc. for more than four years. Mr. Tamigian earned a Bachelor of Electrical Engineering degree from McGill University in 1987.

     Elliot Brenhouse has been Senior Vice-President and General Manager of Optimal since June 2000. From June 1998 to June 2000, Mr. Brenhouse was a Vice President of Optimal. Prior to June 1998, Mr. Brenhouse held various managerial positions with the aerospace division of AlliedSignal Canada Inc. for more than five years. Mr. Brenhouse earned a Bachelor of Electrical Engineering degree from McGill University in 1976.

     Leon P. Garfinkle has been a director of Optimal since June 1996 and has been Senior Vice-President, General Counsel and Secretary of Optimal since July 2000. Prior to July 2000, Mr. Garfinkle was a partner with the law firm of Goodman Phillips & Vineberg, in Montreal, Quebec. Mr. Garfinkle earned a Bachelor of Commerce degree from McGill University in 1982, a Bachelor of Laws degree from the University of Toronto in 1985 and a Bachelor of Laws degree from the University of Montreal in 1986.

     O. Bradley McKenna, C.A. has been the Vice-President, Administration and Human Resources of Optimal since June 1999. From March 1994 until June 1999, Mr. McKenna was the Controller of Optimal. Mr. McKenna earned a Bachelor of Commerce degree from Loyola College in 1973 and a Master of Business Administration degree from McGill University in 1975. Mr. McKenna obtained his Chartered Accountant designation in 1978.

     Charles Morris has been Vice-President, Software Development of Optimal since June 2000. From June 1998 to June 2000, Mr. Morris was Director of Software Development of Optimal. Prior to June 1998, Mr. Morris was Manager of Software Development of Optimal. Prior to August 1996, Mr. Morris was a software consultant. Mr. Morris earned a Bachelor of Science degree in Mathematics and Computer Science from McGill University in 1979, a Bachelor of Theology degree from McGill University in 1984 and a Master of Divinity from the Montreal Diocesan Theological College in 1985.

     Frank Alcaraz has been Vice-President, Operations of Optimal since June 2000. From November 1998 to June 2000, Mr. Alcaraz was Director of Cost and Quality Control of Optimal. Prior to November 1998, Mr. Alcaraz was Product Costing/Program Manager with the aerospace division of AlliedSignal Canada Inc. for more than five years. Mr. Alcaraz earned a Bachelor of Mechanical Engineering degree from Concordia University in 1968 and a Bachelor of Commerce degree from Concordia University in 1974.

     Catherine Rotiroti has been Vice-President, Project Management of Optimal since September 2000. From June 1997 to September 2000, Ms. Rotiroti was Director of Project Management of Optimal. Prior to June 1997, Ms. Rotiroti was Director MIS of Cumberland Pharmacies. Ms. Rotiroti earned a Bachelor of Arts degree in Mathematics and Computer Science from Concordia University in 1980.

     Martin J. Reiss has been Vice-President, Sales of Optimal since July 2000. Prior to July 2000, Mr Reiss was a Sales Director of PSC, Inc. Mr. Reiss earned a Bachelor of Science degree in Economics from University of Georgia in 1977.

     James S. Gertler has been a director of Optimal since November 1997. Since January 1996, Mr. Gertler has been Vice President of Corporate Development of Applied Graphics Technologies, Inc. Since May 1993, he has also been the Vice President of Corporate Development for Daily News, L.P. and U.S. News and World Report, L.P. Mr. Gertler earned a Bachelor of Science degree in Economics from the Wharton School of the University of Pennsylvania in 1988 and a Master of Business Administration degree from Harvard University in 1992.

     Thomas D. Murphy is the president of Peak Tech Consulting, a firm that specializes in information technology management and related benefit realization. Prior to January 2000, Mr. Murphy was Vice President, Information Technology of Kroger Co. Mr. Murphy earned a Bachelor of Arts degree in Education and Sciences from Western State College, Colorado in 1976.

     As at the time of the 2000 annual and special meeting of shareholders, the number of directors of Optimal was set at five, divided into three classes, the first class consisting of one director and the second and third classes consisting of two directors each. At the 1998 annual meeting of our shareholders, Messrs. Karp and Garfinkle, as members of a single class of directors, were elected to hold office until the close of the 2001 annual meeting of shareholders; at the 1999 annual meeting of shareholders, Messrs. Ostrin and Gertler, as members of a single class of directors, were elected to hold office until the close of the 2002 annual meeting of shareholders; and at the 2000 annual and special meeting of shareholders, Mr. N. Wechsler, as sole member of a class of directors, was elected to hold office until the close of the 2003 annual meeting of shareholders. In July 2000, the number of directors was increased to six and Mr. Murphy was appointed as a director to hold office until the close of the 2001 annual meeting of shareholders.

     Pursuant to their employment agreements, each of Messrs. N. Wechsler, Karp and Ostrin must be nominated by Optimal for election as a director. See Item 11--"Executive Compensation."

     Executive officers of Optimal are appointed annually by the Board of Directors and serve until their successors are duly appointed and qualified.

Audit Committee

     The Audit Committee of the Board of Directors performs services related to the completion of the audit of our financial statements. The Audit Committee has responsibility for, among other things, (i) reviewing the scope and results of the audit with the independent auditors, (ii) reviewing with management and the independent auditors our financial statements, (iii) considering the adequacy of our internal accounting, bookkeeping and control procedures, and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effects of such performance on the auditors' independence. The members of the Audit Committee are Messrs. Ostrin, Gertler and Murphy.

Item 11. EXECUTIVE COMPENSATION

Compensation

     The compensation paid to the Chief Executive Officer and the two other executive officers of our Company (collectively, the "Named Executive Officers"), for each of the three most recently completed fiscal years is set forth in the following table.

-----------------------------------------------------------------------------------------------------
                                                    Annual                       Long Term
                                               Compensation ($)                 Compensation
-----------------------------------------------------------------------------------------------------
                                                                             Shares Underlying
      Name and Position        Year      Salary(1)         Bonus(1)               Options
-----------------------------------------------------------------------------------------------------
Neil S. Wechsler               2000      252,491          73,559                  250,000
-----------------------------------------------------------------------------------------------------
   Co-Chairman and             1999      123,166          30,791                  284,000(2)
-----------------------------------------------------------------------------------------------------
   Chief Executive Officer     1998      123,348          30,837                       --
-----------------------------------------------------------------------------------------------------

Holden L. Ostrin               2000      252,491          73,559                  250,000
-----------------------------------------------------------------------------------------------------
   Co-Chairman                 1999      123,166          30,791                  284,000(2)
-----------------------------------------------------------------------------------------------------
                               1998      123,348          30,837                       --
-----------------------------------------------------------------------------------------------------

Henry M. Karp                  2000      252,491          73,559                  250,000
-----------------------------------------------------------------------------------------------------
   President and               1999      123,166          30,791                  284,000(2)
-----------------------------------------------------------------------------------------------------
   Chief Operating Officer     1998      123,348          30,837                       --
-----------------------------------------------------------------------------------------------------

(1) We pay salaries and bonuses in Canadian dollars. The respective average exchange rates for 1998, 1999 and 2000 were used to convert these salaries into dollars: US$1.00=Cdn.$1.4836 (1998); US$1.00=Cdn.$1.4858 (1999) and
     US$1.00=Cdn.$1.4852  (2000).
(2) Includes 94,000 common shares issuable pursuant to the automatic replacement ("reload") feature of an option granted in 1997 and exercised in 1999. See footnote (3) under Item 12--"Security Ownership of Certain Beneficial Owners and Management."

     Option Grants in 2000

     The following table provides information regarding options granted to the Named Executive Officers during 2000:

---------------------------------------------------------------------------------------------------------
                                                                             Potential Realizable
                                                                               Value at Assumed
                                                                            Annual Rates of Stock
                                        Individual Grants                 Price Appreciation ($) (1)
---------------------------------------------------------------------------------------------------------
                                      Percent of
                                         Total
                         Shares     Options Granted   Exercise
                       Underlying   to Employees in     Price    Expiration
Name                    Options          1999            ($)        Date         5%              10%
---------------------------------------------------------------------------------------------------------
Neil S. Wechsler         250,000         18.2           25.25     29/7/10     3,969,897        10,060,499
---------------------------------------------------------------------------------------------------------

Holden L. Ostrin         250,000         18.2           25.25     29/7/10     3,969,897        10,060,499
---------------------------------------------------------------------------------------------------------

Henry M. Karp            250,000         18.2           25.25     29/7/10     3,969,897        10,060,499
---------------------------------------------------------------------------------------------------------

(1) The dollar amounts under these columns represent the potential realizable value of each option granted assuming that the market price of the common shares appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of the common shares.

     Aggregated Option and Warrant Exercises in 2000 and Year-end Option and Warrant Values

     The following table provides information regarding option exercises by the Named Executive Officers in 2000 and the amount and value of the Named Executive Officers' exercised and unexercised options and warrants as of December 31, 2000. Between January 1, 2000 and December 31, 2000, each of the Named Executive Officers exercised options and sold their shares at a price per share of $39.00.


 -------------------------------------------------------------------------------------------------------------
                                                 Number of Shares Underlying         Value of Unexercised
                                                   Unexercised Options and           In-the-Money Options
                             Option Exercises            Warrants                       And Warrants ($)
 -------------------------------------------------------------------------------------------------------------
                         Common
                         Shares       Value
 Name                   Acquired  Realized ($)    Exercisable   Unexercisable    Exercisable     Unexercisable
 -------------------------------------------------------------------------------------------------------------
 Neil S. Wechsler       200,000    6,771,000(1)    289,000(2)      345,000        4,695,472          3,216,735
 -------------------------------------------------------------------------------------------------------------
 Holden L. Ostrin       200,000    6,771,000(1)    389,000(2)      345,000        8,853,602          3,216,735
 -------------------------------------------------------------------------------------------------------------
 Henry M. Karp          140,000    4,832,803(1)    449,000(2)      345,000       10,724,037          3,216,735
 -------------------------------------------------------------------------------------------------------------

(1) All of the common shares acquired were sold pursuant to a prospectus dated March 28, 2000. The value realized upon the exercise has been determined net of the related underwriting discount.

(2) Does not include an additional 94,000 common shares issuable pursuant to the reload feature of an option granted in 1997. See footnote (3) under
     Item 12--"Security Ownership of Certain Beneficial Owners and Management."

     Executive Employment Agreements

     We have entered into employment agreements with each of the Named Executive Officers. The agreements, the terms of which are identical, were entered into as of May 5, 1997 and amended as of January 5, 1999. They were designed to assure us of the continued employment of each officer in his respective executive positions with our company.

     Under the terms of these agreements, each officer receives a minimum annual salary and an annual bonus in an amount not less than 25% of the salary then in effect. Additional bonuses may also be paid in whatever amounts and at whatever times as determined by our Board of Directors.

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

     The agreements provide that we will pay or reimburse the officer for the premiums for a life and disability term insurance policy with a minimum coverage of $1,000,000. The agreements also provide for the forgiveness of indebtedness of the officer if he leaves the employment of our company for any reason. See
Item 13-- "Certain Relationships and Related Transactions."

     In the event of the sale of all or substantially all of our assets or the acquisition by any person of outstanding shares of our company representing more than 50% of the votes attached to all of our outstanding voting shares at any time during the term of the agreement or within 12 months thereafter (unless the officer has had his employment terminated for cause), the officer will be entitled to a bonus in an amount not less than the aggregate of his then-current salary and bonus, and the term insurance, for which we have been reimbursing premiums will be converted to a whole life insurance policy and we will pay the entire cost of the premium for that whole life insurance policy. In addition, in each such circumstance, the exercise price of all options, warrants and rights to purchase common shares which are held by the officer shall, subject to regulatory approval, be reduced to Cdn.$1.00 in the aggregate.

     If the officer's services are terminated other than for cause or death or disability, or in the event that the officer terminates his employment with our company for good reason (as defined in the agreements) within six months of a change of control (as defined in the agreements), (i) we will pay to the officer an amount equal to five times the sum of (a) the highest salary paid to him during the term and (b) the highest aggregate bonuses paid to him during any year during the term, and (ii) the exercise price of all options, warrants and rights held by the officer to purchase common shares shall be reduced to Cdn.$1.00 in the aggregate and all of such options shall become immediately exercisable and will expire within 90 days of the termination of the covered officer's employment with our company.

     The agreements each contain a covenant on the part of the officer not to compete with our company for a period of 24 months following the date upon which he ceases to be an employee of our company.

Compensation of Directors

     In July 2000, options to purchase 25,000 common shares at an exercise price of $25.25 per share were granted to each of Messrs. Murphy and Gertler, being our two non-executive directors. These options become exercisable as to 50% of the underlying shares on July 29, 2001 and will become exercisable as to the remaining 50% of the underlying shares on July 29, 2002. These options expire on July 29, 2010.

Options to Purchase Securities

     On February 7, 1997, our Board of Directors adopted a share option plan known as the 1997 Stock Option Plan (as amended, the "1997 Plan").

     Pursuant to the provisions of the 1997 Plan, we may grant options to purchase common shares to our full-time employees or directors. Options may be granted for a term of up to 10 years and the term during which such options may be exercised will be determined by our Board of Directors at the time of each grant of options. The conditions of vesting and exercise of the options and the option price will be established by our Board of Directors when such options are granted and the option price shall not involve a discount greater than that permitted by law and by the regulations, rules and policies of the securities regulatory authorities to which we may then be subject.

     Options granted under the 1997 Plan cannot be assigned or transferred, except by will or by the laws of descent and distribution of the domicile of the deceased optionee. Upon an optionee's employment with our company being terminated for cause or upon an optionee being removed from office as a director or becoming disqualified from being a director by law, any option or the unexercised portion thereof shall terminate forthwith. If an optionee's employment with our company is terminated otherwise than by reason of death or termination for cause, or if any optionee ceases to be a director other than by reason of death, removal or disqualification by law, any option or the unexercised portion thereof may be exercised by the optionee for that number of shares only which he was entitled to acquire under the option at the time of such termination or cessation, provided that such option shall only be exercisable within 90 days after such termination or cessation or prior to the expiration of the term of the option, whichever occurs earlier. If an optionee dies while employed by our company or while serving as a director, any option or the unexercised portion thereof may be exercised by the person to whom the option is transferred by will or the laws of descent and distribution for that number of shares only which the optionee was entitled to acquire under the option at the time of death, provided that such option shall only be exercisable within 180 days following the date of death or prior to the expiration of the term of the option, whichever occurs earlier.

     On June 22, 2000, the shareholders approved an amendment to the stock option plan increasing the maximum number of common shares that may be issued pursuant to options granted under this plan from 3,000,000 to 6,000,000.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The following table sets forth, as of January 31, 2001, certain information regarding the ownership of the common shares by (i) each person known to us to be a beneficial owner of more than 5% of the common shares of Optimal, (ii) each director and Named Executive Officer of Optimal and (iii) all directors and officers of Optimal as a group.

                                                      Number and Nature
                                                             of
                                                         Beneficial
Name of Beneficial Owner                                 Ownership         Percent(1)
------------------------                              -----------------    ----------
Neil S. Wechsler...................................     608,000(2)(3)        4.44%
Henry M. Karp......................................     593,000(3)(5)        4.33%
Holden L. Ostrin...................................     589,000(3)(4)        4.30%
St. Denis J. Villere & Company.....................     759,800(6)           5.54%
Arbor Capital Management...........................     695,900(7)           5.07%
J. P. Morgan Chase & Co. ..........................     688,525(8)           5.02%
Leon P. Garfinkle..................................      32,000(3)(9)          *
James S. Gertler...................................      30,000(10)            *
Thomas D. Murphy...................................           0(11)            *
All directors and officers as a group (14 people)..   2,168,200(3)(12)      15.81%

  *  less than one percent (1%)

(1)  Assumes  no  issuance  of  common  shares   reserved  for  issuance   under
     outstanding options and warrants, except for those held by the director or officer.

(2) Excludes unvested options to purchase 295,000 common shares. Mr. Wechsler holds vested options to purchase 433,000 common shares.

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

(4) Excludes unvested options to purchase 295,000 common shares. Mr. Ostrin holds vested warrants to purchase 100,000 common shares and vested options to purchase 433,000 common shares.

(5) Excludes unvested options to purchase 295,000 common shares. Mr. Karp holds vested options to purchase 593,000 common shares.

(6) The address of this beneficial owner is 210 Baronne Street, New Orleans, Louisiana 70112. The information in this table is based exclusively on the most recent Schedule 13G/A filed by such beneficial owner with the Commission. We make no representation as to the accuracy or completeness of the information reported.

(7) The address of this beneficial owner is 120 South Sixth Street, Minneapolis, MN 55402. The information in this table is based exclusively on the most recent Schedule 13G/A filed by such beneficial owner with the Commission. We make no representation as to the accuracy or completeness of the information reported.

(8) The address of this beneficial owner is 270 Park Avenue, New York NY 10017. The information in this table is based exclusively on the most recent
     Schedule 13G/A filed by such beneficial owner with the Commission. We make no representation as to the accuracy or completeness of the information reported.

(9) Includes vested options to purchase 32,000 common shares. Excludes unvested options to purchase 35,000 common shares.

(10) Includes vested options to purchase 30,000 common shares. Excludes unvested options to purchase 25,000 common shares.

(11) Excludes unvested options to purchase 25,000 common shares.

(12) Includes vested options, warrants and options vesting within 60 days, to purchase an aggregate of 1,780,000 common shares. Excludes unvested options to purchase 1,385,000 common shares.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Directors and Employees

     The aggregate indebtedness to our company of all employees, officers and directors and former employees, officers and directors is $125,934 which relates to an unsecured home-loan agreement with Holden L. Ostrin, the Co-Chairman of our company. This loan is non-interest bearing and is repayable in annual installments of $11,448 through and including July 1, 2012. The foregoing indebtedness is denominated in Canadian dollars, and has been converted at a rate of US$1.00=Cdn.$1.4849.

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

     Exhibits--Material Contracts

 Exhibit
 Number                                Exhibit
 -------                               -------
  3.1 Certificate and Articles of Continuance (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form F-1, file 333-4950, with the Commission on October 24, 1996)

  3.2 By-laws (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K, File No. 0-28572, filed with the Commission on March 8, 1999)

  3.3      Certificate and Articles of Amendment

  4 Specimen certificate of the common shares (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form 8, File No. 0-28572, filed with the Commission on July 17, 1996)

  10.1 Agreement with International Business Machines, Inc. (incorporated by reference to Exhibit II to the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998)

  10.2 Employment Agreement with Neil S. Wechsler (incorporated by reference to Exhibit I to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998)

  10.3 Amendment to Employment Agreement with Neil S. Wechsler (incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1999, filed with the Commission on March 8, 1999)

  10.5     Employment Agreement with Henry M. Karp (incorporated by reference to
           Exhibit II to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998)

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

  10.8 Amendment to Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1999, filed with the Commission on March 8, 1999)


  21 List of Subsidiaries (incorporated by reference to Exhibit 21 to Form 10-K for the year ended December 31, 1999, filed with the Commission on February 24, 2000)

  23.1    Consent of PricewaterhouseCoopers LLP

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



February 23, 2001                        Optimal Robotics Corp.


                                      By: /s/   NEIL S. WECHSLER
                                          --------------------------------------
                                           Neil S. Wechsler, Chairman
                                           (Principal Executive Officer)


                                      By:/s/   GARY S. WECHSLER
                                         ---------------------------------------
                                         Gary S. Wechsler
                                         (Principal Accounting Officer)



Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



February 23, 2001                     By:/s/   NEIL S. WECHSLER
                                         ---------------------------------------
                                         Neil S. Wechsler, Director



February 23, 2001                     By:/s/   HOLDEN L. OSTRIN
                                         ---------------------------------------
                                          Holden L. Ostrin, Director



February 23, 2001                     By:/s/   HENRY M. KARP
                                        ----------------------------------------
                                        Henry M. Karp, Director



February 23, 2001                     By:/s/   JAMES S. GERTLER
                                        ----------------------------------------
                                         James S. Gertler, Director



February 23, 2001                     By:/s/   LEON P. GARFINKLE
                                         ---------------------------------------
                                         Leon P. Garfinkle, Director



February 23, 2001                     By:/s/  THOMAS D. MURPHY
                                         ---------------------------------------
                                         Thomas D. Murphy, Director