Form 10-Q
period 2001-03-31
OPTIMAL ROBOTICS CORP
filed 2001-04-24
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

Yes  X      No
   -----      -----


At April 17, 2001, the registrant had 13,976,110 Class "A" shares (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

Optimal Robotics Corp.
Interim Consolidated Balance Sheet


(stated in United States dollars, unless otherwise noted)

                                                                    As at           As at
                                                                March 31,    December 31,
                                                                     2001           2000
                                                                        $               $
                                                              (unaudited)
Assets

Current assets
Cash                                                            9,973,018       5,006,982
Short-term investments                                         65,927,691      71,141,910
Accounts receivable
      Trade, net of allowance for doubtful accounts of nil     17,538,033       8,287,492
      Other                                                       897,732       2,197,525
Inventories                                                    19,636,789      16,725,885
Tax credits receivable                                            279,682         323,788
Future income taxes                                               790,472       2,420,718
Prepaid expenses                                                  825,595         327,039
                                                             ----------------------------

                                                              115,869,012     106,431,339

Loans receivable                                                  125,934         125,934

Future income taxes                                             1,462,227       1,462,227

Capital assets                                                  3,761,426       3,253,148
                                                             ----------------------------

                                                              121,218,599     111,272,648
                                                             ============================

Liabilities

Current liabilities
Accounts payable and accrued liabilities                        9,453,223       6,492,371
Deferred revenue                                                2,764,378          34,695
                                                             ----------------------------

                                                               12,217,601       6,527,066
                                                             ----------------------------

Shareholders' Equity

Share capital                                                 108,791,294     107,050,914

Other capital                                                       5,282           9,684

Retained earnings (deficit)                                     1,688,893        (830,545)

Cumulative translation adjustment                              (1,484,471)     (1,484,471)
                                                             ----------------------------

                                                              109,000,998     104,745,582
                                                             ----------------------------

                                                              121,218,599     111,272,648
                                                             ============================

                   The accompanying notes are an integral part of the consolidated financial statements.

Optimal Robotics Corp.
Interim Consolidated Statement of Operations
(Unaudited) For the three months ended March 31,

(stated in United States dollars, unless otherwise noted)


                                                                       2001           2000
                                                                          $              $
Revenues                                                         19,607,998     12,004,159

Cost of sales                                                    12,271,007      9,014,103
                                                                 -------------------------

Gross margin                                                      7,336,991      2,990,056
                                                                 -------------------------

Research and development, net of tax credits                        330,004        110,079
Selling, general, administrative and other expenses               3,417,893      1,886,887
Operating lease expense                                             206,352         81,477
Amortization of capital assets                                      297,675        139,379
Investment income                                                (1,056,511)      (363,325)
                                                                 -------------------------

                                                                  3,195,413      1,854,497
                                                                 -------------------------

Earnings before income taxes                                      4,141,578      1,135,559

Provision for future income taxes                                 1,622,140        434,341
                                                                 -------------------------

Net earnings for the period                                       2,519,438        701,218
                                                                 =========================

Weighted average number of common shares outstanding
Basic                                                            13,807,141     11,455,270
Addition to reflect the impact of dilutive
      potential common shares using the treasury stock method     1,277,064      1,114,286
                                                                 -------------------------

Diluted                                                          15,084,205     12,569,556
                                                                 =========================

Net earnings per common share
Basic                                                                  0.18           0.06
Diluted                                                                0.17           0.06

                   The accompanying notes are an integral part of the consolidated financial statements.

Optimal Robotics Corp.
Interim Consolidated Statement of Retained Earnings (Deficit)
(Unaudited) For the three months ended March 31,

(stated in United States dollars, unless otherwise noted)


                                                           2001            2000
                                                              $               $

Deficit - Beginning of period                          (830,545)     (5,625,622)

Net earnings for the period                           2,519,438         701,218
                                                      -------------------------


Retained earnings (deficit) - End of period           1,688,893      (4,924,404)
                                                      =========================








                   The accompanying notes are an integral part of the consolidated financial statements.

Optimal Robotics Corp.
Interim Consolidated Statement of Cash Flows
(Unaudited) For the three months ended March 31,

(stated in United States dollars, unless otherwise noted)

                                                                       2001          2000
                                                                          $             $
Cash flows provided by (used for)

Operating activities
Net earnings for the period                                       2,519,438       701,218
Items not affecting cash
      Amortization of capital assets                                297,675       139,379
      Unrealized foreign exchange loss                              121,768           912
      Non-refundable tax credits                                   (113,662)         --
      Future income taxes                                         1,622,140       434,341
      Loss on securitization of trade accounts receivable            24,424          --
Change in non-cash operating working capital items
      Increase in trade accounts receivable                     (12,313,872)   (6,282,611)
      Proceeds on securitization of trade accounts receivable     3,038,907          --
      Decrease (increase) in other accounts receivable            1,299,793      (128,578)
      Increase in inventories                                    (2,910,904)   (1,215,753)
      Decrease (increase) in tax credits receivable                  44,106       (96,319)
      Increase in prepaid expenses                                 (498,556)      (96,641)
      Increase in accounts payable and accrued liabilities        2,960,852     3,151,743
      Increase in deferred revenue                                2,729,683       179,421
                                                                 ------------------------

                                                                 (1,178,208)   (3,212,888)
                                                                 ------------------------

Financing activities
Advance from broker                                                    --       2,835,629
Issuance of common shares                                         1,735,978       142,436
Deferred share issue costs                                             --      (3,448,268)
                                                                 ------------------------

                                                                  1,735,978      (470,203)
                                                                 ------------------------
Investing activities
Purchase of capital assets                                         (805,953)     (584,839)
Decrease in short-term investments                                5,214,219       660,636
                                                                 ------------------------

                                                                  4,408,266        75,797
                                                                 ------------------------

Increase (decrease) in cash during the period                     4,966,036    (3,607,294)

Effect of exchange rate changes on cash                                --          (8,622)

Cash - Beginning of period                                        5,006,982     4,499,084
                                                                 ------------------------

Cash - End of period                                              9,973,018       883,168
                                                                 ========================


                   The accompanying notes are an integral part of the consolidated financial statements.

Optimal Robotics Corp.
Notes to Interim Consolidated Financial Statements
(Unaudited) March 31, 2001

(stated in United States dollars, unless otherwise noted)


1    Interim financial information

     The financial information as at March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 is unaudited; however, in the opinion of management, all adjustments necessary to present fairly the results of the periods have been included. The adjustments made were of a normal, recurring nature. Interim results may not necessarily be indicative of results expected for the year.

     The disclosures in these interim financial statements do not conform in all respects to the requirements of generally accepted accounting principles for annual financial statements; therefore, these interim financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2000. These interim financial statements follow the same accounting policies and methods of their application as the annual financial statements for the year ended December 31, 2000, except for the change in accounting policy with respect to earnings per share, as described in note 2.


2    Accounting policies

     Foreign currency translation

     Functional currency

     During the third quarter of fiscal 2000, the Company determined that its functional currency had clearly changed from the Canadian dollar to the U.S. dollar as at the beginning of the quarter. As a result of this change, which was applied prospectively from July 1, 2000, transactions denominated in currencies other than the U.S. dollar are now translated into U.S. dollars using the temporal method. Under this method, monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing at the dates of the respective transactions. Gains and losses resulting from translation of monetary assets and liabilities into U.S. dollars are reflected in the statement of operations.

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

     Earnings per share

     During the first quarter of fiscal 2001, the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to the calculation of earnings per share. These new recommendations do not result in any changes to the way in which basic net earnings per share is calculated. However, the new recommendations do affect the calculation of diluted net earnings per share.

Optimal Robotics Corp.
Notes to Interim Consolidated Financial Statements
(Unaudited) March 31, 2001

(stated in United States dollars, unless otherwise noted)


     Diluted net earnings per share is now calculated based on the weighted average number of common shares outstanding during the period, plus the effects of dilutive potential common shares, such as options and warrants, outstanding during the period. This method requires that diluted net earnings per share be calculated using the treasury stock method, as if all dilutive potential common shares had been exercised at the later of the beginning of the reporting period or date of issuance, and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of the common shares during the period.

     This change, which has been applied retroactively, did not result in any change in diluted net earnings per share for the three months ended March 31, 2000.


3    Research and development

                                                Three months ended March 31,
                                                ----------------------------
                                                     2001            2000
                                                        $               $

Research and development expenses                 399,560         206,398
Tax credits                                       (69,556)        (96,319)
                                                -------------------------
                                                  330,004         110,079
                                                =========================


4    Accounts receivable

     In fiscal 2000, the Company entered into an agreement with a Canadian chartered bank which provides the Company with the right to sell designated accounts receivable to the bank on a non-recourse basis. During the first quarter of fiscal 2001, the Company sold accounts receivable with an aggregate carrying value of $3,063,331, for net proceeds amounting to $3,038,907. The excess of the carrying value over the net proceeds on securitization of these accounts receivable of $24,424 has been charged to interest expense in 2001.


5    Inventories

                                                          March 31, December 31,
                                                               2001         2000
                                                                  $            $

Finished goods                                            2,021,239    3,543,262
Work in process                                           2,210,525      589,424
Raw materials                                             5,991,263    3,657,967
Replacement parts                                         9,413,762    8,935,232
                                                         -----------------------

                                                         19,636,789   16,725,885
                                                         =======================

Optimal Robotics Corp.
Notes to Interim Consolidated Financial Statements
(Unaudited) March 31, 2001

(stated in United States dollars, unless otherwise noted)


6    Contingency

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


7    Capital stock

     During the three months ended March 31, 2001, the Company issued 14,000 common shares pursuant to the exercise of stock options with exercise prices ranging between $3.00 and $12.875 per share and 253,420 common shares pursuant to the exercise of warrants at an exercise price of $6.60 per share. Total proceeds from the issuance of these shares amounted to $1,735,978.


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

Optimal Robotics Corp.
Notes to Interim Consolidated Financial Statements
(Unaudited) March 31, 2001

(stated in United States dollars, unless otherwise noted)


                                                                Three months ended March 31,
                                                                ----------------------------
                                                                         2001        2000
                                                                            $           $
Net earnings for the period in accordance with Canadian GAAP        2,519,438     701,218
Stock-based compensation costs                                    (14,008,625)   (134,331)
                                                                  -----------------------

Net earnings (loss) for the period in accordance with U.S. GAAP   (11,489,187)    566,887
Other comprehensive income
     Foreign currency translation adjustments                            --      (145,893)
                                                                  -----------------------

Comprehensive income (loss)                                       (11,489,187)    420,994
                                                                  -----------------------

Basic and diluted net earnings (loss) per common share                  (0.83)       0.05
                                                                  -----------------------

Balance sheet

                                                                               March 31,                    December 31,
                                                                                    2001                            2000
                                                            -----------------------------   -----------------------------
                                                            As reported      U.S. GAAP      As reported      U.S. GAAP
                                                                       $             $                $              $
Shareholders' equity
     Share capital                                           108,791,294     151,010,107     107,050,914     149,269,727
     Other capital                                                 5,282      21,286,490           9,684       7,282,267
     Retained earnings (deficit)                               1,688,893     (60,277,366)       (830,545)    (48,788,179)
     Cumulative translation adjustment                        (1,484,471)           --        (1,484,471)           --
     Accumulated other comprehensive
          loss                                                      --        (3,018,233)           --        (3,018,233)
                                                            ------------------------------------------------------------

                                                             109,000,998     109,000,998     104,745,582     104,745,582
                                                            ============================================================

New accounting standards

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     The following discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the financial information and the financial statements of the Company and their related notes appearing elsewhere herein. The financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in Canada, which conform in all material respects with U.S. GAAP except as disclosed in Note 8 to the financial statements, which explains the nature of the differences between Canadian and U.S. GAAP and their impact on the financial statements.

Results of Operations

First Three Months of 2001 Compared with First Three Months of 2000

     Total revenues increased by $7,604,000, or 63%, from 2000 to 2001, due to a significant increase in orders from existing customers and the addition of new customers. We delivered 797 U-Scan(R) self-checkout terminals, or 200 U-Scan systems, in the quarter, an increase of 74% from 460 U-Scan self-checkout terminals, or 115 U-Scan systems, delivered in the first quarter of 2000. This increase produced $6,984,000 of additional systems revenue, an increase of 61%. Service contract revenue recognized for hardware and software maintenance increased by $620,000, or 110%, as a result of the increased number of customers that entered into service contracts with us after purchasing U-Scan systems.

     Total cost of sales increased by $3,257,000, or 36%, from 2000 to 2001. Overall gross margin increased as a percentage of revenue from 25% in 2000 to 37% in 2001, primarily representing the increase in gross margins on system revenue. This increase resulted mainly from the fact that commencing January 1, 2001 we began to assemble and deliver all of our U-Scan systems from our facility in Plattsburgh, New York.

     Gross research and development expenses increased by $193,000, or 94%, from 2000 to 2001. As a percentage of total revenues, gross research and development expenses was 2%. Research and development expenses during the period related to continued enhancements of our product lines.

     Selling, general, administrative and other expenses (including operating lease expenses) increased by $1,656,000, or 84%, in 2001 compared to 2000. As a percentage of total revenues, these expenses increased from 16% in 2000 to 18% in 2001. During the first quarter of 2001, we continued to expand sales and marketing efforts and hired additional personnel as our backlog continued to increase. In addition, we incurred increased costs during the first quarter of 2001 in the following two areas: engineering, related to the design, development and early phase commercial production of new casings for the U-Scan Carousel(TM) systems; and the make-ready program initiated at our

Phoenix, Arizona facility
in connection with the commencement of system assembly at this facility.


Financial Condition

Accounts Receivable

     Accounts receivable at March 31, 2001 were $18,436,000 (December 31, 2000 - $10,485,000), of which $17,538,000 (December 31, 2000 - $8,287,000) was trade accounts receivable. This increase is due primarily to a significant number of U-Scan systems being sold in the last 45 days of the period ended March 31, 2001.

     During the first three months of 2001, certain designated accounts receivable were sold, on a non-recourse basis, to a Canadian chartered bank. These receivables had an aggregate carrying value of $3,063,000 for which the Company received net proceeds of $3,039,000.

     Calculated in accordance with common industry practice, the Company's days outstanding of accounts receivable ("DSO's") as at March 31, 2001 were 60 days. If the Company had not sold certain designated accounts receivable, DSO's would have been 80 days.

Inventory

     The total inventory position at March 31, 2001 was $19,637,000 (December 31, 2000 - $16,726,000). This increase is mainly attributable to increases in work in process and raw materials in order to provide for deliveries in the second quarter of 2001.

Future Income Taxes

     Current future income taxes at March 31, 2001 were $790,000 as compared to $2,421,000 at December 31, 2000, a decrease of $1,631,000. This decrease is attributable to the utilization of a substantial portion of our future income tax assets to reduce taxable income for the first quarter of 2001.

Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities increased by $2,961,000 from $6,492,000 at December 31, 2000 to $9,453,000 at March 31, 2001. This increase is primarily due to the purchase of inventories.

Deferred Revenue

     Deferred revenue increased by $2,729,000 from $35,000 at December 31, 2000 to $2,764,000 at March 31, 2001. This increase is due to hardware and software maintenance contracts being invoiced at the beginning of the year whereas the associated revenue is recognized over the term of the contract.

Liquidity and Capital Resources

     As of March 31, 2001, the Company had cash and short-term investments of $75,901,000 (December 31, 2000 - $76,149,000) and working capital of
$103,651,000 (December 31, 2000 - $99,904,000).

     Operating activities used $1,178,000 in the first three months of 2001 as compared to $3,213,000 for the first three months of 2000. In the first three months of 2001, the Company issued 267,420 (2000 - 25,692) common shares pursuant to the exercise of options and warrants which resulted in cash proceeds of $1,736,000 (2000 - $142,000).

     In the first three months of 2001, the Company had capital expenditures of $806,000 (2000 - $585,000), principally relating to leasehold improvements, test systems and computer hardware.

     The Company believes that its cash and short term investments will be adequate to meet its liquidity needs for at least the next 12 months.

Item 3. There have been no material changes since December 31, 2000.


PART II. OTHER INFORMATION


Item 1.
Legal Proceedings

     In each of 1995 and 1996, we received a demand letter from the same claimant alleging that U-Scan infringes upon the claimant's patent. In July 1999, this claimant filed a civil action in the United States District Court for the District of Utah against us and PSC, the former assembler of U-Scan, alleging patent infringement. A second party also sent a demand letter to us in 1999, and again in February 2001, alleging a different patent infringement. Although after consultation with counsel, we believe that the former claimant should not prevail in its lawsuit and that the latter claimant should not prevail if a lawsuit is brought to assert its claim, and that these claims will not have a material adverse effect on our business or prospects, no assurance can be given that a court will not find that the system infringes upon one or both of such claimants' rights.

     A subsidiary of Kroger has also been sued by the same claimant in the State of Utah based upon the same issues underlying the suit filed against us in 1999. At our expense, our counsel is also defending the subsidiary of Kroger in such action. Furthermore, we are contractually bound to indemnify Kroger for any damages that it may incur in connection with such suit. .

Item 2. The registrant has nothing to report under this item.


Items 3. through 5. The registrant has nothing to report under these items.

Item 6.

(a)  Exhibits - Not applicable.

(b) Reports on Form 8K - One report on Form 8K was filed on February 1, 2001 relating to press releases announcing customer orders.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              OPTIMAL ROBOTICS CORP.




Dated: April 24, 2001               By:     /s/ Holden L. Ostrin

                                         ---------------------------------------
                                                Holden L. Ostrin
                                                   Co-Chairman


                                    By:     /s/ Gary S. Wechsler

                                         ---------------------------------------
                                                Gary S. Wechsler
                                                 Treasurer and Chief Financial
                                                       Officer