Form 10-Q
period 2001-06-30
OPTIMAL ROBOTICS CORP
filed 2001-08-02
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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

Yes      __X__   No _____



At July 30, 2001, the registrant had 14,466,110 Class "A" shares (without nominal or par value) outstanding.

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

OPTIMAL ROBOTICS CORP.
Consolidated Balance Sheets

June 30, 2001 and December 31, 2000
(expressed in US dollars, unless otherwise noted)

--------------------------------------------------------------------------------------------------------------------
                                                                                 June 30,               December 31,
                                                                                     2001                      2000
--------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)                (Audited)
Assets
Current assets:
Cash                                                                           $   5,127,186            $   5,006,982
     Short-term investments                                                       66,697,764               71,141,910
     Accounts receivable:
         Trade, net of allowance for doubtful accounts of
           $330,000 (nil at December 31, 2000)                                    29,143,154                8,287,492
         Other                                                                       624,588                2,197,525
     Inventories (note 4)                                                         21,327,841               16,725,885
     Tax credits receivable                                                          354,682                  323,788
     Future income taxes                                                             271,275                2,420,718
     Prepaid expenses and deposits                                                   915,684                  327,039
                                                                                 124,462,174              106,431,339

Loans receivable                                                                     125,934                  125,934

Capital assets                                                                     4,729,085                3,253,148

Goodwill (note 3)                                                                  2,409,713                       --

Future income taxes                                                                1,322,328                1,462,227

---------------------------------------------------------------------------------------------------------------------
                                                                               $ 133,049,234            $ 111,272,648
---------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                                  $  12,856,034            $   6,492,371
     Income taxes payable                                                          2,032,994                       --
     Deferred revenue                                                              3,176,044                   34,695
---------------------------------------------------------------------------------------------------------------------
                                                                                  18,065,072                6,527,066

Shareholders' equity:
     Share capital (note 5)                                                      110,526,577              107,050,914
     Other capital                                                                     5,282                    9,684
     Retained earnings (deficit)                                                   5,936,774                 (830,545)
     Cumulative translation adjustment                                            (1,484,471)              (1,484,471)
---------------------------------------------------------------------------------------------------------------------
                                                                                 114,984,162              104,745,582

Contingency (note 6)

---------------------------------------------------------------------------------------------------------------------
                                                                               $ 133,049,234            $ 111,272,648
---------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Operations
(Unaudited)

Periods ended June 30, 2001 and 2000
(expressed in US dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                Three months ended                        Six months ended
                                                                      June 30,                                 June 30,
                                                          ---------------------------------        ---------------------------------
                                                               2001                  2000              2001                 2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                   $ 31,084,738        $ 16,123,099        $ 50,692,736        $ 28,127,258

Cost of sales                                                19,334,127          11,957,323          31,605,134          20,971,426

-----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                 11,750,611           4,165,776          19,087,602           7,155,832
-----------------------------------------------------------------------------------------------------------------------------------

Selling, general and
   administrative expenses                                    4,506,676           2,444,379           7,819,200           4,300,605
Research and development
   expenses                                                     427,568             237,806             757,572             347,885
Operating lease expense                                         277,897              81,477             484,249             193,615
Amortization                                                    368,523             262,981             666,198             402,360
Investment income                                              (808,914)         (1,183,722)         (1,865,425)         (1,547,047)
Foreign exchange                                                 38,892            (993,785)            144,261            (993,785)
-----------------------------------------------------------------------------------------------------------------------------------
                                                              4,810,642             849,136           8,006,055           2,703,633

-----------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                  6,939,969           3,316,640          11,081,547           4,452,199

Provision for income taxes                                    2,692,088           1,269,279           4,314,228           1,703,620

-----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                               $  4,247,881        $  2,047,361        $  6,767,319        $  2,748,579
-----------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares:
     Basic                                                   14,247,188          13,567,536          14,028,380          12,511,532
     Add effect of dilution using
       treasury stock method                                    972,425           1,355,163           1,097,361           1,582,182

-----------------------------------------------------------------------------------------------------------------------------------
     Diluted                                                 15,219,613          14,922,699          15,125,741          14,093,714
-----------------------------------------------------------------------------------------------------------------------------------

Earnings per share:
     Basic                                                 $       0.30        $       0.15        $       0.48        $       0.22
     Diluted                                                       0.28                0.14                0.45                0.20

-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.


OPTIMAL ROBOTICS CORP.
Consolidated Statements of Retained Earnings (Deficit)
(Unaudited)

Periods ended June 30, 2001 and 2000
(expressed in US dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                               Three months ended                        Six months ended
                                                                    June 30,                                  June 30,
                                                       -----------------------------------       ----------------------------------
                                                           2001                  2000                2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Retained earnings (deficit),
   beginning of period                                  $1,688,893          $(4,924,404)          $  (830,545)          $(5,625,622)

Net earnings                                             4,247,881            2,047,361             6,767,319             2,748,579

-----------------------------------------------------------------------------------------------------------------------------------
Retained earnings (deficit),
   end of period                                        $5,936,774          $(2,877,043)          $ 5,936,774           $(2,877,043)
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Cash Flows
(Unaudited)

Periods ended June 30, 2001 and 2000
(expressed in US dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                                                   Three months ended                       Six months ended
                                                                         June 30,                                June 30,
                                                            ---------------------------------     ----------------------------------
                                                                 2001                  2000              2001                 2000
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings                                             $  4,247,881       $  2,047,361       $  6,767,319       $  2,748,579
     Adjustments for:
         Amortization                                              368,523            262,981            666,198            402,360
         Unrealized foreign exchange
           gain on contract advance                                     --              5,036                 --              5,948
         Non-refundable tax credits                                     --            (39,539)                --            (39,539)
         Future income taxes                                       659,096          1,269,279          2,289,342          1,703,620
         Loss on securitization of trade
           accounts receivable                                          --                 --             24,424                 --
     Changes in operating assets and
       liabilities:
         Trade and other receivables                            (9,944,872)        (4,295,112)       (20,958,951)       (10,706,301)
         Proceeds on securitization
           of trade accounts receivable                                 --                 --          3,038,907                 --
         Inventories                                              (436,507)        (8,283,449)        (3,347,411)        (9,499,202)
         Tax credits receivable                                    (75,000)            75,868            (30,894)           (20,451)
         Prepaid expenses and deposits                              52,294            (59,227)          (446,262)          (155,868)
         Accounts payable and
           accrued liabilities                                    (513,802)           884,467          2,447,050          4,036,210
         Income taxes payable                                    2,032,994                 --          2,032,994                 --
         Deferred revenue                                         (619,719)           781,570          2,109,964            960,991
-----------------------------------------------------------------------------------------------------------------------------------
                                                                (4,229,112)        (7,350,765)        (5,407,320)       (10,563,653)

Cash flows from financing activities:
     Proceeds from issuance of common shares                     1,735,283         64,991,586          3,471,261         65,134,022
     Share issue costs                                                  --         (1,225,461)                --         (4,673,729)
     Repayment of advance from broker                                   --         (2,835,629)                --                 --
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 1,735,283         60,930,496          3,471,261         60,460,293

Cash flows from investing activities:
     Purchase of capital assets                                   (440,930)          (750,702)        (1,246,883)        (1,335,541)
     Business acquisition                                       (1,141,000)                --         (1,141,000)                --
     (Increase) decrease in short-term
       investments                                                (770,073)       (52,061,172)         4,444,146        (51,400,536)
     Repayment of loan receivable                                       --             14,782                 --             14,782
-----------------------------------------------------------------------------------------------------------------------------------
                                                                (2,352,003)       (52,797,092)         2,056,263        (52,721,295)

-----------------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash
   equivalents during the period                                (4,845,832)           782,639            120,204         (2,824,655)

Effect of foreign exchange fluctuations
   on cash                                                              --           (491,408)                --           (500,030)

Cash and cash equivalents, beginning
   of period                                                     9,973,018            883,168          5,006,982          4,499,084

-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end
   of period                                                  $  5,127,186       $  1,174,399       $  5,127,186       $  1,174,399
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents is comprised of:
     Cash                                                     $  5,127,186       $    595,454       $  5,127,186       $    595,454
     US Treasury bill                                                   --            578,945                 --            578,945

-----------------------------------------------------------------------------------------------------------------------------------
                                                              $  5,127,186       $  1,174,399       $  5,127,186       $  1,174,399
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Periods ended June 30, 2001 and 2000
(expressed in US dollars)

--------------------------------------------------------------------------------

1.   Interim financial information:

     The financial information as at June 30, 2001 and for the periods ended June 30, 2001 and 2000 is unaudited; however, in the opinion of management, all adjustments necessary to present fairly the results of the periods have been included. The adjustments made were of a normal, recurring nature. Interim results may not necessarily be indicative of results expected for the year.

     The disclosures in these interim consolidated financial statements do not conform in all aspects to the requirements of Canadian generally accepted accounting principles for annual financial statements; therefore, these interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended December 31, 2000. These interim consolidated financial statements follow the same accounting policies and methods of their application as the annual consolidated financial statements for the year ended December 31, 2000, except for the change in accounting policy with respect to earnings per share, as described in note 2 (b).

2.   Significant accounting policies:

     (a)  Functional currency:

          During the third quarter of fiscal 2000, the Company determined that its functional currency had clearly changed from the Canadian dollar to the US dollar. As a result of this change, which was applied prospectively from July 1, 2000, transactions denominated in currencies other than the US dollar are translated into US dollars using the temporal method. Under this method, monetary assets and liabilities are translated into US dollars at the exchange rate in effect on the balance sheet date. Non-monetary assets and liabilities are translated into US dollars at historical exchange rates. Revenues and expenses are translated into US dollars at the exchange rates prevailing at the dates of the respective transactions. Gains and losses resulting from translation of monetary assets and liabilities into US dollars are reflected in the statement of operations. The translated amounts for non-monetary items as at June 30, 2000 became the historical basis for those items in subsequent periods.

          Prior to July 1, 2000, the Company's functional currency was the Canadian dollar. However, the Company adopted the US dollar as its reporting currency effective December 31, 1998. Accordingly, the financial statements, since December 31, 1998, have been translated from Canadian dollars into US dollars using the current rate method. Gains and losses resulting from translation of the financial statements were included in the cumulative translation adjustment in shareholders' equity.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2001 and 2000
(expressed in US dollars)

--------------------------------------------------------------------------------


2.   Significant accounting policies (continued):

     (b)  Earnings per share:

          During the first quarter of fiscal 2001, the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to the calculation of earnings per share. These new recommendations did not result in any changes to the way in which basic net earnings per share are calculated. However, the new recommendations substantially eliminate the differences between Canadian and US generally accepted accounting principles in the calculation of diluted earnings per share.

          The new standard requires that the treasury stock method be used for calculating diluted earnings per share. Diluted earnings per share are computed in a manner consistent with basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding options and warrants were exercised and that the proceeds from such exercises were used to acquire shares of common stock.

          Previously, diluted earnings per share were calculated on the assumption that common stock options which are dilutive are exercised at the beginning of the year or the date granted if later, and the funds derived therefrom are invested at the Company's annual after tax cost of short-term financing. Under this method, the net earnings available to shareholders would be adjusted for this imputed interest.

          This change, which has been applied retroactively, resulted in the following changes in diluted net earnings per share for the three and six month-periods ended June 30, 2000.

--------------------------------------------------------------------------------
                                                  Periods ended June 30, 2000
--------------------------------------------------------------------------------
                                                (3 months)           (6 months)

As previously reported                          $   0.15              $   0.22
Restated                                            0.14                  0.20

--------------------------------------------------------------------------------

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2001 and 2000
(expressed in US dollars)

--------------------------------------------------------------------------------


3.   Business acquisition:

     On May 29, 2001, the Company acquired certain assets and the ongoing business of Alpha Microsystems LLC ("Alpha"), based in Santa Ana, California, for a total purchase price of approximately $6.0 million of which $4.9 million was paid by the assumption of liabilities and $1.1 million in cash.

     Details of the acquisition are as follows:

--------------------------------------------------------------------------------

     Net assets acquired, at assigned values:
         Accounts receivable                                       $ 1,387,105
         Inventory                                                   1,254,545
         Capital assets                                                875,000
         Other assets                                                  142,383
         Accounts payable and accrued liabilities                   (2,531,613)
         Notes payable                                              (1,385,000)
         Deferred revenue                                           (1,031,385)
------------------------------------------------------------------------------
                                                                    (1,288,965)

     Goodwill                                                        2,429,965

------------------------------------------------------------------------------
                                                                   $ 1,141,000
------------------------------------------------------------------------------

     Consideration given:
         Cash                                                      $ 1,141,000
------------------------------------------------------------------------------


Goodwill is being amortized over a period of 10 years.
At June 30, 2001, goodwill consists of:

------------------------------------------------------------------------------

     Goodwill                                                      $ 2,429,965
     Less accumulated amortization                                      20,252

------------------------------------------------------------------------------
                                                                   $ 2,409,713
------------------------------------------------------------------------------


Included in the determination of goodwill are certain liabilities which were determined using management's best estimate as at the date of the financial statements and are expected to be finalized during fiscal 2001.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2001 and 2000
(expressed in US dollars)

--------------------------------------------------------------------------------

4.   Inventories:

-------------------------------------------------------------------------------
                                                      June 30,      December 31,
                                                         2001          2000
-------------------------------------------------------------------------------
                                                    (Unaudited)       (Audited)

     Finished goods                                   $ 2,143,242   $ 3,543,262
     Work in process                                    3,014,630       589,424
     Raw materials                                      5,571,381     3,657,967
     Replacement parts                                 10,598,588     8,935,232

-------------------------------------------------------------------------------
                                                      $21,327,841   $16,725,885
-------------------------------------------------------------------------------

5.   Share capital:

     During the six-month period ended June 30, 2001, the Company issued 402,000 common shares pursuant to the exercise of stock options with exercise prices ranging between $3 and $31.25 per share and 353,420 common shares pursuant to the exercise of warrants with exercise prices ranging between Cdn$5 and $6.60 per share. Total proceeds from the issuance of these shares amounted to $3,471,261.


6.   Contingency:

     In 1995 and 1996, the Company received demand letters from the same claimant alleging patent infringement. In July 1999, the claimant filed a civil action alleging patent infringement in the United States District Court for the District of Utah against the Company and PSC Inc., one of the Company's suppliers. In addition, a similar suit has been filed in the State of Utah against one of the Company's customers. The Company is bound to indemnify the customer for any damages it incurs in connection with such suit. At the Company's expense, the Company's legal counsel is defending this suit. The Company also received a lawyer's letter from another party in 1999, and again in February 2001, alleging infringement of another patent.

     The Company believes these claims to be without merit and intends to vigorously defend its position. Consequently, no provision has been made in these financial statements with respect to the above claims.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2001 and 2000
(expressed in US dollars)

--------------------------------------------------------------------------------

7.   Research and development:

----------------------------------------------------------------------------------------------------------------
                                            Three months ended                        Six months ended
                                                 June 30,                                 June 30,
                                     ----------------------------------     ------------------------------------
                                            2001                2000              2001                 2000
----------------------------------------------------------------------------------------------------------------
     Research and development
       expenses                          $ 502,568            $237,806           $ 902,128            $ 444,204
     Tax credits                           (75,000)                 --            (144,556)             (96,319)

---------------------------------------------------------------------------------------------------------------
                                         $ 427,568            $237,806           $ 757,572            $ 347,885
---------------------------------------------------------------------------------------------------------------


8.   Segmented information:

     The Company operates in one segment, the development, marketing, installation and servicing of automated transaction software and systems designed for use in the retail sector. Substantially all of the Company's revenue is derived from sales to supermarket retailers located in the United States and is denominated in US dollars. Substantially all of the Company's long-lived assets are located in Canada.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2001 and 2000
(expressed in US dollars)

--------------------------------------------------------------------------------

9. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP:

     (a)  Consolidated statement of operations:

          The reconciliation of earnings reported in accordance with Canadian GAAP with US GAAP is as follows:


----------------------------------------------------------------------------------------------------------------------
                                                   Three months ended                    Six months ended
                                                          June 30,                             June 30,
                                          -------------------------------------     ----------------------------------
                                                2001                  2000              2001                 2000
----------------------------------------------------------------------------------------------------------------------
     Net earnings in accordance
       with Canadian GAAP                     $  4,247,881        $  2,047,361        $  6,767,319        $  2,748,579
     Stock-based compensation
       costs (1)                               (17,705,079)        (18,807,034)        (31,713,704)        (18,941,365)

----------------------------------------------------------------------------------------------------------------------

     Net loss in accordance with
       U.S. GAAP                               (13,457,198)        (16,759,673)        (24,946,385)        (16,192,786)

     Other comprehensive income
       (loss):
          Foreign currency translation
            adjustments                               --            (1,990,640)               --            (2,136,533)

----------------------------------------------------------------------------------------------------------------------
     Comprehensive loss                       $(13,457,198)       $(18,750,313)       $(24,946,385)       $(18,329,319)
----------------------------------------------------------------------------------------------------------------------

     Basic and diluted net loss per
       common share                           $      (0.94)       $      (1.24)       $      (1.78)       $      (1.29)
----------------------------------------------------------------------------------------------------------------------


     (1) Accounting for stock-based compensation:

          For stock-based compensation plans, the Company has chosen to use the intrinsic value method (APB Opinion No. 25), which requires compensation costs to be recognized on the difference, if any, between the quoted market price of the stock at the grant date and the amount the individual must pay to acquire the stock. Certain of the Company's stock options are variable because the exercise price is not known until the options are exercised. As a result, compensation cost is measured on the date the options are exercised.

          Under Canadian GAAP, compensation expense is not recognized.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2001 and 2000
(expressed in US dollars)

--------------------------------------------------------------------------------


9. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP (continued):

     (b)  Consolidated balance sheets:

          --------------------------------------------------------------------------------------------------------------------------
                                                       June 30, 2001                          December 31, 2000
                                                ---------------------------------     ----------------------------------
                                                     Canadian            US               Canadian                US
                                                       GAAP             GAAP                 GAAP                 GAAP
          --------------------------------------------------------------------------------------------------------------------------
          Shareholders' equity:
               Share capital                     $ 110,526,577       $ 152,745,390       $ 107,050,914       $ 149,269,727
               Other capital                             5,282          38,991,569               9,684           7,282,267
               Deficit                               5,936,774         (73,734,564)           (830,545)        (48,788,179)
               Cumulative translation
                 adjustment                         (1,484,471)               --            (1,484,471)               --
               Accumulated other
                 comprehensive loss                       --            (3,018,233)               --            (3,018,233)

          --------------------------------------------------------------------------------------------------------------------------
                                                 $ 114,984,162       $ 114,984,162       $ 104,745,582       $ 104,745,582
          --------------------------------------------------------------------------------------------------------------------------

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2001 and 2000
(expressed in US dollars)

--------------------------------------------------------------------------------

     (c)  New accounting standards:

          In July 2001, FASB issued SFAS 141, "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141, which replaces APB Opinion No. 16, revises the accounting standards for business combinations and is effective for acquisitions initiated after June 30, 2001. SFAS 142, which replaces APB Opinion No. 17, revises the standards in accounting for goodwill and other intangibles and is effective for fiscal years after December 15, 2001. The Company expects the impact of these new standards to be insignificant.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the financial information and the financial statements of the Company and their related notes appearing elsewhere herein. The financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in Canada, which conform in all material respects with U.S. GAAP except as disclosed in Note 9 to the financial statements, which explains the nature of the differences between Canadian and U.S. GAAP and their impact on the financial statements.


Results of Operations

First Six Months of 2001 Compared with First Six Months of 2000

     Total revenues increased by $22,565,000, or 80%, from 2000 to 2001, due to a significant increase in orders from existing customers and the addition of new customers. We delivered 2055 U-Scan(R) self-checkout terminals, or 515 U-Scan systems, in the six-month period, an increase of 89% from 1087 U-Scan self-checkout terminals, or 273 U-Scan systems, delivered in the first six months of 2000. This increase produced $19,528,000 of additional systems revenue, an increase of 74%. Service contract revenue recognized for hardware and software maintenance increased by $2,028,000, or 163%, primarily as a result of the increased number of customers that entered into service contracts with us.

     Total cost of sales increased by $10,634,000, or 51%, from 2000 to 2001. Overall gross margin increased as a percentage of sales from 25.4% in 2000 to 37.8% in 2001, representing primarily the increase in gross margins on systems revenue. This increase resulted mainly from the fact that we began to assemble and deliver U-Scan systems from our facility in Plattsburgh, New York commencing January 2001, and from our facility in Phoenix, Arizona, commencing April 2001.

     Gross research and development expenses increased by $458,000, or 103%, from 2000 to 2001. As a percentage of total revenues, gross research and development expenses remained constant at approximately 2% for both 2001 and 2000. Research and development expenses during the period related to continued enhancements of our product lines.

     Selling, general, administrative and other expenses (including operating lease expenses) increased by $3,809,000, or 85%, in 2001 compared to 2000. For both periods, these expenses represented approximately 16% of total revenues. During the first six months of 2001, we continued to expand marketing efforts through an increased tradeshow schedule and advertising campaign. In addition, we incurred increased costs in the following areas: engineering related to the design, development and early phase commercial production of casings for the redesigned small footprint U-Scan Solo system and the integration of our recent acquisition.

     As a result of the revenues increase and improved gross margin, the Company's net earnings were $6,767,000 in 2001 compared to $2,749,000 in 2000, an increase of 146%. On a per share basis, the Company earned $0.48 per share ($0.45 per share on a fully-diluted basis) compared to $0.22 per share in 2000 ($0.20 per share on a fully-diluted basis).

Second Quarter of 2001 Compared with Second Quarter of 2000

     Total revenues increased by $14,962,000, or 93%, from the second quarter of 2000 to the second quarter of 2001, due to a significant increase in orders from existing customers and the addition of new customers. We delivered 1258 U-Scan self-checkout terminals, or 315 U-Scan systems, in the quarter, an increase of 99% from 627 U-Scan self-checkout terminals, or 158 U-Scan systems, delivered in the second quarter of 2000. This increase produced $12,687,000 of additional systems revenue, an increase of 84%. Service contract revenue recognized for hardware and software maintenance increased by $1,406,000, or 209%, as a result of the increased number of customers that entered into service contracts with us.

     Total cost of sales increased by $7,377,000, or 62%, from 2000 to 2001. Overall gross margin increased as a percentage of sales from 25.8% in 2000 to 37.8% in 2001, representing primarily the increase in gross margins on systems revenue. This increase resulted mainly from the fact that we began to assemble and deliver U-Scan systems from our facility in Plattsburgh, New York commencing January 2001, and from our facility in Phoenix, Arizona, commencing April 2001.

     Gross research and development expenses increased by $265,000, or 111%, from 2000 to 2001. As a percentage of total revenues, gross research and development expenses increased from 1% in 2000 to 2% in 2001. Research and development expenses during the period related to continued enhancements of our product lines.

     Selling, general, administrative and other expenses (including operating lease expenses) increased by $2,259,000, or 89%, in 2001 compared to 2000. As a percentage of total revenues, these expenses decreased from 16% in 2000 to 15% in 2001. During the second quarter of 2001, we continued to expand marketing efforts through an increased tradeshow schedule and advertising campaign. In addition, we incurred increased costs in the following areas: engineering related to the design, development and early phase commercial production of casings for the redesigned small footprint U-Scan Solo system and the integration of our recent acquisition.

     The Company's net earnings in the second quarter were $4,248,000 compared to $2,047,000 in the corresponding 2000 period, an increase of 107%. On a per share basis, the Company earned $0.30 per share ($0.28 per share on a fully-diluted basis) compared to $0.15 per share ($0.14 per share on a fully-diluted basis) in 2000.

     On May 29, 2001, the Company acquired certain assets and the ongoing business of Alpha Microsystems, LLC ("Alpha") based in Santa Ana, California, for a total purchase price of approximately $6.0 million, of which $4.9 million was paid by the assumption of liabilities and $1.1 million in cash. The acquisition of Alpha did not have a significant effect on the Company's net earnings in the second quarter.

Financial Condition

Accounts Receivable

     Accounts receivable at June 30, 2001 were $29,768,000 (December 31, 2000 - $10,485,000), of which $29,143,000 (December 31, 2000 - $8,287,000) were trade accounts receivable. Calculated in accordance with common industry practice, the Company's days outstanding of accounts receivable ("DSO's") as at June 30, 2001 were 77 days.

Inventory

     The total inventory position at June 30, 2001 was $21,328,000 (December 31, 2000 - $16,726,000). This increase is mainly attributable to the planned build-up of work in process, raw materials, and finished goods in order to provide for deliveries in the third quarter of 2001.

Future Income Taxes

     Current future income tax assets at June 30, 2001 were $271,000 as compared to $2,421,000 at December 31, 2000, a decrease of $2,149,000. This decrease is attributable to the utilization of a substantial portion of our future income tax assets to reduce taxable income for the first six months of 2001.

Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities increased by $6,364,000 from $6,492,000 at December 31, 2000 to $12,856,000 at June 30, 2001. This increase is primarily due to the purchase of inventories.

Deferred Revenue

     Deferred revenue increased by $3,141,000 from $35,000 at December 31, 2000 to $3,176,000 at June 30, 2001. This increase is due to hardware and software maintenance contracts being invoiced at the beginning of the year whereas the associated revenue is recognized over twelve months. In addition, approximately $1,000,000 of this increase is related to our recent acquisition.

Liquidity and Capital Resources

     As of June 30, 2001,  the Company had cash and  short-term  investments  of
$71,825,000   (December  31,  2000  -  $76,149,000)   and  working   capital  of
$106,397,000 (December 31, 2000 - $99,904,000).

     Operating activities used $5,407,000 in the first six months of 2001 as compared to $10,584,000 for the first six months of 2000. The improvement in operating cash flow resulted from increased operating earnings in 2001 compared to 2000. In the first six months of 2001, the Company issued 755,420 (2000 - 633,384) common shares pursuant to the exercise of options and warrants which resulted in cash proceeds of $3,471,000 (2000 - $1,779,000).

     In the first six months of 2001, the Company had capital expenditures of $1,246,000 (2000 - $1,335,541), principally relating to leasehold improvements, test systems and computer hardware. The Company also utilized cash of $1,100,000 in connection with the Alpha acquisition.

     The Company believes that its cash and short-term investments will be adequate to meet its liquidity needs for at least the next 12 months.

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


Item 3. The registrant has nothing to report under this item.


Item 4. The registrant held its annual meeting of the shareholders on June 21, 2001. The following resolutions were adopted:


Resolution                         Votes For          Votes Against     Withheld           Spoiled
----------                         ---------          -------------     --------           -------
Election of Directors              10,792,765                           9,143              28,378

Appointment of KPMG, LLP as        10,820,215                           6,591              3,480
Auditors


Item 5. The registrant has nothing to report under this item.


Item 6.

(a)  Exhibits - Not applicable.

(b) Reports on Form 8K - One report on Form 8K was filed on May 18, 2001 relating to the change of Auditors (Item 4).

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               OPTIMAL ROBOTICS CORP.




Dated: August 2, 2001                      By: /s/ Holden L. Ostrin
                                               ---------------------------------
                                                   Holden L. Ostrin
                                                   Co-Chairman


                                           By: /s/ Gary S. Wechsler
                                               ---------------------------------
                                                   Gary S. Wechsler
                                                   Treasurer and Chief Financial
                                                   Officer