Form 10-Q
period 2001-09-30
OPTIMAL ROBOTICS CORP
filed 2001-10-25
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


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

Yes  __X__     No _____


At October 23, 2001, the registrant had 15,471,335 Class "A" shares (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



               Consolidated Financial Statements of
               (Unaudited)


               OPTIMAL ROBOTICS CORP.


               Periods ended September 30, 2001 and 2000
               (expressed in US dollars)

OPTIMAL ROBOTICS CORP.
Consolidated Financial Statements
(Unaudited)

Periods ended September 30, 2001 and 2000
(expressed in US dollars)


Financial Statements

     Consolidated Balance Sheets...........................................   4

     Consolidated Statements of Operations.................................   5

     Consolidated Statements of Retained Earnings (Deficit)................   6

     Consolidated Statements of Cash Flows.................................   7

     Notes to Consolidated Financial Statements............................   8

OPTIMAL ROBOTICS CORP.
Consolidated Balance Sheets
(Unaudited)

September 30, 2001 and December 31, 2000
(expressed in US dollars, unless otherwise noted)

=============================================================================================
                                                            September 30,        December 31,
                                                                     2001                2000
---------------------------------------------------------------------------------------------
                                                              (Unaudited)           (Audited)
Assets

Current assets:
   Cash                                                     $  12,346,046       $   5,006,982
   Short-term investments                                      75,746,623          71,141,910
   Accounts receivable:
      Trade, net of allowance for doubtful accounts of
         $359,000 (nil at December 31, 2000)                   31,249,211           8,287,492
      Other                                                       293,368           2,197,525
   Inventories (note 4)                                        21,684,980          16,725,885
   Tax credits receivable                                         429,682             323,788
   Future income taxes                                            133,520           2,420,718
   Prepaid expenses and deposits                                  935,962             327,039
---------------------------------------------------------------------------------------------
                                                              142,819,392         106,431,339

Loans receivable                                                  125,934             125,934

Capital assets                                                  4,967,648           3,253,148

Goodwill (note 3)                                               2,348,965                  --

Future income taxes                                             1,322,328           1,462,227

---------------------------------------------------------------------------------------------
                                                            $ 151,584,267       $ 111,272,648
=============================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities                 $   9,232,735       $   6,492,371
   Income taxes payable                                         4,780,222                  --
   Deferred revenue                                             2,086,551              34,695
---------------------------------------------------------------------------------------------
                                                               16,099,508           6,527,066

Shareholders' equity:
   Share capital (note 5)                                     126,476,633         107,050,914
   Other capital                                                    5,282               9,684
   Retained earnings (deficit)                                 10,487,315            (830,545)
   Cumulative translation adjustment                           (1,484,471)         (1,484,471)
---------------------------------------------------------------------------------------------
                                                              135,484,759         104,745,582
Contingency (note 6)

---------------------------------------------------------------------------------------------
                                                            $ 151,584,267       $ 111,272,648
=============================================================================================


See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Operations
(Unaudited)

Periods ended September 30, 2001 and 2000
(expressed in US dollars)

=============================================================================================================
                                                Three months ended                    Nine months ended
                                                   September 30,                         September 30,
                                        -------------------------------       -------------------------------
                                                2001               2000               2001               2000
-------------------------------------------------------------------------------------------------------------
Revenues                                $ 33,757,420       $ 20,300,510       $ 84,450,156       $ 48,427,768

Cost of sales                             20,717,808         15,119,822         52,322,942         36,091,248

-------------------------------------------------------------------------------------------------------------
Gross margin                              13,039,612          5,180,688         32,127,214         12,336,520

Selling, general and
   administrative expenses                 5,089,465          2,818,289         13,052,926          6,125,109
Research and development
   expenses (note 7)                          63,239            175,915            820,811            523,800
Operating lease expense                      332,612            216,866            816,861            410,481
Amortization                                 408,650            262,162          1,074,848            664,522
Investment income                           (663,124)        (1,254,723)        (2,528,549)        (2,801,770)
-------------------------------------------------------------------------------------------------------------
                                           5,230,842          2,218,509         13,236,897          4,922,142

-------------------------------------------------------------------------------------------------------------
Earnings before income taxes               7,808,770          2,962,179         18,890,317          7,414,378

Provision for income taxes                 3,258,229          1,133,626          7,572,457          2,837,246

-------------------------------------------------------------------------------------------------------------
Net earnings                            $  4,550,541       $  1,828,553       $ 11,317,860       $  4,577,132
=============================================================================================================

Weighted average number of shares:
   Basic                                  15,268,386         13,677,286         14,446,265         12,894,858
   Add effect of dilution using
     treasury stock method                 1,148,038          1,233,868          1,120,505          1,467,420

-------------------------------------------------------------------------------------------------------------
   Diluted                                16,416,424         14,911,154         15,566,770         14,362,278
=============================================================================================================

Earnings per share:
   Basic                                $       0.30       $       0.13       $       0.78       $       0.35
   Diluted                                      0.28               0.12               0.73               0.32

=============================================================================================================


See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Retained Earnings (Deficit)
(Unaudited)

Periods ended September 30, 2001 and 2000
(expressed in US dollars)

===================================================================================================
                                         Three months ended                   Nine months ended
                                            September 30,                       September 30,
                                  ----------------------------       ------------------------------
                                         2001             2000               2001              2000
---------------------------------------------------------------------------------------------------
Retained earnings (deficit),
   beginning of period            $ 5,936,774      $(2,877,043)      $   (830,545)      $(5,625,622)

Net earnings                        4,550,541        1,828,553         11,317,860         4,577,132

---------------------------------------------------------------------------------------------------
Retained earnings (deficit),
   end of period                  $10,487,315      $(1,048,490)      $ 10,487,315       $(1,048,490)
===================================================================================================


See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Cash Flows
(Unaudited)

Periods ended September 30, 2001 and 2000
(expressed in US dollars)

===================================================================================================================
                                                     Three months ended                    Nine months ended
                                                        September 30,                         September 30,
                                              -------------------------------       -------------------------------
                                                      2001               2000               2001               2000
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                               $  4,550,541       $  1,828,553       $ 11,317,860       $  4,577,132
   Adjustments for:
      Amortization                                 408,650            262,162          1,074,848            664,522
      Unrealized foreign exchange
        gain on contract advance                        --                 --                 --              5,948
      Non-refundable tax credits                        --            (26,000)                --            (65,539)
      Future income taxes                          137,755          1,133,626          2,427,097          2,837,246
      Loss on securitization of trade
         accounts receivable                            --                                24,424                 --
   Changes in operating assets and
      liabilities:
         Trade and other receivables            (1,774,837)        (6,520,052)       (22,733,788)       (17,226,353)
         Proceeds on securitization
            of trade accounts receivable                --                 --          3,038,907                 --
         Inventories                              (357,139)        (1,251,524)        (3,704,550)       (10,750,726)
         Tax credits receivable                    (75,000)           (18,000)          (105,894)           (38,451)
         Prepaid expenses and deposits             (20,278)          (172,477)          (466,540)          (328,345)
         Accounts payable and
            accrued liabilities                 (3,623,299)           318,438         (1,176,249)         4,354,648
         Income taxes payable                    2,747,228                 --          4,780,222                 --
         Deferred revenue                       (1,089,493)          (387,427)         1,020,471            573,564
-------------------------------------------------------------------------------------------------------------------
                                                   904,128         (4,832,701)        (4,503,192)       (15,396,354)

Cash flows from financing activities:
   Proceeds from issuance of common
      shares                                    15,950,056            190,160         19,421,317         65,324,182
   Share issue costs                                    --                 --                 --         (4,673,729)
   ----------------------------------------------------------------------------------------------------------------
                                                15,950,056            190,160         19,421,317         60,650,453

Cash flows from investing activities:
   Purchase of capital assets                     (586,465)          (710,684)        (1,833,348)        (2,046,225)
   Business acquisition                                 --                 --         (1,141,000)                --
   (Increase) decrease in short-term
      investments                               (9,048,859)         4,456,457         (4,604,713)       (46,944,079)
   Repayment of loan receivable                         --                 --                 --             14,782
   ----------------------------------------------------------------------------------------------------------------
                                                (9,635,324)         3,745,773         (7,579,061)       (48,975,522)

-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash during the
   period                                        7,218,860           (896,768)         7,339,064         (3,721,423)

Effect of foreign exchange fluctuations
   on cash                                              --                 --                 --           (500,030)

Cash, beginning of period                        5,127,186          1,174,399          5,006,982          4,499,084

-------------------------------------------------------------------------------------------------------------------
Cash, end of period                           $ 12,346,046       $    277,631       $ 12,346,046       $    277,631
===================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Periods ended September 30, 2001 and 2000
(expressed in US dollars)

================================================================================


1.   Interim financial information:

     The financial information as at September 30, 2001 and for the periods ended September 30, 2001 and 2000 is unaudited; however, in the opinion of management, all adjustments necessary to present fairly the results of the periods have been included. The adjustments made were of a normal, recurring nature. Interim results may not necessarily be indicative of results expected for the year.

     These financial statements have been prepared in accordance with the recommendations of the Canadian Institute of Chartered Accountants for interim reporting. The disclosures in these interim consolidated financial statements do not conform in all aspects to the requirements of Canadian generally accepted accounting principles for annual financial statements; therefore, these interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended December 31, 2000. These interim consolidated financial statements follow the same accounting policies and methods of their application as the annual consolidated financial statements for the year ended December 31, 2000, except for the change in accounting policy with respect to earnings per share, as described in note 2 (b).

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

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Periods ended September 30, 2001 and 2000
(expressed in US dollars)

================================================================================


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

          The new standard requires that the treasury stock method be used for calculating diluted earnings per share. Diluted earnings per share are computed in a manner consistent with basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding options and warrants were exercised and that the proceeds from such exercises were used to acquire common shares.

          Previously, diluted earnings per share were calculated on the assumption that stock options which are dilutive are exercised at the beginning of the year, or the date granted if later, and the funds derived therefrom are invested at the Company's annual after tax cost of short-term financing. Under this method, the net earnings available to shareholders would be adjusted for this imputed interest.

          This change, which has been applied retroactively, resulted in the following changes in diluted net earnings per share for the three and nine-month periods ended September 30, 2000.

          ======================================================================
                                                Periods ended September 30, 2000
          ----------------------------------------------------------------------
                                                    (3 months)        (9 months)

          As previously reported                    $     0.13        $     0.34
          Restated                                        0.12              0.32

          ======================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Periods ended September 30, 2001 and 2000
(expressed in US dollars)

================================================================================


3.   Business acquisition:

     On May 29, 2001, the Company acquired certain assets and the ongoing business of Alpha Microsystems LLC ("Alpha"), based in Santa Ana, California, for a total purchase price of approximately $6.0 million, of which $4.9 million was paid by the assumption of liabilities and $1.1 million was paid in cash.

     Details of the acquisition are as follows:

     ===========================================================================

     Net assets acquired, at assigned values:
        Accounts receivable                                         $ 1,387,105
        Inventory                                                     1,254,545
        Capital assets                                                  875,000
        Other assets                                                    142,383
        Accounts payable and accrued liabilities                     (2,531,613)
        Notes payable                                                (1,385,000)
        Deferred revenue                                             (1,031,385)
        ------------------------------------------------------------------------
                                                                     (1,288,965)

     Goodwill                                                         2,429,965

--------------------------------------------------------------------------------
                                                                    $ 1,141,000
================================================================================

     Consideration given:
         Cash                                                       $ 1,141,000
================================================================================

     Goodwill is being amortized over a period of 10 years. At September 30, 2001, goodwill consists of:

================================================================================

     Goodwill                                                       $ 2,429,965
     Less accumulated amortization                                      (81,000)

--------------------------------------------------------------------------------
                                                                    $ 2,348,965
================================================================================

     Included in the determination of the allocation of the purchase price are certain liabilities which were determined using management's best estimate as at the date of the financial statements and are expected to be finalized during fiscal 2001.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Periods ended September 30, 2001 and 2000
(expressed in US dollars)

================================================================================


4.   Inventories:

     ===========================================================================
                                                 September 30,      December 31,
                                                          2001              2000
     ---------------------------------------------------------------------------
                                                   (Unaudited)         (Audited)

     Finished goods                                $ 2,673,317       $ 3,543,262
     Work in process                                 1,464,401           589,424
     Raw materials                                   6,604,342         3,657,967
     Replacement parts                              10,942,920         8,935,232

     ---------------------------------------------------------------------------
                                                   $21,684,980       $16,725,885
     ===========================================================================

5.   Share capital:

     During the nine-month period ended September 30, 2001, the Company issued 1,409,225 common shares pursuant to the exercise of stock options with exercise prices ranging between $3 and $47 per share and 353,420 common shares pursuant to the exercise of warrants with exercise prices ranging between Cdn$5 and $6.60 per share. Total proceeds from the issuance of these shares amounted to $19,421,317.

6.   Contingency:

     In 1995 and 1996, the Company received demand letters from the same claimant alleging patent infringement. In June 1999, the claimant filed a civil action alleging patent infringement in the United States District Court for the District of Utah against the Company and PSC Inc., one of the Company's suppliers. In addition, a similar suit has been filed in the State of Utah against one of the Company's customers. The Company is contractually bound to indemnify the customer for any damages it incurs in connection with such suit. At the Company's expense, the Company's legal counsel is defending this suit. The Company also received a letter from another party in 1999, and again in February 2001, alleging infringement of another patent.

     The Company believes these claims to be without merit and intends to vigorously defend its position. Consequently, no provision has been made in these financial statements with respect to the above claims.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Periods ended September 30, 2001 and 2000
(expressed in US dollars)

================================================================================


7.   Research and development:

     ===========================================================================
                               Three months ended           Nine months ended
                                  September 30,               September 30,
                             ----------------------    -------------------------
                                  2001         2000           2001         2000
     ---------------------------------------------------------------------------

     Research and development
        expenses             $ 511,485    $ 219,915    $ 1,413,613    $ 664,119
     Tax credits              (448,246)     (44,000)      (592,802)    (140,319)

     ---------------------------------------------------------------------------
                             $  63,239    $ 175,915    $   820,811    $ 523,800
     ===========================================================================

8.   Segmented information:

     The Company operates in one segment, the development, marketing, installation and servicing of automated transaction software and systems designed for use in the retail sector. Substantially all of the Company's revenue is derived from sales to supermarket retailers located in the United States and is denominated in US dollars. Capital assets and goodwill by geographic area are as follows:

     ===========================================================================
                                                 September 30,      December 31,
                                                          2001              2000
     ---------------------------------------------------------------------------

     Canada                                      $   3,454,948      $  2,782,757
     United States                                   3,861,665           470,391

     ---------------------------------------------------------------------------
                                                 $   7,316,613      $  3,253,148
     ===========================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Periods ended September 30, 2001 and 2000
(expressed in US dollars)

================================================================================


9. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP:

     (a)  Consolidated statement of operations:

          The reconciliation of earnings reported in accordance with Canadian GAAP with US GAAP is as follows:

     ===================================================================================================
                                           Three months ended                     Nine months ended
                                              September 30,                         September 30,
                                      ----------------------------       -------------------------------
                                             2001             2000               2001               2000
     ---------------------------------------------------------------------------------------------------
     Net earnings in accordance
       with Canadian GAAP             $ 4,550,541      $ 1,828,553       $ 11,317,860       $  4,577,132
     Stock-based compensation
       costs (1)                        8,703,560          (25,816)       (23,010,144)       (18,967,181)

     ---------------------------------------------------------------------------------------------------
     Net income (loss) in accordance
       with U.S. GAAP                  13,254,101        1,802,737        (11,692,284)       (14,390,049)

     Other comprehensive income
       (loss):
         Foreign currency translation
           adjustments                         --               --                 --         (2,136,533)

     ---------------------------------------------------------------------------------------------------
     Comprehensive income
       (loss)                         $13,254,101      $ 1,802,737       $(11,692,284)      $(16,526,582)
     ===================================================================================================

     Earnings per share:
       Basic                          $      0.87      $      0.13       $      (0.81)      $      (1.28)
       Diluted                               0.81             0.12              (0.81)             (1.28)

     ===================================================================================================

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

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Periods ended September 30, 2001 and 2000
(expressed in US dollars)

================================================================================


9. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP (continued):

     (b)  Consolidated balance sheets:

     ==================================================================================================
                                      September 30, 2001                       December 31, 2000
                              ---------------------------------       ---------------------------------
                                   Canadian                  US            Canadian                  US
                                       GAAP                GAAP                GAAP                GAAP
     --------------------------------------------------------------------------------------------------
     Shareholders' equity:
       Share capital          $ 126,476,633       $ 168,695,446       $ 107,050,914       $ 149,269,727
       Other capital                  5,282          30,288,009               9,684           7,282,267
       Retained earnings
         (deficit)               10,487,315         (60,480,463)           (830,545)        (47,788,179)
       Cumulative translation
         adjustment              (1,484,471)                 --          (1,484,471)                 --
       Accumulated other
         comprehensive loss              --          (3,018,233)                 --          (3,018,233)

     --------------------------------------------------------------------------------------------------
                              $ 135,484,759       $ 135,484,759       $ 104,745,582       $ 104,745,582
     ==================================================================================================

     (c)  New accounting standards:

          In June 2001, FASB issued SFAS 141, "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141, which replaces APB Opinion No. 16, revises the accounting standards for business combinations and is effective for acquisitions initiated after June 30, 2001. SFAS 142, which replaces APB Opinion No. 17, revises the standards in accounting for goodwill and other intangibles and is effective for fiscal years after December 15, 2001. Similar standards have been adopted by the Canadian Institute of Chartered Accountants. In addition, FASB also issued SFAS 143, "Accounting for Asset Retirement Obligations" and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company does not expect the impact of these new standards to be material.

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

Results of Operations

First Nine Months of 2001 Compared with First Nine Months of 2000

     Total revenues increased by $36,022,000, or 74%, from 2000 to 2001, due to a significant increase in sales to existing customers and the addition of new customers. Product revenue increased by $31,474,000, an increase of 68%. Service contract revenue recognized for hardware and software maintenance increased by $4,366,000, or 198%, primarily as a result of the increased number of customers that entered into service contracts.

     Total cost of sales increased by $16,232,000, or 45%, from 2000 to 2001. Overall gross margin increased as a percentage of sales from 25.5% in 2000 to 38.0% in 2001, representing primarily the increase in gross margins on product revenue. This increase resulted mainly from the fact that we began to assemble and deliver U-Scan systems from our facility in Plattsburgh, New York commencing January 2001, and from our facility in Phoenix, Arizona, commencing April 2001.

     Gross research and development expenses increased by $749,000, or 113%, from 2000 to 2001. As a percentage of total revenues, gross research and development expenses remained constant at approximately 2% for both 2001 and 2000. Research and development expenses during the period related to continued enhancements of our product lines and the development of new products.

     Selling, general, administrative and other expenses (including operating lease expenses) increased by $7,334,000, or 112%, in 2001 compared to 2000. As a percentage of total revenues, these expenses increased from 13% in 2000 to 16% in 2001. During the first nine months of 2001, we continued to expand marketing efforts through an increased tradeshow schedule and advertising campaign. In addition, we incurred increased costs in the following areas: engineering related to the design, development and early phase commercial production of casings for the redesigned, small footprint U-Scan Solo system and the integration of our recent acquisition of Alpha Microsystems.

     As a result of the increase in revenues and improved gross margin, the Company's net earnings were $11,318,000 in 2001 compared to $4,577,000 in 2000, an increase of 147%. On a per share basis, the Company earned $0.78 ($0.73 on a diluted basis), compared to $0.35 ($0.32 on a diluted basis), in 2000.

Third Quarter of 2001 Compared with Third Quarter of 2000

     Total revenues increased by $13,457,000, or 66%, from the third quarter of 2000 to the third quarter of 2001, due to a significant increase in sales from existing customers and the addition of new customers. Product revenue increased by $10,915,000, an increase of 57%. Service contract revenue recognized for hardware and software maintenance increased by $2,338,000, or 242%, as a result of the increased number of customers that entered into service contracts with us.

     Total cost of sales increased by $5,598,000, or 37%, from 2000 to 2001. Overall gross margin increased as a percentage of sales from 25.5% in 2000 to 38.6% in 2001, representing primarily the increase in gross margins on systems revenue. This increase resulted mainly from the fact that we began to assemble and deliver U-Scan systems from our facility in Plattsburgh, New York commencing January 2001, and from our facility in Phoenix, Arizona, commencing April 2001.

     Gross research and development expenses increased by $292,000, or 133%, from 2000 to 2001. As a percentage of total revenues, gross research and development expenses increased from 1% in 2000 to 2% in 2001. Research and development expenses during the period related to continued enhancements of our product lines and the development of new products.

     Selling, general, administrative and other expenses (including operating lease expenses) increased by $2,387,000, or 79%, in 2001 compared to 2000. As a percentage of total revenues, these expenses increased from 15% in 2000 to 16% in 2001. During the third quarter of 2001, we continued to expand marketing efforts through an increased tradeshow schedule and advertising campaign. In addition, we incurred additional costs in the following areas: engineering related to the design, development and early phase commercial production of casings for the redesigned, small footprint U-Scan Solo system and the integration of our recent acquisition of Alpha Microsystems.

     The Company's net earnings in the third quarter were $4,551,000 compared to $1,829,000 in the corresponding 2000 period, an increase of 149%. On a per share basis, the Company earned $0.30 ($0.28 on a diluted basis), compared to $0.13 ($0.12 on a diluted basis), in 2000.

Financial Condition

Accounts Receivable

     Accounts receivable at September 30, 2001 were $31,543,000 (December 31, 2000 - $10,485,000), of which $31,249,000 (December 31, 2000 - $8,287,000) were trade accounts receivable. Calculated in accordance with common industry practice, the Company's days outstanding of accounts receivable ("DSO's") as at September 30, 2001 were 73 days.

Inventory

     The total inventory position at September 30, 2001 was $21,685,000 (December 31, 2000 - $16,726,000). This increase is mainly attributable to the planned build-up of work in process, raw materials, and finished goods in order to provide for deliveries in the fourth quarter of 2001.

Future Income Taxes

     Current future income tax assets at September 30, 2001 were $1,456,000 as compared to $3,883,000 at December 31, 2000, a decrease of $2,427,000. This decrease is attributable to the utilization of a substantial portion of our future income tax assets to reduce taxable income for the first nine months of 2001.

Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities increased by $2,741,000, from $6,492,000 at December 31, 2000 to $9,233,000 at September 30, 2001. This
increase is primarily due to the purchase of inventories.

Deferred Revenue

     Deferred revenue increased by $2,052,000, from $35,000 at December 31, 2000 to $2,087,000 at September 30, 2001. This increase is due to hardware and software maintenance contracts being invoiced at the beginning of the year whereas the associated revenue is recognized over twelve months. In addition, approximately $760,000 of this increase is related to our recent acquisition of Alpha Microsystems.

Liquidity and Capital Resources

     As of September 30, 2001, the Company had cash and short-term investments of $88,093,000 (December 31, 2000 - $76,149,000) and working capital of
$126,720,000 (December 31, 2000 - $99,904,000).

     Operating activities used $4,503,000 in the first nine months of 2001 as compared to $15,396,000 for the first nine months of 2000. The improvement in operating cash flow resulted from increased operating earnings in 2001 compared to 2000. In the first nine months of 2001, the Company issued 1,762,645 (2000 - 644,269) common shares pursuant to the exercise of options and warrants which resulted in cash proceeds of $19,421,000 (2000 - $1,966,363).

     In the first nine months of 2001, the Company had capital expenditures of $1,833,000 (2000 - $2,046,000), principally relating to leasehold improvements, test systems and computer hardware. The Company also utilized cash of $1,100,000 in connection with the Alpha acquisition.

     The Company believes that its cash and short-term investments will be adequate to meet its liquidity needs for at least the next 12 months.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

Item 3 through 5. The registrant has nothing to report under these items.

Item 6.

(a)  Exhibits - Not applicable.

(b)  Reports on Form 8K - No reports on Form 8K were filed during the period.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             OPTIMAL ROBOTICS CORP.


Dated: October 25, 2001                 By:  /s/  Holden L. Ostrin
                                             ----------------------------------
                                                  Holden L. Ostrin
                                                  Co-Chairman


                                        By:  /s/  Gary S. Wechsler
                                             ----------------------------------
                                                  Gary S. Wechsler
                                                  Treasurer and Chief Financial
                                                  Officer