Form 10-K
period 2001-12-31
OPTIMAL ROBOTICS CORP
filed 2002-04-01
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2001

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

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

                               -------------------

               4700 de la Savane, Suite 101,                        H4P 1T7
                 Montreal, Quebec, Canada                        (Postal code)
         (Address of principal executive offices)
    Registrants telephone number, including area code:           (514) 738-8885
Securities registered pursuant to Section 12(g) of the Act:

                   Title of each class:

              Class "A" shares, no par value

Securities registered pursuant to Section 12(b) of the Act:
                           None

                               -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at March 15, 2002 (computed by reference to the last reported sale price of the common shares on the Nasdaq Stock Market on such date): $236,698,295

     Number of common shares outstanding at March 15, 2002: 15,471,335

     DOCUMENTS INCORPORATED BY REFERENCE: NONE

-------------------

     In this Form 10-K, except where otherwise indicated, references to "dollars" or "$" are to United States dollars, and references to "Cdn.$" are to Canadian dollars.

Item 1. BUSINESS

Company Overview

     We are the leading provider of self-checkout systems to retailers in the United States. Our principal product is the U-Scan(R) automated self-checkout system, which enables shoppers to scan, bag and pay for their purchases with little or no assistance from store personnel. We estimate that in 2001 U-Scan systems processed over 350 million customer transactions. The U-Scan system can be operated quickly and easily by shoppers and makes the checkout process more convenient for them. The U-Scan system also reduces the cost of checkout transactions to retailers and addresses labor shortage problems by replacing manned checkout counters with our automated self-checkout stations.

     As of December 31, 2001, we had sold 1,937 U-Scan systems, consisting of 7,706 checkout stations, across 42 states. Each U-Scan system typically includes four checkout stations and one manned supervisor terminal.

     The following chart provides information regarding the U-Scan systems we sold during the last five years:

                                                              1997       1998      1999       2000        2001
                                                              ----       ----      ----       ----        ----
     U-Scan system sales:
           Systems sold during year.....................        22         57       288        583         979
           Systems sold as at year-end..................        30         87       375        958       1,937
     U-Scan checkout stations sold as at year-end.......       120        346     1,498      3,808       7,706
     Customer transactions (millions)(1)................                   12        45        150         350

---------

(1) Estimated, based on reports provided by our customers. Prior to 1998, we did not track this data.

Our Corporate Information

     Our company was formed in 1984 and is incorporated under the federal laws of Canada. We commenced our current business in 1991. Our principal office is located at 4700 de la Savane, Suite 101, Montreal, Quebec, H4P 1T7, and our telephone number is (514) 738-8885. We have two subsidiaries, Optimal Robotics Inc., a wholly-owned Delaware corporation and Optimal Robotics (Canada) Corp., a wholly-owned Canadian corporation.

Our Industry

     We currently target supermarket and supercenter chains in the United States with average annual sales per store in excess of $12 million. According to industry sources, there are over 11,500 of these stores in the United States. The U-Scan system, which can be quickly and easily operated, addresses these shoppers' needs by providing them with more control over the checkout process.

     We believe that the potential market for self-checkout solutions includes applications beyond supermarkets and supercenters. General merchandise stores, home improvement stores and other big-box retailers have begun to purchase self-checkout systems. Other types of stores that we have identified where self-checkout systems could be used include drug stores, warehouse stores, office superstores and toy stores. Additionally, we believe that a large market for self-checkout systems exists in Europe.

     We believe that the demand for self-checkout systems will continue to grow. In addition to providing stores with a dependable and economical alternative to maintaining cashiers in express checkout lanes, we believe that self-checkout systems allow large retailers to offer shoppers the speed of a small convenience store while maintaining the greater selection and lower prices of a supermarket.

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

Our Customers

     Our most significant customers have been supermarkets and supercenters, including the following retailers:

     o    The Kroger Co.

     o Ahold NV (which includes Bi-Lo, Tops, Giant Food and Stop & Shop in the United States)

     o    Meijer Inc.

     o    The Great Atlantic & Pacific Tea Company, Inc. (A&P)

     o    Harris Teeter

     o    Price Chopper Supermarkets

     o    Loblaw Companies Limited

     These leading retailers figure prominently in the establishment of market standards, and we believe that our relationships with them and the increasing presence and use of our systems in their stores contribute to the market's growing acceptance of the U-Scan system. We also believe that shoppers' increasing familiarity with our systems at these retailers will facilitate future sales efforts, particularly with retailers who have not yet purchased our systems.

     We believe that these customers have chosen to install the U-Scan self-checkout system because it:

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

     Of the 979 systems sold in 2001, a majority were sold to The Kroger Co. through its various divisions and affiliates. The loss of this customer could have a material adverse effect upon our company.

Our Competitive Advantages

     We believe that the following competitive advantages have helped us become the leading provider of self-checkout systems to retailers in the United States:

     o the largest installed base of self-checkout systems in the United States and well-established relationships with leading retailers,

     o    an established brand name and corporate identity,

     o eight years' experience and expertise in designing self-checkout solutions for retailers,

     o    a  focused  business   strategy   targeting  the  rapidly   developing
          self-checkout market,

     o a senior management team and experienced sales force familiar with the needs of retailers, and

     o superior customer service through a 24-hours per day, 365-days per year on-line helpdesk supported by a dedicated network of service personnel.

Our Business Strategy

     Our primary objectives are to sell more U-Scan systems for installation in additional supermarkets and supercenters, to begin selling U-Scan systems and other self-checkout systems for installation in other kinds of stores, and to initiate sales of our systems in Europe.

     Key elements of our business strategy are to:

     Increase Sales in Existing and New Supermarket and Supercenter Accounts. We plan to further increase our penetration of existing customer accounts and continue to increase the size of our direct sales force in order to sell to new customers in North America. We are continuing to develop opportunities in Europe.

     Extend Retail Applications of Our Products and Services. In addition to our focus on transactions for supermarkets and supercenters, we have recently introduced new lower profile ergonomically advanced variants of our U-Scan system. Each of these new units enables customers to scan, bag and pay for their purchases with limited or no assistance from store personnel, much like the U-Scan Express(R) system, and we believe that these new units will serve to expand our potential customer base.

     Advance Our Leadership Position Through Innovation. We plan to continue to enhance our self-checkout product line through offering the most advanced peripherals and further automating certain processes of the self-checkout experience.

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

     In a typical configuration, the U-Scan system occupies the same floor space as would three manned checkout lanes. As a result, shoppers are provided with one additional checkout station.

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

     The U-Scan system easily handles bar-coded items and has been designed to accommodate non bar-coded items and items requiring compliance with specific procedures. The U-Scan system has the capacity to learn the weight of bar-coded items that it has not previously encountered. For non-bar-coded items such as produce or other items sold by weight, the shopper places the item on a separate scale that is part of the scanner and presses a specific icon on the touchscreen that alerts the system supervisor. Each U-Scan station is equipped with an overhead video camera that transmits an image of the item placed on the scale to the color video monitor located at the supervisor terminal. This enables the supervisor to identify the item for the system, which, in turn, computes the correct price for the item. At the request of some customers, the system is configured to allow shoppers to identify the non-bar-coded items being purchased, thereby eliminating the need for supervisor attention. Additionally, alcohol and tobacco product purchases automatically prompt the system supervisor to verify the purchaser's age. The system supervisor terminal is equipped with a hand-held scanner that is used to read bar codes on heavy, oversized items. Both wired and wireless models are available.

     The U-Scan system is able to handle variations on the normal bar-coded purchase. For example, it can process transactions involving products that are sold on a "per unit" basis. The system can identify multiple-unit items such as six-packs of canned beverages and partial purchases of multiple-unit items (such as five cans of a six-pack). The system also has the capability to adjust its tolerance level for deviations in an item's weight, such as where the inclusion of a prize in a cereal box would increase the weight of that box beyond the preset or previously "learned" tolerance level.

     Once a shopper has scanned all the items he or she wishes to purchase, the shopper notifies the system by pressing the appropriate icon on the touchscreen. The U-Scan system then prompts the shopper to select the form of payment. The U-Scan system can accept any form of payment, either at the self-checkout station or at the supervisor's terminal, that is accepted by cashiers, including cash, checks, credit cards, debit cards, coupons, food stamps and gift certificates. The U-Scan station can make change and dispense additional cash should the shopper choose to withdraw additional money using a credit or debit card. The U-Scan system also identifies and can handle "mix and match" payments, such as a combination of cash and coupons. Those shoppers who choose to pay with checks, food stamps or gift certificates are directed to the system supervisor to complete their transactions.

     Once the shopper has made payment and received change from the U-Scan station's bill and coin dispenser, a receipt is printed at the U-Scan station. At all times, a system supervisor is located nearby to provide prompt assistance should it be required by the shopper.

Security

     The close proximity of the system supervisor to the U-Scan stations helps to deter theft. Moreover, the U-Scan system provides an additional level of protection with a built-in, three-tier security system designed to guard against loss due to theft or human error. The security system at each U-Scan station consists of:

     o a bagging station equipped with a scale that detects any unscanned or substituted items,

     o    an  overhead   video   camera   that   discourages   non-scanning   or
          substitution, and

     o    an  integrated  payment  mechanism  that  substantially   reduces  the
          opportunity for cashier fraud or error.

     The U-Scan system weighs each item scanned. If the weight detected for the scanned item is different from the item's weight contained in the system's database, the shopper will be asked to try again and the cashier will be alerted. Should a shopper fail to scan an item that is placed on the weighing platform, the system will prompt the shopper to remove the item and scan it. Should a shopper mistakenly scan an item more than once before placing it on the weighing platform, the U-Scan station will only charge the shopper once for such item. The U-Scan system can also be customized to support a retailer's electronic anti-theft system.

Customization and Flexible Technology

     The U-Scan system can be customized to meet the individual requirements of a particular store by changing features such as the user graphics on the touchscreen and automated voice prompts. It can be programmed to include frequent shopper and other loyalty and marketing programs and is available with a multilingual touchscreen. To ensure compliance with governmental regulations, the U-Scan system can be programmed to comply with local weights and measures and federal and local laws regarding proof-of-age verification for purchases of alcohol and tobacco products.

     The U-Scan system operates on an industry-standard, PC-based platform with the Windows NT operating system, and uses readily available, off-the-shelf components. Its open architecture enables it to be integrated with most existing information systems. It can be upgraded to take advantage of new features and can generate custom management reports. The U-Scan system obtains most of the information it needs to operate from the store's information systems, just as cashier-operated terminals do. A local area network links the four checkout stations to the supervisor terminal.

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

     Optimal 6300 POS System

     The Optimal 6300 POS(TM) system is an open-architecture, PC-based point-of-sale cash register system utilizing Windows NT/95 or Novel SFTIII mirrored servers. We offer only the system software for the Optimal 6300 POS system.

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

Sales and Marketing

     We primarily market our U-Scan systems directly to customers through our own sales personnel. Consistent with our strategy of increasing distribution of the U-Scan systems, we continue to actively review and evaluate other marketing relationships.

     We have eight employees dedicated to sales and marketing. We plan to hire additional sales and marketing employees to expand our direct sales force.

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

     Before delivering a U-Scan system to the first store of a chain, we customize the system, which typically takes two months. This process may include modifying user graphics, voice instructions, functions for specific pricing, couponing methods and software to meet the store's specifications. This process also includes integrating the U-Scan system with the store's information systems so that data compiled at each U-Scan station is automatically transmitted to the store's information systems in the same way data would be compiled and transmitted by a manned cashier station.

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

     Features that have been introduced during the last 12 months include the following:

     o EAS - We have continued to refine and simplify the integration of Electronic Article Surveillance systems with any of our U-Scan systems.

     o Paging - We have introduced a paging unit that allows the U-Scan system to page a supervisor if assistance is required in the event that the supervisor is not standing at the traditional supervisor terminal.

     o U-Scan Mobile Attendant(TM) device - We have completed the development of a miniature, wireless handheld unit that allows a range of supervisor functions to be performed even when the supervisor is not standing at the traditional supervisor terminal.

     o    GUI - We have  developed  and  improved the  Graphics  User  Interface
          (GUI).

     o Remote update - We have developed new mechanisms for automated remote update of the U-Scan system software.

     We intend to increase research and development efforts in the following areas:

     o Developing new products and designs and extending our existing products into additional retail applications.

     o Adapting U-Scan self-checkout solutions for use in Europe and other international markets.

     o    Identifying  and  testing  new   (intelligent)   devices  to  increase
          reliability and improve serviceability of the U-Scan system.

     o    Developing a new lower profile, smaller footprint U-Scan system.

     o    Developing more sophisticated security algorithms.

     o Developing support for alternative lane configurations, including six lanes supervised by a single supervisor terminal.

     o    Researching the use of image recognition in self-checkout.

Our research and development expenses, net of tax credits, were approximately $1,224,000 in 2001, $913,000 in 2000 and $220,000 in 1999.

Product Assembly

     We assemble all of our systems at our Plattsburgh, New York and Phoenix, Arizona facilities. See Item 2--"Description of Properties."

Suppliers

     The U-Scan system is assembled from components that are readily available from numerous suppliers. Given the open architecture of our system, we are not dependent on any single supplier for any particular component. The U-Scan system casing is specially manufactured for us by three suppliers.

Service and Field Support

     It is essential to retailers that providers offer timely and efficient software and hardware service and support. We provide both software and hardware service and support for the U-Scan system for a fee.

     Software support is provided to all customers via our helpdesk on a 24 hours per day, 365 days per year basis. Our helpdesk and support personnel are trained to diagnose software and hardware problems that may arise in the field. Software problems are typically solved on-line, as the U-Scan system can be accessed on-line from our premises.

     Hardware support is provided by our own technicians, including through our Optimal Systems Services(TM) division, and a small number of independent service companies with whom we have contracted and who are certified by us. Alternatively, U-Scan system customers can elect to have their own facility engineering group perform hardware maintenance on the system, in which case we train such personnel.

     If there is a problem caused by a hardware malfunction, which cannot be solved by the customer with the support of our helpdesk, or another matter requiring personnel to be on-site, a technician is dispatched to assist the customer. We maintain certified technicians at our headquarters in Montreal, and in 40 states and two provinces.

Installation Personnel

     It is important that our systems are able to be quickly and reliably installed with minimal impact on store operations. Installations can be performed by our technicians, by the customer's trained and certified employees or by certified third party installers. For a typical installation by us, an experienced technician visits the store before the delivery of the system to coordinate all aspects of the installation. The goal is to ensure that our systems can be installed and fully operational within six hours.

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

Competition

     We compete against manufacturers of traditional cashier-operated terminals as well as developers of portable hand-held devices and other partially automated self-scanning devices, including NCR, Symbol Technologies and Productivity Solutions. Certain of our competitors are larger and may have greater financial, technical, and marketing resources. We believe, however, that the U-Scan system performs more functions than any other self-checkout system for retail use currently available on the market. PSC has also recently entered the self-checkout market.

     We  believe  that  the  principal   criteria  for  competition  within  the
self-checkout system market are the following:

     o    technological capability,

     o    product features,

     o    price,

     o    product support,

     o    ease of use,

     o    name recognition,

     o    distribution channel capability, and

     o    financial strength of the provider.

Intellectual Property

     We have registered or have filed applications for the registration of over one dozen different trademarks in the United States, Canada and the European Union.

     We hold patents issued in the United States, Canada and certain member states of the European Union and have additional patents pending in the United States for various components of our system. Patents pending in the United States will also be filed, within prescribed delays, in various member states to the international Patent Cooperation Treaty.

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

Employees

     As of December 31, 2001, we employed 502 (2000 - 288), full-time employees.

     Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.

Financial Information About Segments and Geographic Areas

     See note 16(a) of the notes to our consolidated financial statements, which are included in Item 8 - "Financial Statements and Supplementary Data."

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

     We are required to furnish to our shareholders annual reports containing audited consolidated financial statements certified by our chartered accountants in Canada and quarterly reports containing unaudited financial data for the first three quarters of each fiscal year following the end of the respective fiscal quarter. We prepare our consolidated financial statements in accordance with accounting principles which are generally accepted in Canada with a reconciliation to accounting principles generally accepted in the United States.

     You may request a copy of these filings at no cost, by writing or telephoning us at the following address or telephone number:

                             Optimal Robotics Corp.
                             4700 de la Savane
                             Suite 101
                             Montreal, Quebec H4P 1T7
                             Attention: Leon P. Garfinkle
                             (514) 738-8885

     We are a foreign private issuer under the rules and regulations of the Commission.

Item 2. DESCRIPTION OF PROPERTIES

Facilities

     Our headquarters are located in approximately 51,000 square feet of leased space at 4700 de la Savane, Montreal, Quebec, under a lease that expires on January 31, 2006, subject to our right to renew the lease for an additional 28-month period. Our systems are assembled in a facility located in approximately 43,000 square feet of leased space in Plattsburgh, New York, under a lease that expires on March 31, 2003, and in a facility located in approximately 26,000 square feet of leased space in Phoenix, Arizona, under a lease that expires on September 30, 2004. The Plattsburgh and Phoenix leases may be renewed for additional three-year and four-year periods, respectively. We also operate a technical support hub in approximately 19,200 square feet of leased space in Covington, Kentucky.

     We also maintain parts storage facilities in 22 states and two provinces. We intend to expand or to open additional hub facilities in the United States to support current and future installations.

     The following is a summary of our facilities:

            Facility                          Location

     Headquarters              4700 de la Savane, Montreal, Quebec

     Systems Assembly          Plattsburgh, New York and Phoenix, Arizona

     Regional Facilities/      Arizona (Phoenix, Tucson, Glendale)
      Parts Storage Hubs       California (San Diego, Santa Ana, Rocklin)
                               Colorado ( Greeley)
                               Florida (Seffner)
                               Georgia (Jonesboro, Norcross Peachtree City,
                                Marietta, Savannah)
                               Illinois (Hillside, Urbana)
                               Indiana (Indianapolis, Fisher, Mishawaka, Kokomo)
                               Kentucky (Covington, Louisville)
                               Massachusetts (Canton, Northwood)
                               Maryland (Middle River, Timonium)
                               Michigan (Grand Rapids, Flint, Canton, Lansing,
                                Warren, Fulton, Clinton Township)
                               New Jersey (Edison)
                               New York (Holtsville)
                               North Carolina (Greensboro, Raleigh, Waxhaw,
                                Huntersville)
                               Ohio (Mogadore, Pickerington)
                               Oregon (Milwaulkie, Beaverton, Springfield)
                               South Carolina (Simpsonville)
                               Tennessee (Memphis, Hermitage, Knoxville,
                                Murfeesboro)
                               Texas (Houston, Irvings)
                               Virginia (Roanoke)
                               Washington (Seattle, Kent, Snohomish, Spanaway)
                               Wisconsin (Oak Creek)
                               Ontario (Ottawa, Cambridge)
                               Quebec (Montreal)

Item 3. LEGAL PROCEEDINGS

Legal Proceedings

     In each of 1995 and 1996, we received a demand letter from the same claimant alleging that the U-Scan system infringes upon the claimant's patent. In July 1999, this claimant filed a civil action in the United States District Court for the District of Utah against us and PSC, the former assembler of the U-Scan system, alleging patent infringement. A second party also sent a demand letter to us in 1999, and again in February 2001, alleging a different patent infringement. Although after consultation with counsel, we believe that the former claimant should not prevail in its lawsuit and that the latter claimant should not prevail if a lawsuit is brought to assert its claim, and that these claims will not have a material adverse effect on our business or prospects, no assurance can be given that a court will not find that the system infringes upon one or both of such claimants' rights. A determination by a court that the system infringes upon either of the claimant's rights would have a material adverse effect on our business and results of operations.

     A subsidiary of Kroger has also been sued by the same claimant in the State of Utah based upon the same issues underlying the suit filed against us in 1999. At our expense, our counsel is also defending the subsidiary of Kroger in such action. Furthermore, we are contractually bound to indemnify Kroger for any damages that it may incur in connection with such suit.

     We are also party to litigation arising in the normal course of operations. We do not expect the resolution of such matters to have a materially adverse effect on our financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     (a)  Market Information

          Our common shares trade on the Nasdaq National Market under the symbol "OPMR." The following table sets forth the range of high and low bid prices for our common shares as reported by the Nasdaq Stock Market.

                                                        Nasdaq Stock Market
                                                        -------------------
                                                        $ High        $ Low
                                                        -------       -----
          2002
          1st Quarter (through March 15, 2002).....      36.15         13.86

          2001
          1st Quarter..............................      38.38         25.56
          2nd Quarter..............................      38.15         23.19
          3rd Quarter..............................      53.48         24.50
          4th Quarter..............................      37.77         18.47

          2000
          1st Quarter..............................      47.00         30.50
          2nd Quarter..............................      46.25         33.38
          3rd Quarter..............................      40.88         25.25
          4th Quarter..............................      41.75         25.88

          Prior to September 2000, our common shares were quoted sporadically in the Canadian Dealing Network. In September 2000, the Canadian Dealing Network merged with The Canadian Venture Exchange. Our common shares are not listed on The Canadian Venture Exchange.

     (b)  Holders

          At March 15, 2002, there were 1,846 stockholders of record of our common shares.

     (c)  Dividends

          Our policy is to retain all earnings, if any are realized, for the development and growth of our business. We have never declared or paid cash dividends on our common shares and we do not anticipate paying cash dividends in the foreseeable future. Any determination to pay dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, limitations contained in loan agreements, if any, and such other factors as our Board of Directors deems relevant.

Item 6. SELECTED FINANCIAL AND OTHER DATA

     The following selected financial data as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 are derived from and are qualified by reference to our audited consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data." The following selected financial data as of December 31, 1998 and 1997 and for the years ended December 31, 1998 and 1997 are derived from our audited financial statements, as restated for a change in reporting currency, that are not included herein. Effective December 31, 1998, we adopted the U.S. dollar as the reporting currency for our financial statements. The financial data for all periods prior to 1999, for Canadian generally accepted accounting principle
(GAAP) purposes, are presented in U.S. dollars in accordance with a translation of convenience method using the representative exchange rate at December 31, 1998 of US$1.00=Cdn.$1.5333--see note 2 of the notes to our consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data."

     The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, the related notes and the other financial information included elsewhere in this Form 10-K.

     The selected financial data are prepared on the basis of Canadian GAAP, which is different in some regards from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP in regard to our consolidated financial statements, see note 19 of the notes to our consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data."

                                                                                      Year ended December 31,
                                                                  -----------------------------------------------------------------
                                                                     2001          2000          1999          1998         1997
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                          (U.S. dollars, in thousands except per share data)
Income Statement Data:
Revenues .....................................................    $ 101,421     $  60,971     $  29,634     $   5,618     $   3,397
Cost of sales ................................................       63,159        45,558        23,457         5,135         2,709
                                                                  ---------     ---------     ---------     ---------     ---------
Gross margin .................................................       38,262        15,413         6,177           483           688
Selling, general, administrative and other expenses ..........       21,280        10,629         6,126         4,633         2,359
Research and development expenses, net of tax credits ........        1,224           913           220           210           294
Write-down of inventory ......................................           --            --           604            --            --
Investment income ............................................       (3,148)       (3,896)         (893)         (449)         (584)
                                                                  ---------     ---------     ---------     ---------     ---------
Earnings (loss) before income taxes ..........................       18,906         7,767           120        (3,911)       (1,381)
Provision for (recovery of) income taxes .....................        9,600         2,972        (3,532)           --            --
                                                                  ---------     ---------     ---------     ---------     ---------

Net earnings (loss) ..........................................    $   9,306     $   4,795     $   3,652     $  (3,911)    $  (1,381)
                                                                  =========     =========     =========     =========     =========
Weighted average number of common shares outstanding
   (thousands) ...............................................       14,705        13,104         9,699         7,464         7,410
Weighted average diluted number of common shares
   outstanding (thousands)(1) ................................       15,573        14,499        10,929         7,464         7,410
Basic net earnings (loss) per common share(2) ................    $    0.63     $    0.37     $    0.38     $   (0.52)    $   (0.19)
                                                                  =========     =========     =========     =========     =========
Diluted net earnings (loss) per common share(1)(2) ...........    $    0.60     $    0.33     $    0.33     $   (0.52)    $   (0.19)
                                                                  =========     =========     =========     =========     =========

Other data (unaudited):
U-Scan system sales:
      Systems sold during year ...............................          979           583           288            57            22
      Systems sold as at year-end ............................        1,937           958           375            87            30
U-Scan self-checkout stations sold as at year-end ............        7,706         3,808         1,498           346           120
Customer transactions (millions)(3) ..........................          350           150            45            12

Balance Sheet Data:                                                                         December 31,
                                                                  -----------------------------------------------------------------
                                                                     2001          2000          1999          1998         1997
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                                    (U.S. dollars, in thousands)
Cash, cash equivalents and short-term investments ............    $ 104,104     $  76,149     $  29,136     $   6,063     $  10,354
Working capital ..............................................      124,850       100,030        36,032         7,319        10,783
Total assets .................................................      147,391       111,273        44,206         9,329        11,848
Shareholders' equity .........................................      133,473       104,746        39,705         7,596        11,072

U.S. GAAP Financial Data:                                                              Year Ended December 31,
                                                                  -----------------------------------------------------------------
                                                                     2001          2000          1999          1998         1997
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                          (U.S. dollars, in thousands except per share data)
Revenues .....................................................    $ 101,421     $  60,971     $  29,634     $   5,618     $   3,397
Net loss .....................................................      (23,294)      (14,105)       (5,575)      (16,403)       (6,806)
Basic and diluted net loss per common share ..................        (1.58)        (1.08)        (0.57)        (2.20)        (0.92)

                                                                                            December 31,
                                                                  -----------------------------------------------------------------
                                                                     2001          2000          1999          1998         1997
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                                    (U.S. dollars, in thousands)
Total assets .................................................    $ 147,391     $ 111,273     $  44,191     $   9,312     $  12,679

(1) In 2001, we adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to the calculation of diluted earnings per share, which requires the use of the treasury stock method. The new recommendations have been applied retroactively and accordingly, all figures presented for periods prior to 2001 have been adjusted to conform to the new recommendations. See note 2(n) of the notes to our consolidated financial statements, which are included in Item 8-- "Financial Statements and Supplementary Data."

(2) See note 15 of the notes to our consolidated financial statements, which are included in Item 8-- "Financial Statements and Supplementary Data," for supplementary measure of net earnings per share.

(3) Estimated, based on reports provided by our customers. Prior to 1998, we did not track this data.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of our company should be read in conjunction with our consolidated financial statements for the years ended December 31, 2001, 2000 and 1999, which are included in Item 8--"Financial Statements and Supplementary Data", and the factors set forth below under "Forward-Looking Statements." All dollar amounts, other than those expressed in millions of dollars, have been rounded to the nearest thousand.

Overview

     We are the leading provider of self-checkout systems to retailers in the United States. Our principal product is the U-Scan automated self-checkout system which enables shoppers to scan, bag and pay for their purchases with little or no assistance from store personnel.

     As of December 31, 2001, we had sold 1,937 U-Scan systems, consisting of 7,706 checkout stations, across 42 states. Based on reports provided by our customers, we estimate that in 2001, U-Scan systems processed over 350 million customer transactions. The U-Scan system can be operated quickly and easily by shoppers and makes the checkout process more convenient. The U-Scan system reduces the cost of checkout transactions to retailers and addresses labor shortage problems by replacing manned checkout counters with our automated self-checkout stations.

     We believe that the potential market for self-checkout solutions includes applications beyond supermarkets and supercenters. General merchandise stores, home improvement stores and other big-box retailers have begun to purchase self-checkout systems. Other types of stores that we have identified where self-checkout systems could be used include drug stores, warehouse stores, office superstores and toy stores.

     We prepare our consolidated financial statements in accordance with accounting principles which are generally accepted in Canada with a reconciliation to accounting principles generally accepted in the United States, as disclosed in note 19 of the notes to our consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data."

Seasonality

     Our revenue and gross margins vary from quarter to quarter as a result of the level of business volumes and seasonality of demand.

     Our contracts with key customers generally provide a framework for the overall relationship with the customer. Actual production volumes are based on purchase orders for the delivery of systems. We minimize risk relative to our production inventory by ordering materials and components mainly to the extent necessary to satisfy existing customer orders.

     Our annual and quarterly operating results are primarily affected by the level and timing of customer orders. Historically, we have experienced seasonal variation in revenue, with revenue typically being highest in the second and third quarters and lowest in the first and fourth quarters.

Trends in our costs

     Gross margins on the sale of U-Scan systems are expected to increase during the course of 2002. The increase is expected to result from greater efficiencies over the assembly function of the U-Scan system, and the ability to leverage our component requirements.

     We continue to focus on taking advantage of economies of scale and reducing the costs of installing and servicing our systems. One of the primary responsibilities of our purchasing department is sourcing of new suppliers and obtaining the best possible component prices.

     As a result of our continuing cost-cutting initiatives, we experienced a reduction in some of our component costs in 2001. The decrease in the overall cost per system was a direct result of the increase in the number of U-Scan systems sold. We believe that as the number of firm commitments we have to purchase the U-Scan increases, we will be able to leverage our increased component requirements into lower prices from suppliers.

     We continue to make significant investments in our infrastructure to support our plan to further increase our penetration of existing customer accounts and sell to new customers.

Acquisition of Alpha Microsystems

     On May 29, 2001, we acquired certain assets and the ongoing business of Alpha Microsystems, LLC ("Alpha"), based in Santa Ana, California, for a total purchase price of approximately $6.8 million, of which $5.7 million was paid by the assumption of liabilities and $1.1 million was paid in cash. The acquired assets formed the basis for the Optimal Systems Services division of our company. Optimal System Services performs installation and on-site service support for the U-Scan systems as well as computer hardware maintenance support for third party accounts. See note 3 of the notes to our consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data."

Critical accounting policies

     In December 2001, the Commission released "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." According to the Commission release, accounting policies are among the "most critical" if they are, in management's view, most important to the portrayal of the company's financial condition and results and most demanding on their calls on judgment.

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in Canada. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are:

          o Revenue Recognition: Over 90% of our revenues are derived from the sale of our U-Scan systems. Revenue from these product sales is recognized upon shipment, delivery or upon customer acceptance of the product, based upon the terms as defined in the customer contract. In general, sales to a retail chain follow a three-step process, in which the customer takes delivery of a single U-Scan station, then places a full system in a store for evaluation and finally decides whether to commit to a volume order. No revenue is recognized for a new customer until the customization and integration process is complete and accepted by the customer. Installation service revenue, which is billed separately from product sales, is recognized at the time the service has been provided to the customer. Installations can be performed by our technicians, by the customer's trained and certified employees, or by certified third party installers. Revenue from maintenance, which is subject to separate service and support contracts, is deferred and amortized ratably over the term of the contract.

          o Inventory: Raw material inventories are stated at the lower of landed cost and replacement cost. Finished goods and work in process inventories are stated at the lower of cost and net realizable value. Cost is determined on the basis of actual costs.

     In order to provide maintenance and repair services to our customers, we are required to maintain significant levels of replacement parts. Parts are stated at cost, less an allowance for obsolescence and shrinkage. The costs of refurbishing parts are included in the cost of sales as incurred.

     Periodic revisions to allowance estimates are required, based upon the evaluation of several factors, including changes in estimated product life cycles, usage levels, and technology changes. Changes in these estimates are reflected immediately in income.

Supplementary measure of net earnings

     As a result of unrealized foreign exchange gains which arise on the conversion of short-term investments and other monetary assets and liabilities into Canadian dollars for purposes of determining taxable income under Canadian income tax regulations, we recorded a future tax liability in the amount of approximately $2.2 million in 2001. Because the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains do not impact earnings before income taxes even though the income tax provision includes a tax liability for these gains. To illustrate the impact of the foreign exchange gains, management has also included in this discussion a supplementary measure of net earnings for its operating performance, which excludes the effects of future income taxes on unrealized foreign exchange gains. Supplementary net earnings is not a measure of performance under Canadian GAAP or U.S. GAAP and should not be considered in isolation or as a substitute for net earnings prepared in accordance with Canadian GAAP or U.S. GAAP. See note 15 of the notes to our consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data."

Functional currency

     During the third quarter of fiscal 2000, we determined that our functional currency had clearly changed from the Canadian dollar to the U.S. dollar as at the beginning of the quarter. As a result of this change, which has been applied prospectively from July 1, 2000, transactions denominated in currencies other than the U.S. dollar are translated into U.S. dollars using the temporal method. Under this method, monetary assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing at the dates of the respective transactions. Translation gains and losses are reflected in the statement of operations.

     Prior to July 1, 2000, our functional currency was the Canadian dollar. Accordingly, the financial statements were translated from Canadian dollars into U.S. dollars using the current rate method. Gains and losses resulting from translation of the financial statements were included in the cumulative translation adjustment in shareholders' equity. The translated amounts for the non-monetary items as at June 30, 2000 become the historical basis for those items in subsequent periods. With the adoption of the U.S. dollar as our functional currency on July 1, 2000, the amount of the cumulative translation adjustment has not changed.

Goodwill and other intangible assets

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141, which replaces APB Opinion No. 16, revises the accounting standards for business combinations and is effective for acquisitions initiated after June 30, 2001. SFAS 142, which replaces APB Opinion No. 17, revises the standards in accounting for goodwill and other intangibles and is effective for fiscal years beginning after December 15, 2001. Similar standards have been adopted by the Canadian Institute of Chartered Accountants. Effective for our fiscal year beginning January 1, 2002, SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, with the effect that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. In addition, SFAS 142 requires acquired intangible assets to be separately recognized if the benefit of the intangible assets is obtained through contractual or other legal right, or if the intangible assets can be sold, transferred, licensed, rented or exchanged.

     As of January 1, 2002, we had unamortized goodwill in the amount of $2.7 million, and unamortized identifiable intangible assets in the amount of $905,000, all of which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $141,750 for the year ended

December 31, 2001. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our consolidated financial statements at the date of this Form 10-K, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Financial Condition

     Our cash and short-term investment portfolio amounted to $104,104,000 as at December 31, 2001, compared to $76,149,000 as at December 31, 2000. The increase relates primarily to free cash flows generated by our company of $8,534,000 and proceeds received from the exercise of options and warrants of $19,421,000. Free cash flows in 2001 were comprised of cash flows from operations less cash used for the purchase of capital assets and the completion of the Alpha acquisition discussed above. Our portfolio of short-term investments consists of short-term discounted notes with a weighted average effective yield of 1.85%. Our investments are liquid and investment grade. The portfolio is invested in U.S. and Canadian dollar denominated securities, which are short-term to minimize interest rate risk.

     Our inventory position at year-end was $22,355,000, up from $16,726,000 at the end of 2000. The year-end inventory position included $2,779,000 of finished goods and $542,000 of work in process, compared to $3,543,000 of finished goods and $589,000 of work in process in 2000. The increase in 2001 resulted from the increase in our customer base and the additional inventory that we required since we commenced assembling our products on January 1, 2001. In addition, included in the inventory were raw materials and replacement parts amounting to $6,970,000 and $12,064,000, respectively, for 2001 and $3,658,000 and
$8,935,000, respectively, for 2000. The increase in raw materials is attributable to the fact that we began assembling our U-Scan systems in January 2001. The replacement part inventory increased in order to service additional systems sold during the year. We believe that, considering our current installed base and our anticipated sales for 2002, this level of replacement parts is appropriate for the current servicing and support of our customers.

     We have no long-term debt. Shareholders' equity as at December 31, 2001 was $133,473,000 as compared to $104,746,000 as at December 31, 2000.

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

     The summary financial data are prepared on the basis of Canadian GAAP, which is different in some regards from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP in regard to our consolidated financial statements, see note 19 of the notes to our consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data."

                                                                    For the quarter ended
                                ---------------------------------------------------------------------------------------------
                                Dec. 31,     Sept. 30,   June 30,   March 31,    Dec. 31,   Sept. 30,    June 30,   March 31,
                                  2001         2001        2001        2001        2000        2000        2000        2000
                                --------     --------    --------    --------    --------    --------    --------    --------
                                                      (U.S. dollars, in thousands except per share data)
                                                                          (unaudited)
Revenues ....................   $ 16,971     $ 33,757    $ 31,085    $ 19,608    $ 12,543    $ 20,301    $ 16,123    $ 12,004
Cost of sales ...............     10,836       20,718      19,334      12,271       9,467      15,120      11,957       9,014
                                --------     --------    --------    --------    --------    --------    --------    --------
Gross margin ................      6,135       13,039      11,751       7,337       3,076       5,181       4,166       2,990
                                --------     --------    --------    --------    --------    --------    --------    --------
Earnings before income taxes          15        7,809       6,940       4,142         354       2,962       3,317       1,135
Provision for income taxes ..      2,028        3,258       2,692       1,622         136         133       1,269         434
                                --------     --------    --------    --------    --------    --------    --------    --------
Net earnings (loss) .........   $ (2,012)    $  4,551    $  4,248    $  2,520    $    218    $  1,829    $  2,047    $    701
                                ========     ========    ========    ========    ========    ========    ========    ========

Basic net earnings (loss) per
   common share .............   $  (0.13)    $   0.30    $   0.30    $   0.18    $   0.02    $   0.13    $   0.15    $   0.06
Diluted net earnings
   (loss) per common share(1)   $  (0.13)    $   0.28    $   0.28    $   0.17    $   0.01    $   0.12    $   0.14    $   0.06

Other data:
U-Scan systems
   sold during quarter ......        139          325         315         200         114         196         158         115

(1) In 2001, we adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to the calculation of diluted earnings per share, which requires the use of the treasury stock method. The new recommendations have been applied retroactively and accordingly, all figures presented for periods prior to 2001 have been adjusted to conform to the new recommendations. See note 2(n) of the notes to our consolidated financial statements, included in Item 8- "Financial Statements and Supplementary Data."

     The following table sets forth, for the periods indicated, income statement data expressed as a percentage of total revenues:

                                                                    For the quarter ended
                                ---------------------------------------------------------------------------------------------
                                Dec. 31,     Sept. 30,   June 30,   March 31,    Dec. 31,   Sept. 30,    June 30,   March 31,
                                  2001         2001        2001        2001        2000        2000        2000        2000
                                --------     --------    --------    --------    --------    --------    --------    --------
                                                                          (unaudited)
Revenues ....................      100.0%       100.0%      100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
Cost of sales ...............       63.9         61.4        62.2        62.6        75.5        74.5        74.2        75.1
                                --------     --------    --------    --------    --------    --------    --------    --------
Gross margin ................       36.1         38.6        37.8        37.4        24.5        25.5        25.8        24.9
                                --------     --------    --------    --------    --------    --------    --------    --------
Earnings before
    income taxes ............        0.0         23.1        22.3        21.1         2.8        14.6        20.6         9.4
Provision for
    income taxes ............       11.9          9.7         8.7         8.2         1.1         5.6         7.9         3.6
                                --------     --------    --------    --------    --------    --------    --------    --------
Net earnings (loss) .........      (11.9)%       13.4%       13.6%       12.9%        1.7%        9.0%       12.7%        5.8%
                                ========     ========    ========    ========    ========    ========    ========    ========

Results of Operations

2001 Compared with 2000

     Total revenues increased by $40,451,000, or 66%, from 2000 to 2001. Sales of our U-Scan systems grew from 583 systems in 2000 to 979 systems in 2001, producing $33,512,000 of additional systems revenues, an increase of 58%. The growth in sales was due to a significant increase in orders from existing customers as well as new customers. Service contract revenue recognized for hardware and software maintenance increased by $6,682,000, or 198%, in part because of the increased number of customers that entered into service contracts with us after purchasing U-Scan systems and in part due to the service revenues generated by the Optimal Systems Services division of our company, which was established following completion of the Alpha acquisition discussed above. In total, service revenues accounted for approximately 8.5% of our total revenues in 2001 (2000- 5.1%).

     Total cost of sales increased by $17,601,000, or 39%, from 2000 to 2001. Overall gross margin increased as a percentage of sales from 25% in 2000 to 38% in 2001, primarily due to the increase in gross margin on system sales. This margin increase resulted primarily from the fact that commencing January 1, 2001 we began to assemble all of our U-Scan systems.

     Gross research and development expenses increased by $966,000, or 91%, from 2000 to 2001. As a percentage of total revenues, gross research and development expenses remained constant at 2% for both 2000 and 2001. Research and development expenses during the year included the cost of the completion of the U-Scan Mobile Attendant device and the development of an electronic signature capture interface and process; a paging feature; a lower profile, smaller footprint U-Scan system; and the improvement of the graphics user interface
(GUI).

     Selling, general, administrative and other expenses (including operating lease expenses) increased by $10,651,000, or 100%, in 2001 compared to 2000. As a percentage of total revenues, these expenses increased from 17% to 21%. The increase in selling, general, administrative and other expense in 2001 was primarily due to increased investment in sales and marketing, support and administrative staff required to service the increased customer base and strategic acquisitions.

     The provision for income taxes amounted to $9,600,000 in 2001 as compared to $2,972,000 in 2000. We have utilized all unclaimed scientific research and experimental development expenditures and federal investment tax credits carried forward to reduce our cash taxes payable for 2001.

     Our effective tax rate for 2001 was 51% as compared to 38% during the same period for 2000. The increase was due to Canadian income taxes recognized on foreign exchange gains in the amount of approximately $2.2 million. Because our consolidated financial statements are presented in U.S. dollars, the foreign exchange gains which, for Canadian income tax purposes, arise on the conversion into Canadian dollars of our net monetary assets denominated in U.S. dollars create a tax liability even though foreign exchange gains do not impact our earnings before income taxes. Excluding the effect of Canadian income taxes on these foreign exchange gains, the effective tax rate in 2001 would have been 39% instead of 51%.

     Net income in 2001 was $9,306,000 (or $0.60 per share (diluted)), compared to $4,795,000 in 2000 (or $0.33 per share (diluted)), an increase of 94%. As a measure of our financial performance, management uses supplementary net earnings of operating performance. Supplementary net earnings exclude the effect of future income taxes on unrealized foreign exchange gains, as discussed in note 15 of the notes to our consolidated financial statements, which are included in
Item 8--"Financial Statements and Supplementary Data." Excluding the income taxes on the foreign exchange gains, supplementary measure of net earnings is $11,479,000 for 2001, an increase of 139% compared with $4,795,000 for 2000. On a per-share basis, the supplementary measure of net earnings is $0.78 (basic) and $0.74 (diluted) for 2001, as compared to $0.37 (basic) and $0.33 (diluted) for 2000.

2000 Compared with 1999

     Total revenues increased by $31,336,000, or 106%, from 1999 to 2000. Sales of our U-Scan systems grew from 288 systems in 1999 to 583 systems in 2000, producing $29,049,000 of additional systems revenues, an increase of 103%. The growth in sales was due to a significant increase in orders from existing customers. Service contract revenue recognized for hardware and software maintenance increased by $2,370,000, or 238%, because of the increased number of customers that entered into service contracts with us after purchasing U-Scan systems.

     Total cost of sales increased by $22,101,000, or 94%, from 1999 to 2000. Overall gross margin increased as a percentage of sales from 21% in 1999 to 25% in 2000, primarily representing the increase in gross margin on system sales. This increase resulted primarily from taking advantage of economies of scale and reducing the costs of installing our systems.

     Gross research and development expenses increased by $97,000, or 10%, from 1999 to 2000. As a percentage of total revenues, gross research and development expenses decreased from 3% in 1999 to 2% in 2000. This percentage decrease resulted from the substantial increase in the number of systems sold in 2000 as compared to 1999. Research and development expenses during the year included the cost of the development of the biometrics support feature and the U-Scan Mobile Attendant device.

     As at December 31, 2000, for Canadian income tax purposes, we were entitled to defer and deduct in future years certain scientific research and experimental development expenditures incurred to that date. As of

December 31, 2000, the amount of such deferred deductions was Cdn.$3,228,000 (approximately US $2,153,000) for Canadian federal income tax purposes and Cdn.$3,363,000 (approximately US $2,243,000) for Quebec provincial income tax purposes. These deductions could be carried forward indefinitely. In addition, we had non-refundable investment tax credits of approximately Cdn.$836,000 (approximately US $558,000), which could be carried forward to reduce Canadian federal income taxes payable and which would expire in various years through 2010.

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

     With respect to the future income tax assets recorded as at December 31, 2000, we determined that it was still more likely than not that we would earn sufficient taxable income during the allowable carry-forward period to fully realize all of our future income tax assets. Our ability to ultimately realize these future income tax assets was dependent upon our realizing certain sales levels within the allowable carry-forward period, thus creating sufficient taxable income to realize the benefit of these assets. Our ability to realize these assets was also dependent on effective control over our selling, general and administrative expenses. Our determination that we would realize these tax assets was based upon the fact that we had purchase commitments for a large number of systems which covered a substantial portion of our fiscal 2001 budgeted sales target, there was a positive trend in our profitability and sales levels and we expected our gross and operating margins to increase as a result of our having assumed the assembly responsibility for our systems.

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

Liquidity and Capital Resources

     As of December 31, 2001, we had cash, cash equivalents and short-term investments of $104,104,000 (2000 - $76,149,000), and working capital of $124,850,000 (2000 - $100,030,000).

     Operating activities generated $13,678,000 of cash and cash equivalents in 2001, as compared to using $8,631,000 in 2000. In 2001, we issued 1,762,645 common shares pursuant to the exercise of options and warrants, which resulted in net cash proceeds of $19,421,000. In 2000, we issued 1,625,000 common shares pursuant to a public offering and 646,449 common shares pursuant to the exercise of options and warrants, which resulted in net cash proceeds of $58,682,000 and $1,984,000, respectively.

     In 2001, we acquired certain assets and the ongoing business of Alpha for a cash consideration of $1,141,000, as discussed above. In addition we had capital expenditures of $4,004,000, which principally related to computer equipment and software, testing units and a customer list purchased from one of Alpha's customers.

     In 2000, we had capital expenditures of $3,070,000, which principally related to computer equipment, testing units and leasehold improvements related to the expansion of our head office premises, our facility in Plattsburgh and the opening of our facility in Phoenix.

     We believe that our cash, cash equivalents and short-term investments will be adequate to meet our needs for at least the next 12 months.

     We have no financial obligations of significance other than long-term lease commitments for our premises in the United States and Canada. These are summarized in note 12(a) of the notes to our consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data."

Forward-Looking Statements

     This Form 10-K  contains  certain  forward-looking  statements  within  the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Words such as "expects", "intends", "anticipates", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of our company or any other person that the objectives and plans of our company will be achieved.

     The following factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors discussed below may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

     WE PRINCIPALLY DEPEND ON ONE LINE OF PRODUCTS. Our near-term success depends principally on the sales volume of one line of products, the U-Scan self-checkout system. Our longer-term success depends upon the continued acceptance of and demand for this one product line, as well as new products that we may bring to market. If the U-Scan systems experience significant problems, competition from superior technology, or customer resistance, we could be harmed significantly.

     Sales growth will depend on our generating additional orders from existing U-Scan system customers, as well as finding new customers for the system. We believe that our customers will only purchase the system if they conclude that shoppers will use it and that there are financial benefits to their stores from its installation. We believe that shoppers will use the system only if it is convenient, easy to use and reliable.

     WE RELIED ON ONE CUSTOMER FOR A MAJORITY OF OUR REVENUES IN 2001. One significant customer, through its various divisions and affiliates, accounted for more than half of our revenues in 2001, and we rely on this customer's continued willingness to purchase our U-Scan systems. We may not be able to generate new customers for our U-Scan systems.

     WE MAY NOT BE ABLE TO MANAGE OUR GROWTH. In recent years, we have experienced significant growth in sales. As a result, we have had to hire and train additional skilled personnel. Should sales continue to increase, we will have to hire and train even more personnel to customize, install and support our U-Scan systems. There is no assurance that we will be able to hire the skilled personnel we will need to meet increased demand, should it develop. This is particularly true for installation and support personnel, for whom there is significant competition. If we are unable to hire such personnel, our sales may be adversely affected. Despite our recent growth, we are still a small company, and should demand for our products be unexpectedly strong, we may be unable to fill our orders.

     WE RELY ON THIRD PARTY SUPPLIERS. The U-Scan system is assembled from components that are readily available from numerous suppliers. Although we may use a single supplier for particular components, given the open architecture of our system, we are not dependent on any single supplier for any particular component. Nevertheless, should any of our suppliers fail to deliver components to us in a timely manner, it could disrupt our business.

     OUR U-SCAN SYSTEMS ARE ASSEMBLED AT TWO FACILITIES. We assemble our systems at our main facility in Plattsburgh, New York and at our facility in Phoenix, Arizona. A disruption of operations at any of our facilities for any reason, including labor unrest or natural disaster, could have a short-term adverse effect upon our business and results of operations.

     WE MAY NOT BE ABLE TO KEEP PACE WITH CHANGES IN TECHNOLOGY. The self-checkout industry is rapidly developing. The technology used by the U-Scan system is changing rapidly, in part due to the evolving demands of our customers. To be successful, we will have to anticipate the demands of our customers and improve our existing product line and develop new products to satisfy them. If we fail to improve and develop products by the times and at the prices demanded by our customers, our business and prospects may be adversely affected. Our competitors may introduce new technology that is better than ours. If so, we will have to improve our technology in order to remain competitive. If we are unable to do so, there might be an adverse impact on us.

     WE DEPEND UPON KEY PERSONNEL. Our future success depends to a great extent on the continued services of our senior management and other key personnel, including sales people. Our success will also depend upon our ability to hire and retain qualified personnel to assemble, install and support our systems, to improve our existing products and to develop new ones. These people will include:

     o    programmers and other software engineers,

     o    project managers,

     o    installers, and

     o    hardware and software support personnel.

     The competition for these people may be significant, despite current economic conditions. Should we have difficulty hiring or retaining qualified personnel, it could adversely affect our business and prospects.

     COMPETITION COULD REDUCE REVENUE FROM THE U-SCAN SYSTEM. The market for checkout systems is very competitive. The chief rival for our U-Scan system is the traditional manned checkout counter. Although the use of automated self-checkout systems such as the U-Scan system is relatively new, we expect increasing competition for sales of this product. The barriers to entering this market may be low. Certain of our competitors are larger and may have greater financial and other resources. Competitors include NCR, Symbol Technologies and Productivity Solutions. PSC has also recently entered the self-checkout market. We may not be able to compete successfully against these and other companies with greater financial and other resources. In the event that general economic conditions result in reduced demand in our industry, our competitors could develop aggressive pricing practices, which, in turn, could result in price reductions, negatively affecting our operating results, reducing our profit margins and potentially leading to a loss of market share.

     OUR PRODUCTS MAY CONTAIN DEFECTS. Our products, including the U-Scan system, are complex and, despite extensive testing, may contain undetected flaws when first installed for a new customer. This is particularly true of the software in the U-Scan system, which must be adapted to each customer's information systems. If serious, any such flaws could prevent or delay market acceptance of our products and cause us to incur substantial re-engineering expenses.

     THE ADVERSE RESOLUTION OF LITIGATION AGAINST US COULD ADVERSELY IMPACT OUR BUSINESS. We are currently a defendant in an action alleging that the U-Scan system infringes upon the claimant's patent, and a second party has sent a demand letter to us alleging a different patent infringement. See Item 3 - "Legal Proceedings." We are and may in the future be subject to other litigation arising in the normal course of our business. Litigation may be time consuming, expensive and distracting from the conduct of our business, and the outcome of litigation is difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations, and financial condition.

     ORGANIZED LABOR MAY RESIST U-SCAN. The U-Scan system displaces cashiers. For this reason, organized labor may seek provisions in collective bargaining agreements that prevent stores from purchasing the system.

     WE MAY BE VULNERABLE TO TECHNOLOGICAL PROBLEMS. We are a technology-oriented company and depend to a significant degree upon our ability to communicate on-line or by telephone with the systems that we have sold. If we are unable to access these systems due to technological problems beyond our control, it will have a material adverse effect on our ability to assist our customers. Additionally, if our customers are unable to reach us by telephone or via the Internet, we will also be unable to respond to questions or address serious problems faced by these customers. If our ability to communicate with our systems or our customers is impaired, our business may be adversely affected. The Internet is subject to security and privacy breaches, which may impact us or our customers.

     ECONOMIC CONDITIONS IN THE UNITED STATES AND CANADA, AFFECTING THE SELF-CHECKOUT INDUSTRY, ARE BEYOND OUR CONTROL AND MAY RESULT IN REDUCED DEMAND AND PRICING PRESSURE ON OUR PRODUCTS. There are trends and factors affecting the self-checkout industry, which are beyond our control and may affect our operations. Such trends and factors include:

     o adverse changes in the public and private equity and debt markets and the ability of our customers to obtain financing or to fund capital expenditures;

     o visibility to, and the actual size and timing of, capital expenditures by our customers;

     o    the effects of war or acts of terrorism.

     Reduced capital spending and/or negative economic conditions in the United States and Canada could result in reduced demand for or pricing pressures on our products. Reduced capital spending and/or negative economic conditions in Europe could affect our plan to initiate sales of our systems in Europe.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates.

     Interest rate and foreign currency exchange rate sensitivity table

                                                         December 31, 2001
                                                     --------------------------
                                                     Maturing in        Fair
                                                     -----------        ----
                                                         2002          Value(1)
                                                         ----          --------
                                                           (U.S. dollars)

Short-term  discounted  notes  denominated in
U.S.  and  Canadian  dollars,  held for other
than  trading   purposes,   with  a  weighted
average  effective  yield  of  1.85%  (2000 -
6.5%),  maturing  between  March 19, 2002 and
May 31, 2002 (2000 - matured  between January
26,  2001  and  November  15,  2001),  with a
maturity value of $94,571,000.......................  $94,487,000    $94,635,000

(1) Fair value has been determined based upon quoted market values as at December 31, 2001.

     We are exposed to foreign currency exchange rate fluctuations. A significant portion of our expense is paid in Canadian dollars, while substantially all of our revenues are earned in U.S. dollars. If the Canadian dollar strengthens in relation to the U.S. dollar, the effective cost of our expenses (as reported in U.S. dollars) will increase. We have never tried to hedge our exchange rate risk, do not plan to do so and may not be successful should we attempt to do so in the future. We are also exposed to interest rate fluctuation risk, which we do not systematically manage. We presently invest in short-term investment grade paper.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




AUDITORS' REPORT TO THE SHAREHOLDERS


We have audited the consolidated balance sheets of Optimal Robotics Corp. as at December 31, 2001 and the consolidated statements of operations, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

The consolidated financial statements as at December 31, 2000 and for each of the years in the two-year period ended December 31, 2000 were audited by other auditors who expressed an opinion without reservation on those statements in their report dated February 9, 2001.


/s/ KPMG LLP

Chartered Accountants


Montreal, Canada

February 18, 2002

Auditors' Report

To the Shareholders of
Optimal Robotics Corp.


We have audited the consolidated balance sheet of Optimal Robotics Corp. as at December 31, 2000 and the consolidated statements of operations, deficit and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000 in accordance with Canadian generally accepted accounting principles.


/s/ PricewaterhouseCoopers LLP
Chartered Accountants


Montreal, Quebec, Canada
February 9, 2001

OPTIMAL ROBOTICS CORP.
Consolidated Balance Sheets

December 31, 2001 and 2000
(expressed in U.S. dollars)

====================================================================================================================================
                                                                                                     2001                      2000
-----------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
      Cash and cash equivalents                                                             $   9,616,430             $   5,006,982
      Short-term investments (note 4)                                                          94,487,326                71,141,910
      Accounts receivable (note 5)                                                              9,009,445                10,610,951
      Inventories (note 6)                                                                     22,355,267                16,725,885
      Tax credits receivable                                                                      884,057                   323,788
      Future income taxes (note 14)                                                               284,253                 2,420,718
      Prepaid expenses and deposits                                                               989,107                   327,039
      -----------------------------------------------------------------------------------------------------------------------------
                                                                                              137,625,885               106,557,273

Property, plant and equipment (note 7)                                                          6,130,347                 3,252,771

Intangibles (note 8)                                                                            3,635,163                       377

Future income taxes (note 14)                                                                          --                 1,462,227

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            $ 147,391,395             $ 111,272,648
====================================================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable and accrued liabilities (note 9)                                     $   6,673,804             $   6,492,371
      Income taxes payable                                                                      4,794,476                        --
      Deferred revenue                                                                          1,307,312                    34,695
      -----------------------------------------------------------------------------------------------------------------------------
                                                                                               12,775,592                 6,527,066

Future income taxes (note 14)                                                                   1,143,213                        --

Shareholders' equity:
      Share capital (note 10)                                                                 126,476,633               107,050,914
      Other capital                                                                                 5,282                     9,684
      Retained earnings (deficit)                                                               8,475,146                  (830,545)
      Cumulative translation adjustment                                                        (1,484,471)               (1,484,471)
      -----------------------------------------------------------------------------------------------------------------------------
                                                                                              133,472,590               104,745,582

Commitments and contingencies (note 12)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            $ 147,391,395             $ 111,272,648
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Approved by the Board of Directors

 /s/ HOLDEN L. OSTRIN           Director     /s/ NEIL S. WECHSLER       Director
-------------------------------              --------------------------

OPTIMAL ROBOTICS CORP.
Consolidated Statement of Operations

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

===================================================================================================================================
                                                                               2001                    2000                    1999
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                                              $ 101,421,243           $  60,970,505           $  29,634,246

Cost of sales                                                            63,158,749              45,557,943              23,457,413

-----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                             38,262,494              15,412,562               6,176,833

Expenses (income):
      Selling, general and administrative                                18,531,978               9,153,760               5,548,833
      Research and development (note 13)                                  1,223,956                 912,679                 219,956
      Amortization                                                        1,538,366                 850,872                 344,718
      Operating lease                                                     1,210,201                 624,834                 232,471
      Write-down of inventory                                                    --                      --                 604,364
      Investment income                                                  (3,147,698)             (3,896,899)               (893,694)
      -----------------------------------------------------------------------------------------------------------------------------
                                                                         19,356,803               7,645,246               6,056,648

-----------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                             18,905,691               7,767,316                 120,185

Income tax provision (recovery) (note 14)                                 9,600,000               2,972,239              (3,531,583)

-----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                          $   9,305,691           $   4,795,077           $   3,651,768
===================================================================================================================================

Earnings per common share (note 15)
===================================================================================================================================

See accompanying notes to consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statement of Retained Earnings

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

====================================================================================================================================
                                                                               2001                    2000                    1999
------------------------------------------------------------------------------------------------------------------------------------
Deficit, beginning of year                                              $  (830,545)            $(5,625,622)            $(9,277,390)

Net earnings                                                              9,305,691               4,795,077               3,651,768

-----------------------------------------------------------------------------------------------------------------------------------
Retained earnings (deficit), end of year                                $ 8,475,146             $  (830,545)            $(5,625,622)
===================================================================================================================================

See accompanying notes to consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statement of Cash Flows

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

===================================================================================================================================
                                                                                     2001                 2000                 1999
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                           $  9,305,691         $  4,795,077         $  3,651,768
      Adjustments for items not affecting cash:
           Amortization of capital assets                                       1,538,366              850,872              344,718
           Unrealized foreign exchange loss (gain)
             on contract advance                                                       --                5,948              (14,016)
           Non-refundable tax credits                                                  --              (65,539)            (490,438)
           Future income taxes                                                  4,741,905            2,972,239           (3,531,583)
           Loss on securitization of accounts receivable                           73,955               86,686                   --
           Write-down of inventory                                                     --                   --              604,364
      Changes in operating assets and liabilities:
           Accounts receivable                                                 (6,544,104)         (13,365,678)          (3,256,151)
           Proceeds on securitization of accounts
             receivable                                                         9,458,760            7,222,898                   --
           Inventories                                                         (4,374,837)         (13,556,156)          (2,441,539)
           Tax credits receivable                                                (560,269)             (77,451)            (128,289)
           Prepaid expenses and deposits                                         (519,685)            (204,897)            (120,936)
           Accounts payable and accrued liabilities                            (3,960,049)           3,237,491            2,029,510
           Income taxes payable                                                 4,794,476                   --                   --
           Deferred revenue                                                      (276,037)            (532,007)             449,257
      -----------------------------------------------------------------------------------------------------------------------------
                                                                               13,678,172           (8,630,517)          (2,903,335)

Cash flows from financing activities:
      Proceeds from issuance of common shares                                  19,421,317           65,358,738           29,467,094
      Share issue costs                                                                --           (4,693,285)          (2,793,434)
      Deferred share issue costs                                                       --                   --              (55,616)
      Repayment of loans under Employee Stock
        Purchase Arrangement                                                           --                   --              141,348
      Decrease in contract advance                                                     --             (250,000)            (125,000)
      -----------------------------------------------------------------------------------------------------------------------------
                                                                               19,421,317           60,415,453           26,634,392

Cash flows from investing activities:
      Purchase of capital assets                                               (4,003,625)          (3,069,584)          (1,012,586)
      Cost of business acquisition (note 3)                                    (1,141,000)                  --                   --
      Increase in short-term investments                                      (23,345,416)         (47,707,424)         (18,460,828)
      -----------------------------------------------------------------------------------------------------------------------------
                                                                              (28,490,041)         (50,777,008)         (19,473,414)

-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                       4,609,448            1,007,928            4,257,643

Effect of exchange rate changes on cash and
   cash equivalents                                                                    --             (500,030)            (297,049)

Cash and cash equivalents, beginning of year                                    5,006,982            4,499,084              538,490

-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                       $  9,616,430         $  5,006,982         $  4,499,084
===================================================================================================================================

See accompanying notes to consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

1.   Nature of operations:

     Optimal Robotics Corp. (the "Company") is engaged in the development, marketing, installation and servicing of automated transaction products designed for use in the retail sector. The Company's principal product focus is its U-Scan(R) system, a self-service checkout system for the retail industry.

2.   Significant accounting policies:

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. These principles conform, in all material respects, with accounting principles generally accepted in the United States, except as described in note 19. The principal accounting policies of the Company are summarized as follows:

     (a)  Principles of consolidation:

          These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

     (b)  Cash and cash equivalents:

          Cash and cash equivalents consist of cash on hand and balances with banks and all highly liquid debt instruments with original terms to maturity of three months or less.

     (c)  Short-term investments:

          Short-term investments, which management intends to hold until maturity, include investments with maturities of greater than three months and less than a year and are carried at the lower of amortized cost and market value.

     (d)  Securitizations:

          In 2001, the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants regarding the accounting for transfers of receivables contained in Accounting Guideline (AcG-12) - Transfers of Receivables. This standard is similar to FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The recommendations were effective for sales of receivables after July 1, 2000. There is no impact on the Company's consolidated financial position, results of operations and cash flows as a result of adopting these recommendations.

          Securitization transactions are recorded as sales of assets when the control of the assets is transferred to the purchaser. Transactions recorded in this manner result in the removal of the assets sold from the Company's balance sheet. Discount fees on the portfolio of receivables sold are recorded in selling, general and administrative expenses.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

2.   Significant accounting policies (continued):

     (e)  Inventories:

          Raw material inventories are stated at the lower of landed cost and replacement cost. Finished goods and work in process inventories are stated at the lower of cost and net realizable value. Cost is determined on the basis of actual costs.

          In order to provide maintenance and repair services to its customers, the Company is required to maintain significant levels of replacement parts. Parts are stated at cost, less an allowance for obsolescence and shrinkage. The costs of refurbishing parts are included in the cost of sales as incurred.

          Periodic revisions to allowance estimates are required, based upon the evaluation of several factors, including changes in estimated product life cycles, usage levels, and technology changes. Changes in these estimates are reflected immediately in income.

     (f)  Research and investment tax credits:

          Research and investment tax credits are recorded as a reduction of the related expense or the cost of the assets acquired. Tax credits are recorded in the accounts when reasonable assurance exists that they will be realized.

     (g)  Capital assets:

          Capital assets are recorded at cost. Amortization is provided for over
          the   estimated   useful  lives  of  the  capital   assets  using  the
          straight-line method at the following annual rates:

          ======================================================================
          Test units                                                      33%
          Equipment                                                       10%
          Leasehold improvements                         Over lease term plus
                                                           one renewal period
          Computer equipment and software                                 33%
          Customer list                                                   25%
          Patents                                                          5%
          ======================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

2.   Significant accounting policies (continued):

     (h)  Income taxes:

          The Company provides for income taxes using the asset and liability method of tax allocation. Under this method, future income tax assets and liabilities are determined based on deductible or taxable temporary differences between financial statement values and tax values of assets and liabilities using enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse.

          The Company establishes a valuation allowance against future income tax assets if, based on available information, it is more likely than not that some or all of the future income tax assets will not be realized.

     (i)  Goodwill:

          Goodwill represents the excess of the purchase consideration over the fair value of the net assets of businesses acquired and is being amortized on a straight-line basis over a period of 10 years. On an ongoing basis, management reviews the valuation and amortization of goodwill, taking into consideration any events and circumstances which might have impaired its value. The Company assesses impairment by determining whether the unamortized balance can be recovered through undiscounted future cash flows to be derived from operations of the acquired business. Any permanent impairment in the value of goodwill is written off against earnings.

     (j)  Revenue recognition:

          Revenue from product sales is recognized upon shipment, delivery or upon customer acceptance of the product, based upon the terms as defined in the customer contract. Installation service revenue, which is billed separately from product sales, is recognized at the time the service has been provided to the customers. Revenue from maintenance, which is subject to separate contracts, is deferred and amortized ratably over the term of the contract.

     (k)  Foreign currency translation:

          Effective July 1, 2000, the Company adopted the United States dollar as its measurement currency as a result of the significance of business activities conducted in the United States and the increasing proportion of operating, financing and investing transactions in the Canadian operations that are denominated in U.S. dollars.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================


2.   Significant accounting policies (continued):

     (k)  Foreign currency translation (continued):

          Monetary assets and liabilities of the Canadian and foreign operations denominated in currencies other than the U.S. dollar are translated at the rates of exchange prevailing at the balance sheet dates. Other assets and liabilities denominated in currencies other than the U.S. dollar are translated at the exchange rates prevailing when the assets were acquired or the liabilities incurred. Revenues and expenses denominated in currencies other than the U.S. dollar are translated at the approximate rate of exchange in effect on the date of the transaction. Foreign exchange gains and losses are included in the determination of net earnings.

          Prior to July 1, 2000, the Company's measurement currency was the Canadian dollar. However, the Company had adopted the U.S. dollar as its reporting currency effective December 31, 1998. Accordingly, the financial statements from December 31, 1998 to June 30, 2000 have been translated from Canadian dollars into U.S. dollars using the current rate method. Gains and losses resulting from translation of the financial statements were included in the cumulative translation adjustment in shareholders' equity. As a result of the change in the measurement currency to U.S. dollars adopted in 2000, the cumulative translation account will not change.

     (l)  Research and development expenses:

          Research costs, which include all costs incurred to establish technological feasibility, are charged to operations in the year in which they are incurred. Technological feasibility has been defined as the completion of the product design for the computer software.

          Once technological feasibility has been established, development costs are evaluated for deferral and subsequent amortization. As at December 31, 2001, the Company has not deferred any development costs.

     (m)  Stock-based compensation plan:

          The Company maintains a stock-based compensation plan, which is described in note 11. Under accounting principles generally accepted in Canada, no compensation expense is recognized for this plan when stock options are issued to employees. Any consideration received from plan participants upon exercise of stock options is credited to share capital.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================


2.   Significant accounting policies (continued):

     (n)  Earnings per share:

          In 2001, the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to the calculation of earnings per share. These new recommendations did not change the way in which basic earnings per share are calculated. Basic earnings per share are determined using the weighted average number of common shares outstanding during the period. The standard requires that the treasury stock method be used for calculating diluted earnings per share. Diluted earnings per share are computed in a manner consistent with basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding options and warrants were exercised and that the proceeds from such exercises are used to repurchase common shares at the average market price during the reporting period. The new recommendations substantially eliminate the differences between Canadian and U.S. generally accepted accounting principles in this area.

          Previously, fully diluted earnings per share were calculated on the assumption that common stock options and warrants which are dilutive are exercised at the beginning of the year or the date granted if later, and the funds derived therefrom are invested at the Company's annual after tax cost of short-term financing. Under this method, the net earnings available to shareholders would be adjusted for this imputed interest.

     (o)  Use of estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

3.   Business acquisition:

     On May 29, 2001, the Company acquired certain assets and the ongoing business of Alpha Microsystems, LLC, based in Santa Ana, California, for a total purchase price of approximately $6.8 million, of which $5.7 million was paid by the assumption of liabilities and $1.1 million was paid in cash.

     Details of the acquisition are as follows:

     ===========================================================================

     Net assets acquired, at assigned values:
          Accounts receivable                                       $ 1,387,105
          Inventories                                                 1,254,545
          Capital assets                                              1,175,000
          Other assets                                                  142,383
          Accounts payable and accrued liabilities                   (2,756,482)
          Notes payable                                              (1,385,000)
          Deferred revenue                                           (1,548,654)
          ----------------------------------------------------------------------
                                                                     (1,731,103)

         Goodwill                                                     2,872,103

     ---------------------------------------------------------------------------
     Net assets acquired for cash                                    $ 1,141,000
     ===========================================================================

4.   Short-term investments:

     ===========================================================================
                                                           2001             2000
     ---------------------------------------------------------------------------

          Short-term  discounted notes denominated
          in U.S.  and in Canadian  dollars with a
          weighted  average   effective  yield  of
          1.85%  (2000 - 6.5%),  maturing  between
          March 19,  2002 and May 31, 2002 (2000 -
          matured  between  January  26,  2001 and
          November 15, 2001)                        $94,487,326      $71,141,910
     ===========================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================


5.   Accounts receivable:

     ===========================================================================
                                                          2001              2000
     ---------------------------------------------------------------------------

     Trade accounts receivable                    $  7,846,012      $  8,287,492
     Accrued interest                                  259,943         1,309,772
     Other                                           1,203,490         1,013,687
     Less allowance for doubtful accounts             (300,000)               --

     ---------------------------------------------------------------------------
                                                  $  9,009,445      $ 10,610,951
     ===========================================================================

     Under an agreement with a Canadian chartered bank which provides the Company with the right to sell designated accounts receivable to the bank on a non-recourse basis, during the year, the Company sold accounts receivable with an aggregate carrying value of $9,532,715 (2000 - $7,309,584) for net proceeds amounting to $9,458,760 (2000 - $7,222,898).
     The excess of the carrying value over the net proceeds on securitization of these accounts receivable of $73,955 (2000 - $86,686) has been charged to selling, general and administrative expense.


6.   Inventories:

     ===========================================================================
                                                       2001                 2000
     ---------------------------------------------------------------------------

     Finished goods                             $ 2,778,678          $ 3,543,262
     Work in process                                542,378              589,424
     Raw materials                                6,969,536            3,657,967
     Replacement parts                           12,064,675            8,935,232

     ---------------------------------------------------------------------------
                                                $22,355,267          $16,725,885
     ===========================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

7.   Property, plant and equipment:

     ===========================================================================
                                                           2001             2000
     ---------------------------------------------------------------------------

     Cost:
          Test units                                 $1,945,912       $  926,564
          Equipment                                   1,514,170          716,441
          Leasehold improvements                      2,375,127        1,751,151
          Computer equipment and software             3,214,396        1,407,920
          ----------------------------------------------------------------------
                                                      9,049,605        4,802,076

     Accumulated amortization:
          Test units                                    898,364          531,548
          Equipment                                     188,350           72,727
          Leasehold improvements                        716,944          462,932
          Computer equipment and software             1,115,600          482,098
          ----------------------------------------------------------------------
                                                      2,919,258        1,549,305

     ---------------------------------------------------------------------------
     Net carrying amount                             $6,130,347       $3,252,771
     ===========================================================================

     8.   Intangibles:

     ===========================================================================
                                                         2001              2000
     ---------------------------------------------------------------------------

     Cost:
          Goodwill                                 $2,872,103         $       --
          Customer list                               786,414                 --
          Patents                                     158,364             13,686
          ----------------------------------------------------------------------
                                                    3,816,881             13,686

     Accumulated amortization:
          Goodwill                                    141,750                 --
          Customer list                                26,000                 --
          Patents                                      13,968             13,309
          ----------------------------------------------------------------------
                                                      181,718             13,309

     ---------------------------------------------------------------------------
     Net carrying amount                           $3,635,163         $      377
     ===========================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

9.   Accounts payable and accrued liabilities:

     ===========================================================================
                                                          2001              2000
     ---------------------------------------------------------------------------

     Trade accounts payable                         $5,186,110        $5,355,993
     Accrued salaries and benefits                   1,102,516           431,912
     Sales taxes payable                               286,788           547,158
     Book overdraft (1)                                 98,390           157,308

     ---------------------------------------------------------------------------
                                                    $6,673,804        $6,492,371
     ===========================================================================

(1) Represents the excess of outstanding cheques over bank balances on certain of the Company's cash accounts.

10.  Share capital:

     The Company's authorized share capital consists of an unlimited number of Class "A" shares, and Class "B" and Class "C" preference shares.

     -    The Class "A" shares are designated as common shares.

     - The Class "B" preference shares are voting, non-participating and redeemable at the option of the Company for the amount paid up thereon. In the event of the liquidation, dissolution or wind-up of the Company, the Class "B" preference shares rank in priority to all other classes.

     - The Class "C" preference shares are issuable in series with rights, privileges, restrictions and conditions designated by the directors. In the event of the liquidation, dissolution or wind-up of the Company, the Class "C" preference shares rank in priority to the common shares.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

10.  Share capital (continued):

     Changes in the issued and outstanding share capital are as follows:

     =====================================================================================
                                                                 Number of
                                                                    common
                                                                    shares         Dollars
     -------------------------------------------------------------------------------------
     Balance, December 31, 1998                                  7,475,278   $  16,850,531

     Issued for cash pursuant to public offering                 3,000,000      27,000,000
     Share issue costs, net of related future income taxes              --      (1,803,821)
     Issued for cash pursuant to exercise of stock options         934,271       2,393,538
     Issued pursuant to exercise of warrants:                       27,692              --
          Ascribed value from other capital                             --           2,681
          Cash                                                          --          73,556
     Repayment of loans under Employee Stock Purchase
       Arrangement                                                      --         141,348

     -------------------------------------------------------------------------------------
     Balance, December 31, 1999                                 11,437,241      44,657,833

     Issued for cash pursuant to public offering                 1,625,000      63,375,000
     Share issue costs, net of related future income taxes              --      (2,976,532)
     Issued for cash pursuant to exercise of stock options         578,500       1,763,983
     Issued pursuant to exercise of warrants:                       67,949              --
          Ascribed value from other capital                             --          10,875
          Cash                                                          --         219,755
     -------------------------------------------------------------------------------------
     Balance, December 31, 2000                                 13,708,690     107,050,914

     Issued for cash pursuant to exercise of stock-options       1,409,225      17,433,431
     Issued pursuant to exercise of warrants:                      353,420              --
          Ascribed value from other capital                             --           4,402
          Cash                                                          --       1,987,886

     -------------------------------------------------------------------------------------
     Balance, December 31, 2001                                 15,471,335   $ 126,476,633
     =====================================================================================

During 2001, the Company issued 1,409,225 common shares pursuant to the exercise of stock options with exercise prices ranging between $3.00 and $47.00 per share and 353,420 common shares pursuant to the exercise of warrants with exercise prices ranging between Cdn$5.00 and $6.60 per share. Total proceeds from the issuance of these shares amounted to $19,421,317.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

10.  Share capital (continued):

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


11.  Stock option plan/warrants:

     (a)  Stock option plan:

          The Company has a stock option plan that provides for the granting of options to employees and directors for the purchase of the Company's common shares. Options may be granted by the Board of Directors for terms of up to ten years. The Board of Directors establishes the exercise period, vesting terms and other conditions for each grant at the grant date. Options may be granted with exercise prices at the then current market price. Upon its establishment in 1997, 3,000,000 common shares were authorized for issuance pursuant to options granted under the stock option plan. On April 26, 2000, the Board of Directors approved, subject to the approval of shareholders and regulatory authorities, a 3,000,000-share increase in the number of common shares that may be issued under this plan. Immediately prior to this increase, 1,111,271 common shares had been issued pursuant to the stock option plan and an additional 1,888,000 common shares were underlying options outstanding under this plan. Shareholders and regulatory authorities approved the April 26, 2000 amendment to this plan in June 2000. On October 12, 2001, the Board of Directors approved, subject to the approval of shareholders and regulatory authorities, a further 3,000,000-share increase in the number of common shares that may be issued under this plan. Immediately prior to this increase, 2,543,725 common shares had been issued pursuant to the stock option plan and an additional 3,305,025 common shares were underlying options outstanding under this plan. Options outstanding under the plan expire between five and ten years after the date of grant and vest either immediately or over a period of up to two years.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

11.  Stock option plan/warrants (continued):

     (b)  Other options granted under employment agreements:

          The Company had granted options under certain employment agreements and established certain terms for some options granted under the stock option plan as follows:

          (i) In 1997, options to purchase 1,200,000 common shares were granted to three senior officers. These options have an exercise price of $3.00 per share and expire in 2002. As at December 31, 2001, none of these options to purchase common shares are outstanding (2000
               - 460,000 outstanding).

          (ii) The employment agreements provide that in the event of termination by the Company without cause, the exercise price of all options, warrants or rights would be amended to a nominal value. At December 31, 2001, options to purchase 2,097,000 (2000
               - 2,062,000) common shares with a weighted average exercise price of $29.06 (2000 - $18.02) were subject to this provision, of which 927,000 (2000 - 1,312,000) options were exercisable.

     (c)  Options subject to reload provision:

          In 1997, options to purchase 312,000 common shares were granted, including 282,000 which were granted to three senior officers with a reload feature whereby upon exercise of the option, a new option is issued with an exercise price equal to the then current market price. Two consecutive reloads are permitted. The holder was permitted to exercise the options without paying cash by accepting the number of shares having a value equal to the in-the-money value of the options. This right was irrevocably waived by the holders of options to acquire 307,000 common shares in 1998 and the options for the remaining 5,000 expired in the same year.

          During 2001, 289,000 (2000 - 20,000) of these options were exercised and immediately reloaded at the then current market price. As at December 31, 2001, options granted, which are subject to this reload provision, all of which are exercisable, are as follows:

          ======================================================================
                                                                    Number of
                                                                      options
          Exercise price                                          outstanding
          ----------------------------------------------------------------------

          $16.13                                                   18,0009(1)
          $35.55                                                   284,000(2)
          $44.57                                                     5,000(2)

          ----------------------------------------------------------------------
                                                                   307,000
          ======================================================================

          (1)  These options may be reloaded one more time.

          (2)  These options may no longer be reloaded.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

11.  Stock option plan/warrants (continued):

     (d)  Details of all outstanding stock options are as follows:

          ================================================================================================
                                            United States dollar exercise
                                                                    price   Canadian dollar exercise price
                                            -----------------------------   ------------------------------

                                                                 Weighted                         Weighted
                                                                  average                          average
                                                Number of  exercise price        Number of  exercise price
                                                  options       per share          options       per share
          ------------------------------------------------------------------------------------------------
          Balance, December 31, 1998            1,666,000          $ 3.18          360,000          $ 2.08

          Granted                               1,028,000           19.81               --              --
          Expired                                  (1,000)           3.00               --              --
          Exercised                              (636,000)           3.13         (300,000)           2.00

          ------------------------------------------------------------------------------------------------
          Balance, December 31, 1999            2,057,000           11.49           60,000            2.50

          Granted                               1,398,000           25.60               --              --
          Expired                                  (3,500)          29.96               --              --
          Exercised                              (518,500)           3.24          (60,000)           2.50

          ------------------------------------------------------------------------------------------------
          Balance, December 31, 2000            2,933,000           19.66               --              --

          Granted                               1,846,000           30.62               --              --
          Expired                                  (5,500)          27.43               --              --
          Exercised                            (1,409,225)          12.37               --              --

          ------------------------------------------------------------------------------------------------
          Balance, December 31, 2001            3,364,275          $28.73               --          $   --
          ================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

11.  Stock option plan/warrants (continued):

     (e)  Details of outstanding stock options are as follows:

          The  following  table  summarizes   information  concerning  currently
          outstanding and exercisable options:

          ======================================================================
                                                                        Weighted
                                                                         average
                                       Number of        Number of      remaining
                                         options          options    contractual
          Exercise price             outstanding      exercisable           life
          ----------------------------------------------------------------------

          $12.88                           5,000            5,000      2.0 years
          $16.13                          18,000           18,000      0.3 years
          $22.45                          70,000               --      9.8 years
          $25.25                       1,170,775          487,525      8.6 years
          $30.05                       1,484,500               --      9.5 years
          $30.97                           2,500               --      9.4 years
          $31.25                         317,000          317,000      2.9 years
          $32.38                           7,500            3,750      8.7 years
          $35.55                         284,000          284,000      0.3 years
          $44.57                           5,000            5,000      0.3 years

          ----------------------------------------------------------------------
                                       3,364,275        1,120,275
          ======================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

11.  Stock option plan/warrants (continued):

      (f)  Details of outstanding warrants are as follows:

           ================================================================================================
                                             United States dollar exercise
                                                                     price   Canadian dollar exercise price
                                            ------------------------------   ------------------------------
                                                                  Weighted                         Weighted
                                                                   average                          average
                                                 Number of  exercise price        Number of  exercise price
                                                  warrants       per share         warrants       per share
           ------------------------------------------------------------------------------------------------
           Balance, December 31, 1998              307,267           $6.58          160,000           $4.28

           Exercised                                (7,692)           6.50          (20,000)           1.75

           ------------------------------------------------------------------------------------------------
           Balance, December 31, 1999              299,575            6.58          140,000            4.64

           Exercised                               (30,769)           6.50          (40,000)           3.75

           ------------------------------------------------------------------------------------------------
           Balance, December 31, 2000              268,806            6.59          100,000            5.00

           Exercised                               253,420            6.59         (100,000)           5.00

           ------------------------------------------------------------------------------------------------
           Balance, December 31, 2001               15,386           $6.50               --           $  --
           ================================================================================================

          The  following  table  summarizes   information   regarding  currently
          outstanding warrants:

          ----------------------------------------------------------------------
                                                   Number of            Weighted
                                                    warrants             average
                                                 outstanding           remaining
                                                         and         contractual
          Exercise price                         exercisable                life
          ----------------------------------------------------------------------

          $ 6.50                                      15,386            8 months
          ======================================================================

          These warrants expire on August 29, 2002.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

12.  Commitments and contingencies:

      (a)  Operating leases:

           The Company has entered into operating leases for its premises and certain office equipment. The minimum amounts payable for each of the next five years, excluding the Company's proportionate share of common operating costs, are approximately as follows:

          ----------------------------------------------------------------------

          2002                                                         $ 973,000
          2003                                                           637,000
          2004                                                           475,000
          2005                                                           388,000
          2006                                                           243,000

          ----------------------------------------------------------------------
                                                                     $ 2,716,000
          ======================================================================

     (b) In 1995 and 1996, the Company received demand letters from the same claimant alleging patent infringement. In June 1999, the claimant filed a civil action alleging patent infringement in the United States District Court for the District of Utah against the Company and PSC Inc., one of the Company's suppliers. In addition, a similar suit has been filed in the State of Utah against one of the Company's customers. The Company is contractually bound to indemnify the customer for any damages it incurs in connection with such suit. At the Company's expense, the Company's legal counsel is defending this suit. The Company also received a lawyer's letter from another party in 1999, and again in February 2001, alleging infringement of another patent.

          The Company believes these claims to be without merit and intends to vigorously defend its position. Consequently, no provision has been made in these financial statements with respect to the above claims.

     (c) The Company is party to litigation arising in the normal course of operations. The Company does not expect the resolution of such matters to have a materially adverse effect on the financial position or results of operations of the Company.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

13.  Research and development expenses:

     ====================================================================================
                                                       2001           2000           1999
     ------------------------------------------------------------------------------------
     Gross research and development expenses    $ 2,023,956    $ 1,057,579    $   960,440
     Less research tax credits                     (800,000)      (144,900)      (421,519)
     Tax credits on prior years' expenditures
       not previously recognized                         --             --       (318,965)

     ------------------------------------------------------------------------------------
                                                $ 1,223,956    $   912,679    $   219,956
     ====================================================================================

14.  Income taxes:

     The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

     ====================================================================================
                                                         2001          2000          1999
     ------------------------------------------------------------------------------------
     Earnings before income taxes                 $18,905,691   $ 7,767,316   $   120,185
     ------------------------------------------------------------------------------------
     Combined Canadian federal and Quebec
       provincial income taxes at 37% (2000 and
       1999 - 38%)                                $ 6,995,106   $ 2,951,580   $    45,670
     Change in valuation allowance                         --            --    (3,597,341)
     Foreign exchange (1)                           2,173,331            --            --
     Permanent differences and other                  431,563        20,659        20,088

     ------------------------------------------------------------------------------------
     Income tax provision (recovery)              $ 9,600,000   $ 2,972,239   $(3,531,583)
     ====================================================================================

     (1) For purposes of calculating the income tax provision of the Company, a tax liability is recognized on the foreign exchange gains which arise on the conversion into Canadian dollars of the net monetary assets denominated in U.S. dollars which is required for tax purposes. Because these financial statements are presented in U.S. dollars, this foreign exchange gain does not impact earnings before income taxes even though the income tax provision includes a tax liability for this gain. Future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar will change the amount of the foreign exchange gains (losses) and thus the provision for income taxes thereon.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

14.  Income taxes (continued):

     The provision for (recovery of) income taxes is composed of the following:

     =====================================================================================
                                                         2001          2000           1999
     -------------------------------------------------------------------------------------

     Current income taxes                         $ 4,858,095   $        --    $        --
     Future income taxes                            4,741,905     2,972,239         65,758
     Benefit of prior years' non-capital losses
       not previously recognized                           --            --     (3,597,341)

     -------------------------------------------------------------------------------------
                                                  $ 9,600,000   $ 2,972,239    $(3,531,583)
     =====================================================================================

The future income tax balances are summarized as follows:

     ===========================================================================
                                                           2001             2000
     ---------------------------------------------------------------------------

     Future income tax assets (liabilities):
          Research and development tax credits
            (net of related income taxes)           $  (340,115)     $   452,525
          Non-capital losses                                 --          656,698
          Share issue costs                           1,370,985        1,938,971
          Research and development expenses                  --          779,075
          Capital assets                               (141,808)          55,676
          Foreign exchange gain                      (1,748,022)              --

     ---------------------------------------------------------------------------
     Net future income tax asset (liability)        $  (858,960)     $ 3,882,945
     ===========================================================================

     Presented as:
          Current                                   $   284,253      $ 2,420,718
          Long-term                                  (1,143,213)       1,462,227

     ---------------------------------------------------------------------------
                                                    $  (858,960)     $ 3,882,945
     ===========================================================================

     Management believes that it is more likely than not that all future income tax assets will be realized and, accordingly, no valuation allowance is required.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

15.  Earnings per share:

     A reconciliation between basic and diluted earnings per share is as follows:

     ===========================================================================
                                                  2001         2000         1999
     ---------------------------------------------------------------------------

     Earnings per share:
          Basic weighted average number of
            common shares outstanding       14,704,636   13,104,361    9,699,385
          ======================================================================

          Basic earnings per share          $     0.63   $     0.37   $     0.38
          ======================================================================

     Diluted earnings per share:
          Basic weighted average number
            of common shares outstanding    14,704,636   13,104,361    9,699,385
          Plus impact of stock options
            and warrants                       867,903    1,394,373    1,229,294

          ----------------------------------------------------------------------
          Diluted common shares             15,572,539   14,498,734   10,928,679
          ======================================================================

          Diluted earnings per share        $     0.60   $     0.33   $     0.33
          ======================================================================

     Comparative figures have been restated to reflect the adoption of the new accounting recommendations on a retroactive basis. The change in the method of calculating earnings per share only applied to diluted earnings per share, the effect of which is shown as follows:

     ===========================================================================
                                                            2000            1999
     ---------------------------------------------------------------------------

     Diluted earnings per share:
          As previously reported                        $   0.35        $   0.35
          Restated                                          0.33            0.33

     ===========================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

15.  Earnings per share (continued):

     Supplementary measures of earnings do not have any standardized meaning prescribed by generally accepted accounting principles and are therefore unlikely to be comparable to similar measures presented by other companies. The purpose of presenting a supplementary measure of net earnings and earnings per share is to illustrate the tax impact of the foreign exchange gain which arises on the conversion of the short-term investments into Canadian dollars for purposes of determining taxable income under Canadian income tax regulations as described in note 14.

     ==========================================================================================
                                                           2001            2000            1999
     ------------------------------------------------------------------------------------------
     Net earnings                                   $ 9,305,691   $   4,795,077   $   3,651,768

     Add back effect of future income taxes
       on foreign exchange gain                       2,173,331              --              --

     ------------------------------------------------------------------------------------------
     Supplementary measure of net earnings          $11,479,022   $   4,795,077   $   3,651,768
     ------------------------------------------------------------------------------------------

     Supplementary measure of earnings per share:
          Basic                                     $      0.78   $        0.37   $        0.38
          Diluted                                          0.74            0.33            0.33

     ==========================================================================================

16.  Segmented information:

     (a)  Segment:

          The Company operates in one segment, the development, marketing, installation, servicing and sale of automated transaction products designed for use in the retail sector. Substantially all of the Company's revenue is derived from sales to retailers located in the United States and is denominated in U.S. dollars. Capital assets and intangibles by geographic area are as follows:

          ======================================================================
                                                       2001                 2000
          ----------------------------------------------------------------------

          Canada                                 $4,436,119           $2,782,757
          United States                           5,329,391              470,391

          ----------------------------------------------------------------------
                                                 $9,765,510           $3,253,148
          ======================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

16.  Segmented information (continued):

     (b)  Major customers:

          Sales to major customers (customers from which 10% or more of total revenue is derived during the specified period) are summarized as follows:

          ======================================================================
                                      2001               2000               1999
          ----------------------------------------------------------------------

          Customer 1           $65,134,835        $27,903,357        $15,909,477
          Customer 2            14,109,411          9,887,156                N/A
          Customer 3                   N/A          9,852,775          8,267,126

          ======================================================================

17.  Financial instruments:

     (a)  Credit risk:

          Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, short-term investments and accounts receivable. Cash is maintained with a high-credit quality financial institution. Short-term investments consist of short-term discounted notes issued by high-credit quality corporations. For accounts receivable, the Company performs periodic credit evaluations and typically does not require collateral. Allowances are maintained for potential credit losses consistent with the credit risk, historical trends, general economic conditions and other information.

     (b)  Interest rate risk:

          The Company's exposure to interest rate risk is as follows:

          ======================================================================

          Cash and cash equivalents                          Fixed interest rate
          Short-term investments                             Fixed interest rate
          Accounts receivable                               Non-interest bearing
          Tax credits receivable                            Non-interest bearing
          Accounts payable and accrued liabilities          Non-interest bearing

          ======================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================

17.  Financial instruments (continued):

     (c)  Fair value:

          Fair value estimates are made as of a specific point in time using available information about the financial instrument. These estimates are subjective in nature and often cannot be determined with precision.

          The Company has determined that the carrying values of cash, accounts receivable, tax credits receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the relatively short periods to maturity of these instruments.

          The fair value of short-term investments as at December 31, 2001 amounted to approximately $94,635,000 (2000 - $72,346,000) which was calculated by reference to various market data.


18.  Supplementary disclosure of cash flow information:

     ================================================================================
                                                       2001         2000         1999
     --------------------------------------------------------------------------------
     Cash paid during the year for:
          Interest                               $  105,368   $   34,747   $   38,786
          Income taxes                               63,621       26,660           --

     ================================================================================

     Cash and cash equivalents consist of:
          Cash balances with banks               $3,486,203   $3,248,024   $1,741,344
          Short-term investments                  6,130,227    1,758,958    2,757,740

     --------------------------------------------------------------------------------
                                                 $9,616,430   $5,006,982   $4,499,084
     ================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================


19.  Canadian/U.S. Reporting Differences:

     The consolidated financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles ("GAAP"), which conform, in all material respects, with those generally accepted in the United States except as described below:

     (a)  Consolidated Statement of Operations:

          The reconciliation of net earnings reported in accordance with Canadian GAAP to U.S. GAAP is as follows:

          =========================================================================================================================
                                                                                2001                   2000                   1999
          -------------------------------------------------------------------------------------------------------------------------
          Net earnings in accordance with
            Canadian GAAP:                                              $  9,305,691           $  4,795,077           $  3,651,768
               Stock-based compensation costs (1)                        (32,600,037)           (18,900,560)            (9,227,197)

          ------------------------------------------------------------------------------------------------------------------------
          Net earnings (loss) in accordance with
            U.S. GAAP                                                    (23,294,346)           (14,105,483)            (5,575,429)

          Other comprehensive income (loss):
               Foreign currency translation adjustments
                 (note 19 (c))                                                    --             (2,136,533)               652,062

          ------------------------------------------------------------------------------------------------------------------------
          Comprehensive income (loss)                                   $(23,294,346)          $(16,242,016)          $ (4,923,367)
          ========================================================================================================================

          Earnings (loss) per share under U.S.
            GAAP:
               Basic                                                    $      (1.58)          $      (1.08)          $      (0.57)
               Diluted                                                         (1.58)                 (1.08)                 (0.57)
          ========================================================================================================================

     The weighted average number of common shares outstanding for purposes of determining basic and diluted earnings (loss) per share are the same amounts disclosed for Canadian GAAP purposes in note 15.

     (1)  Stock-based compensation:

          For stock-based compensation plans with employees, as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), the Company has chosen to use the intrinsic value method which requires compensation costs to be recognized on the difference, if any, between the quoted market price of the stock as at the grant date and the amount the individual must pay to acquire the stock. Certain of the Company's stock options are variable because the exercise price is not known until the options are exercised. As a result, compensation cost is measured on the date the options are exercised.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================


19.  Canadian/U.S. Reporting Differences (continued):

     (a)  Consolidated Statement of Operations (continued):

          (1)  Stock-based compensation (continued):

               UnderCanadian GAAP, stock-based compensation expense is not recognized.

          If the fair value-based accounting method under SFAS No. 123 had been used to account for stock-based compensation costs relating to options and warrants issued to employees, the net earnings and related earnings per share figures under U.S. GAAP would be as follows for the years ended December 31:

          =====================================================================================================
                                                                2001                 2000                 1999
          -----------------------------------------------------------------------------------------------------
          Reported net earnings (loss)                $  (23,294,346)      $  (14,105,483)      $   (5,575,429)
          Pro forma adjustment to compensation
            expense                                          916,185            2,639,436            3,945,618

          -----------------------------------------------------------------------------------------------------
          Pro forma net earnings (loss)               $  (22,378,161)      $  (11,466,047)      $   (1,629,811)
          =====================================================================================================

          Pro forma loss per share:
               Basic                                  $        (1.52)      $        (0.87)      $        (0.17)
               Diluted                                         (1.52)               (0.87)               (0.17)

          =====================================================================================================

          The fair value of each option grant was determined using the following method and assumptions.

          The weighted averaged fair value of each option granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

          =====================================================================================================
                                                                2001                 2000                 1999
          -----------------------------------------------------------------------------------------------------
          Risk-free interest rate                               4.36%                5.18%                5.58%
          Expected volatility                                     76%                  95%                  80%
          Expected life in years                                 8.6                  9.9                 3.44
          Expected dividend yield                                nil                  nil                  nil

          =====================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================


19.  Canadian/U.S. Reporting Differences (continued):

     (a)  Consolidated Statement of Operations (continued):

          The following table summarizes the weighted average grant-date fair value per share for options granted:

=================================================================================================================
                                                                                                        Weighted
                                                                                                         average
                                                                                                      grant-date
                                                                                     Number of        fair value
                                                                                       options         per share
-----------------------------------------------------------------------------------------------------------------
          1999:
               Exercise price per share equal to market price per share              1,028,000          $  11.60

          2000:
               Exercise price per share equal to market price per share              1,398,000             22.78

          2001:
               Exercise price per share equal to market price per share              1,846,000             22.22

=================================================================================================================

          Management believes that the effects of applying SFAS No. 123 on a pro forma basis are not likely to be representative of the effects on reported pro forma net earnings for future years as the estimated compensation costs reflect only options granted to December 31, 2001 and do not consider awards which may occur in future years, the terms and conditions of which may vary.

          Dividend yield was excluded from the calculation since it is the present policy of the Company to retain all earnings to finance operations. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================


19.  Canadian/U.S. Reporting Differences (continued):

      (b)  Consolidated Balance Sheets:

           Differences between Canadian and U.S. GAAP are not material in the presentation of the assets, liabilities and shareholders' equity. However, the following differences should be noted:

           (i)  Share capital:

           ====================================================================================================
                                                                                    2001                   2000
           ----------------------------------------------------------------------------------------------------
           Share capital in accordance with Canadian GAAP                  $ 126,476,633          $ 107,050,914
           Stock-based compensation costs on options
             exercised
                Current year                                                     237,750             24,519,022
                Cumulative effect of prior years                              39,630,814             15,111,792
           Change in reporting currency (2)                                    2,587,999              2,587,999

           ----------------------------------------------------------------------------------------------------
           Share capital in accordance with U.S. GAAP                      $ 168,933,196          $ 149,269,727
           ====================================================================================================

           (ii) Other capital:

           ====================================================================================================
                                                                                    2001                   2000
           ----------------------------------------------------------------------------------------------------
           Other capital in accordance with Canadian GAAP                  $       5,282          $       9,684
           Stock-based compensation costs:
                Current year                                                  32,600,037             18,900,560
                Cumulative effect of prior years                              45,935,047             27,034,487
           Stock-based compensation costs on options exercised:
                Current year                                                    (237,750)           (24,519,022)
                Cumulative effect of prior years                             (39,630,814)           (15,111,792)
           Change in reporting currency (2)                                      968,350                968,350

           ----------------------------------------------------------------------------------------------------
           Other capital in accordance with U.S. GAAP                      $  39,640,152          $   7,282,267
           ====================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================


19.  Canadian/U.S. Reporting Differences (continued):

     (b)  Consolidated Balance Sheets (continued):

          (iii) Retained earnings (deficit):

                                                                                2001                 2000
          ===============================================================================================
          Retained earnings (deficit) in accordance
            with Canadian GAAP                                        $    8,475,146       $     (830,545)
          Stock-based compensation costs:
            Current year                                                 (32,600,037)         (18,900,560)
            Cumulative effect of prior years                             (45,935,047)         (27,034,487)
          Share issue costs (1)                                             (833,919)            (833,919)
          Change in reporting currency (2)                                (1,188,668)          (1,188,668)

          -----------------------------------------------------------------------------------------------
          Retained earnings (deficit) in accordance
            with U.S. GAAP                                            $  (72,082,525)      $  (48,788,179)
          ===============================================================================================

          (1)  Share issue costs:

               Under SFAS No. 123, transactions in which an entity acquires goods and services from non-employees in exchange for equity instruments are required to be recorded at fair value. In 1996, a total of 285,600 warrants were granted to non-employees, the fair value of which was $833,919 and has been charged to deficit as share issue costs.

          (2)  Change in reporting currency:

               In 1998, the Company adopted the U.S. dollar as its reporting currency. Under Canadian GAAP, at the time of change in reporting currency, the historical financial statements were presented using a translation of convenience. Under U.S. GAAP, the financial statements, including prior years, are translated according to the current rate method. Accordingly, the cumulative translation account included as part of shareholders' equity under Canadian GAAP does not exist for U.S. GAAP purposes.

     (c)  Accumulated Other Comprehensive Income (Loss):

          Under U.S. GAAP, SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net earnings (loss) and all other changes in shareholders' equity that do not result from transactions with shareholders. These changes include cumulative foreign currency translation adjustments. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================


19.  Canadian/U.S. Reporting Differences (continued):

     (c)  Accumulated Other Comprehensive Income (Loss) (continued):

          Accumulated other comprehensive income (loss), which resulted solely from the translation of the financial statements up to June 30, 2000 in accordance with the current rate method, is summarized as follows:

          ============================================================================================
                                                                                2001              2000
          --------------------------------------------------------------------------------------------
          Opening balance                                               $ (3,018,233)     $   (881,700)
          Change during the year                                                  --        (2,136,533)

          --------------------------------------------------------------------------------------------
          Closing balance                                               $ (3,018,233)     $ (3,018,233)
          ============================================================================================

     (d)  Supplementary information:

          Under U.S. GAAP and SEC rules, separate disclosure is required for the
          following   statement  of  operations  items.   There  is  no  similar
          requirement under Canadian GAAP.

          ============================================================================================
                                                              2001              2000              1999
          --------------------------------------------------------------------------------------------
          Foreign exchange gains (losses)             $    (90,110)     $  1,507,340      $   (104,002)
          Advertising expense                              124,916            49,625                --

          ============================================================================================

     (e)  Recent accounting pronouncements:

          In July 2001, FASB issued SFAS 141, "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141, which replaces APB Opinion No. 16, revises the accounting standards for business combinations and is effective for acquisitions initiated after June 30, 2001. SFAS 142, which replaces APB Opinion No. 17, revises the standards in accounting for goodwill and other intangibles and is effective for fiscal years beginning after December 15, 2001. Similar standards have been adopted by the Canadian Institute of Chartered Accountants. Effective for the Company's fiscal year beginning January 1, 2002, the statement changes the accounting for goodwill from an amortization method to an impairment-only approach. In addition, this statement requires acquired intangible assets to be separately recognized if the benefit of the intangible assets is obtained through contractual or other legal right, or if the intangible assets can be sold, transferred, licensed, rented or exchanged. The Company does not expect SFAS No. 142 to have a material impact on its financial statements.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2001 (expressed in U.S. dollars)

================================================================================


19.  Canadian/U.S. Reporting Differences (continued):

     (e)  Recent accounting pronouncements (continued):

          In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. This statement is effective for the Company's fiscal year beginning January 1, 2003. The Company does not expect SFAS No. 143 to have a material impact on its financial statements.

          In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 144 provides accounting guidance for long-lived assets to be disposed of other than by sale, and to be disposed of by sale. This statement is effective for the Company's fiscal year beginning January 1, 2002. The Company does not expect SFAS No. 144 to have an initial material impact on its financial statements upon adoption.

20.  Comparative figures:

     Certain of the comparative figures have been reclassified in order to conform with the current year's presentation.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of our directors and officers at December 31, 2001, are as follows:

  Name                                    Age   Position
  ----                                    ---   --------
Neil S. Wechsler......................    35    Co-Chairman, Chief Executive Officer and Director
Holden L. Ostrin(1)...................    41    Co-Chairman and Director
Henry M. Karp.........................    47    President, Chief Operating Officer and Director
Gary S. Wechsler, C.A. ...............    43    Treasurer and Chief Financial Officer
Ike Tamigian..........................    42    Senior Vice-President and Chief Technology Officer
Elliot Brenhouse......................    48    Senior Vice-President and General Manager
Leon P. Garfinkle.....................    41    Senior Vice-President, General Counsel, Secretary and Director
O. Bradley McKenna, C.A...............    51    Vice President, Administration and Human Resources
Charles Morris........................    44    Vice-President, Software Development
Frank Alcaraz.........................    53    Vice-President, Operations
Catherine Rotiroti....................    43    Vice-President, Project Management
Martin J. Reiss.......................    47    Vice-President, Sales
James S. Gertler(1)...................    35    Director
Thomas D. Murphy......................    48    Director
Sydney Sweibel(1).....................    51    Director
Jonathan J. Ginns.....................    37    Director

-------------
(1)  Member of Audit Committee

     As at the time of our 2000 annual and special meeting of shareholders, the number of directors of our company was set at five, divided into three classes, the first class consisting of one director and the second and third classes consisting of two directors each. At our 1998 annual meeting of our shareholders, Messrs. Karp and Garfinkle, as members of a single class of directors, were elected to hold office until the close of our 2001 annual meeting of shareholders; at our 1999 annual meeting of shareholders, Messrs. Ostrin and Gertler, as members of a single class of directors, were elected to hold office until the close of our 2002 annual meeting of shareholders; and at our 2000 annual and special meeting of shareholders, Mr. N. Wechsler, as sole member of a class of directors, was elected to hold office until the close of our 2003 annual meeting of shareholders. In July 2000, the number of directors was increased to six and Mr. Murphy was appointed as a director to hold office until the close of our 2001 annual meeting of shareholders.

     Pursuant to their employment agreements, each of Messrs. N. Wechsler, Karp and Ostrin must be nominated by our company for election as a director. See Item 11--"Executive Compensation."

     Executive officers of our company are appointed annually by our Board of Directors and serve until their successors are duly appointed and qualified.

     Neil S. Wechsler has been a director of our company since June 1995. Mr. Wechsler has been our Chief Executive Officer since October 1994 and was our Chairman from June 1996 through June 1999, at which time Mr. Wechsler and Mr. Holden L. Ostrin each became Co-Chairman. Mr. Wechsler earned a Bachelor of Arts degree from McGill University in 1988 and a Bachelor of Civil Law degree and a Bachelor of Common Law degree from McGill University in 1992.

     Holden L. Ostrin has been a director of our company since June 1996. Mr. Ostrin was our Vice Chairman from June 1996 through June 1999, at which time Mr. Ostrin and Mr. N. Wechsler each became Co-Chairman. From May 1995 to May 1996, Mr. Ostrin was an independent business consultant. Prior to

April 1995, Mr. Ostrin was Vice President and Director of CIBC Wood Gundy Securities Inc., a Canadian investment dealer. Mr. Ostrin earned a Bachelor of Arts degree from Boston University in 1982 and a Juris Doctor degree from Boston University School of Law in 1985.

     Henry M. Karp has been a director and the Chief Operating Officer of our company since June 1996. Since June 1999, Mr. Karp has been our President. From June 1996 through June 1999, Mr. Karp was our Executive Vice President, and from December 1994 to May 1996, Mr. Karp was our Vice President, Business Development. Mr. Karp earned a Bachelor of Arts degree in Economics from McGill University in 1976 and a Master of Business Administration degree from McGill University in 1978.

     Gary S. Wechsler, C.A. has been the Treasurer and Chief Financial Officer of our company since May 1994. For over five years until May 1999, Mr. Wechsler was a partner of Victor & Gold, a Montreal-based accounting firm. Mr. Wechsler continues to act as a consulting partner for Victor & Gold. Mr. Wechsler earned a Bachelor of Commerce degree from McGill University in 1980. Mr. Wechsler obtained his Chartered Accountant designation in 1983. Neil S. Wechsler and Gary
S. Wechsler are brothers.

     Ike Tamigian has been the Senior Vice-President and Chief Technology Officer of our company since June 2000. From June 1998 to June 2000, Mr. Tamigian was our Vice-President, Software Development. From June 1995 to June 1998, Mr. Tamigian was our Director of Software Development. Prior to June 1995, Mr. Tamigian was the Senior Design Engineer/Microprocessors and Microcontroller-Based Systems at Centrodyne Inc. for more than four years. Mr. Tamigian earned a Bachelor of Electrical Engineering degree from McGill University in 1987.

     Elliot Brenhouse has been Senior Vice-President and General Manager of our company since June 2000. From June 1998 to June 2000, Mr. Brenhouse was a Vice President of our company. Prior to June 1998, Mr. Brenhouse held various managerial positions with the aerospace division of AlliedSignal Canada Inc. for more than five years. Mr. Brenhouse earned a Bachelor of Electrical Engineering degree from McGill University in 1976.

     Leon P. Garfinkle has been a director of our company since June 1996 and has been our Senior Vice-President, General Counsel and Secretary since July 2000. Prior to July 2000, Mr. Garfinkle was a partner with the law firm of Goodman Phillips & Vineberg, in Montreal, Quebec. Mr. Garfinkle earned a Bachelor of Commerce degree from McGill University in 1982, a Bachelor of Laws degree from the University of Toronto in 1985 and a Bachelor of Laws degree from the University of Montreal in 1986.

     O. Bradley McKenna, C.A. has been the Vice-President, Administration and Human Resources of our company since June 1999. From March 1994 until June 1999, Mr. McKenna was our Controller. Mr. McKenna earned a Bachelor of Commerce degree from Loyola College in 1973 and a Master of Business Administration degree from McGill University in 1975. Mr. McKenna obtained his Chartered Accountant designation in 1978.

     Charles Morris has been Vice-President, Software Development of our company since June 2000. From June 1998 to June 2000, Mr. Morris was our Director of Software Development. Prior to June 1998, Mr. Morris was our Manager of Software Development. Prior to August 1996, Mr. Morris was a software consultant. Mr. Morris earned a Bachelor of Science degree in Mathematics and Computer Science from McGill University in 1979, a Bachelor of Theology degree from McGill University in 1984 and a Master of Divinity from the Montreal Diocesan Theological College in 1985.

     Frank Alcaraz has been Vice-President, Operations of our company since June 2000. From November 1998 to June 2000, Mr. Alcaraz was our Director of Cost and Quality Control. Prior to November 1998, Mr. Alcaraz was Product Costing/Program Manager with the aerospace division of AlliedSignal Canada Inc. for more than five years. Mr. Alcaraz earned a Bachelor of Mechanical Engineering degree from Concordia University in 1968 and a Bachelor of Commerce degree from Concordia University in 1974.

     Catherine Rotiroti has been Vice-President, Project Management of our company since September 2000. From June 1997 to September 2000, Ms. Rotiroti was our Director of Project Management. Prior to

June 1997, Ms. Rotiroti was Director MIS of Cumberland Pharmacies. Ms. Rotiroti earned a Bachelor of Arts degree in Mathematics and Computer Science from Concordia University in 1980.

     Martin J. Reiss has been Vice-President, Sales of our company since July 2000. Prior to July 2000, Mr Reiss was a Sales Director of PSC, Inc. Mr. Reiss earned a Bachelor of Science degree in Economics from University of Georgia in 1977.

     James S. Gertler has been a director of our company since November 1997. Since May 1993, he has been the Vice President of Corporate Development for Daily News, L.P. and U.S. News and World Report, L.P. From 1996 to 2001, Mr. Gertler was also the Vice President of Corporate Development of Applied Graphics Technologies, Inc. Mr. Gertler earned a Bachelor of Science degree in Economics from the Wharton School of the University of Pennsylvania in 1988 and a Masters of Business Administration degree from Harvard University in 1992.

     Thomas D. Murphy has been a director of our company since July 2000. Mr. Murphy is the President of Peak Tech Consulting, a firm that specializes in information technology management and related benefit realization. Prior to January 2000, Mr. Murphy was Vice President, Information Technology of The Kroger Co. Mr. Murphy earned a Bachelor of Arts degree in Education and Sciences from Western State College, Colorado in 1976.

     Sydney Sweibel has been a director of our company since October 2001. Mr. Sweibel has more than 25 years experience in taxation and business law and in 1994 established the law firm of Sweibel Novek, in Montreal, Quebec. Mr. Sweibel earned a bachelors of arts degree from Sir George Williams University in 1971 and a bachelors degree in civil law from McGill University in 1974.

     Jonathan J. Ginns has been a director of our company since October 2001. Since 1996, Mr. Ginns has been Managing Partner of ACON Investments, a Washington D.C. based private equity investment firm. Mr. Ginns earned a Bachelor of Arts degree from Brandeis University in 1986, and a Masters of Business Administration degree from Harvard University in 1992.

Audit Committee

     The Audit Committee of our Board of Directors performs services related to the completion of the audit of our consolidated financial statements. The Audit Committee has responsibility for, among other things, (i) reviewing the scope and results of the audit with the independent auditors, (ii) reviewing with management and the independent auditors our consolidated financial statements,
(iii) considering the adequacy of our internal accounting, bookkeeping and control procedures, and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effects of such performance on the auditors' independence. The members of our Audit Committee are Messrs. Ostrin, Gertler and Murphy.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The compensation paid to the Chief Executive Officer and the two other executive officers of our company (collectively, the "Named Executive Officers"), for each of the three most recently completed fiscal years is set forth in the following table.

----------------------------------------------------------------------------------------
                                                Annual                 Long Term
                                           Compensation ($)           Compensation
                                    ----------------------------------------------------
                                                                Common Shares Underlying
    Name and Position        Year   Salary(1)         Bonus(1)         Options
----------------------------------------------------------------------------------------
Neil S. Wechsler             2001    435,934          189,854            345,000(2)
   Co-Chairman and          ------------------------------------------------------------
   Chief Executive Officer   2000    252,491           73,559            250,000
                            ------------------------------------------------------------
                             1999    123,166           30,791            284,000(3)
----------------------------------------------------------------------------------------
Holden L. Ostrin             2001    435,934          189,854            359,000(4)
   Co-Chairman              ------------------------------------------------------------
                             2000    252,491           73,559            250,000
                            ------------------------------------------------------------
                             1999    123,166           30,791            284,000(3)
----------------------------------------------------------------------------------------
Henry M. Karp                2001    435,934          189,854            355,000(5)
   President and            ------------------------------------------------------------
   Chief Operating Officer   2000    252,491           73,559            250,000
                            ------------------------------------------------------------
                             1999    123,166           30,791            284,000(3)
----------------------------------------------------------------------------------------

(1) We pay salaries and bonuses in Canadian dollars. The respective average exchange rates for 1999, 2000 and 2001 were used to convert these salaries into dollars: US$1.00=Cdn.$1.4858 (1999); US$1.00=Cdn.$1.4852 (2000) and
     US$1.00=Cdn$1.5484 (2001).

(2) Includes 80,000 common shares issuable pursuant to the automatic replacement ("reload") feature of an option granted in 1997 and exercised in 2001. See footnote (3) under Item 12--"Security Ownership of Certain Beneficial Owners and Management."

(3) Includes 94,000 common shares issuable pursuant to the automatic replacement ("reload") feature of an option granted in 1997 and exercised in 1999. See footnote (3) under Item 12--"Security Ownership of Certain Beneficial Owners and Management."

(4) Includes 94,000 common shares issuable pursuant to the automatic replacement ("reload") feature of an option granted in 1997 and exercised in 2001. See footnote (3) under Item 12--"Security Ownership of Certain Beneficial Owners and Management."

(5) Includes 90,000 common shares issuable pursuant to the automatic replacement ("reload") feature of an option granted in 1997 and exercised in 2001. See footnote (3) under Item 12--"Security Ownership of Certain Beneficial Owners and Management."

Option Grants in 2001

     The following table provides information regarding options granted to the Named Executive Officers during 2001. These grants are also reflected in the Summary Compensation Table.

---------------------------------------------------------------------------------------------------------
                                                                             Potential Realizable
                                                                               Value at Assumed
                                                                            Annual Rates of Stock
                                                                            Price Appreciation for
                                        Individual Grants                     Option Term ($) (1)
                      -------------------------------------------------- --------------------------------
                                      Percent of
                      Common Shares      Total
                        Underlying  Options Granted Exercise
                         Options    to Employees in  Price  Expiration
Name                   Granted (#)       2001         ($)      Date           5%               10%
---------------------------------------------------------------------------------------------------------
Neil S. Wechsler         265,000         15.53       30.05   13/06/11    5,008,045        12,691,370
                      -----------------------------------------------------------------------------------
                          80,000          4.69       35.55     5/5/02    1,788,576         4,532,604
---------------------------------------------------------------------------------------------------------
Holden L. Ostrin         265,000         15.53       30.05   13/06/11    5,008,045        12,691,370
                      -----------------------------------------------------------------------------------
                          94,000          5.51       35.55     5/5/02    2,101,577         5,325,809
---------------------------------------------------------------------------------------------------------
Henry M. Karp            265,000         15.53       30.05   13/06/11    5,008,045        12,691,370
                      -----------------------------------------------------------------------------------
                          90,000          5.28       35.55     5/5/02    2,012,148         5,099,179
---------------------------------------------------------------------------------------------------------

(1) The dollar amounts under these columns represent the potential realizable value of each option granted assuming that the market price of the common shares appreciates in value from the date of grant to the expiration date at the 5% and 10% annual rates prescribed by the SEC and are for illustration purposes only. They are not intended to forecast possible future appreciation, if any, of the price of the common shares.

     Aggregated Option and Warrant Exercises in 2001 and Year-end Option Values

     The following table provides information regarding option and warrant exercises by the Named Executive Officers in 2001 and the amount and value of the Named Executive Officers' exercised and unexercised options as of December 31, 2001.

 ------------------------------------------------ --------------------------- --------------------------
                                                   Number of Common Shares
                          Option and Warrant       Underlying Unexercised       Value of Unexercised
                              Exercises                    Options            In-the-Money Options ($)
                      --------------------------- --------------------------- --------------------------
                         Common
                         Shares
                      Acquired on     Value
 Name                   Exercise  Realized ($)    Exercisable  Unexercisable  Exercisable  Unexercisable
 -------------------------------------------------------------------------------------------------------
 Neil S. Wechsler       280,000      5,977,421      309,000(1)     390,000     1,923,550    2,706,000
 -------------------------------------------------------------------------------------------------------
 Holden L. Ostrin       394,000      8,287,952      309,000        390,000     1,653,000    2,706,000
 -------------------------------------------------------------------------------------------------------
 Henry M. Karp          450,000     10,520,431      309,000(2)     390,000     1,730,000    2,706,000
 -------------------------------------------------------------------------------------------------------

(1) Does not include an additional 14,000 common shares issuable pursuant to the reload feature of an option granted in 1997. See footnote (3) under
     Item 12--"Security Ownership of Certain Beneficial Owners and Management."

(2) Does not include an additional 4,000 common shares issuable pursuant to the reload feature of an option granted in 1997. See footnote (3) under Item 12--"Security Ownership of Certain Beneficial Owners and Management."

     Executive Employment Agreements

     We have entered into employment agreements with each of the Named Executive Officers. The agreements, the terms of which are identical, were entered into as of May 5, 1997. They were designed to assure us of the continued employment of each officer in his respective executive positions with our company.

     Under the terms of these agreements, each of which has been amended, each officer receives a minimum annual salary and an annual bonus in an amount not less than 25% of the salary then in effect.

Additional bonuses may also be paid in whatever amounts and at whatever times as determined by our Board of Directors.

     Each of these agreements provided for an option grant. The option grant was designed to provide incentive in a manner similar to and commensurate with the incentive arrangements for senior executives of other high technology companies of comparable size and scope. The option grants took into account that no options had been granted in 1996 and none were going to be granted in 1998. Each officer was granted an option to acquire 400,000 common shares at an exercise price of $3.00 per share (collectively the "Executive Options"). The last sale price of the common shares prior to May 4, 1997 was $2.75 per share. The Executive Options have been exercised in full by each of the Named Executive Officers.

     The agreements provide that we will pay or reimburse the officer for the premiums for a life and disability term insurance policy with a minimum coverage of $5,000,000. The agreements also provide for the forgiveness of indebtedness of the officer if he leaves the employment of our company for any reason.

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

     If the officer's services are terminated other than for cause or death or disability, or in the event that the officer terminates his employment with our company for good reason (as defined in the agreements) within six months of a change of control (as defined in the agreements), (i) we will pay to the officer an amount equal to five times the sum of (a) the highest salary paid to him during the term and (b) the highest aggregate bonuses paid to him during any year during the term, (ii) the exercise price of all options, warrants and rights held by the officer to purchase common shares shall be reduced to Cdn.$1.00 in the aggregate and all of such options shall become immediately exercisable and will expire within 90 days of the termination of the covered officer's employment with our company, (iii) the term insurance, for which we have been reimbursing premiums will be converted to a whole life insurance policy and we will pay the entire cost of the premium for that whole life insurance policy, and (iv) we will acquire medical insurance coverage for the officer and his family for a period of five years, equivalent to the coverage already enjoyed by the officer as a senior officer of our company.

     The agreements each contain a covenant on the part of the officer not to compete with our company for a period of 24 months following the date upon which he ceases to be an employee of our company.

Compensation of Directors

     In June 2001, options to purchase 35,000 common shares at an exercise price of $30.05 per share were granted to each of Messrs. Murphy and Gertler, being our two non-executive directors at the time, and in October 2001, options to purchase 35,000 common shares at an exercise price of $22.45 per share were granted to each of Messrs. Ginns and Sweibel, our two other non-executive directors. These options become exercisable as to 50% of the underlying shares on the first anniversary of their grant and will become exercisable as to the remaining 50% of the underlying shares on the second anniversary of their grant. These options expire after ten years.

     As of 2002, we shall pay an annual fee of $10,000 to each of our non-executive directors.

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

     Upon its establishment, 3,000,000 common shares were authorized for issuance pursuant to options granted under the 1997 Plan. On April 26, 2000, our Board of Directors approved, subject to the approval of shareholders and regulatory authorities, a 3,000,000-share increase in the number of common shares that may be issued under the 1997 Plan. Immediately prior to this increase, 1,111,271 common shares had been issued pursuant to the 1997 Plan and an additional 1,888,000 common shares were underlying options outstanding under this plan. Shareholders and regulatory authorities approved the April 26, 2000 amendment to the 1997 Plan in June 2000. On October 12, 2001, our Board of Directors approved, subject to the approval of shareholders and regulatory authorities, a further 3,000,000-share increase in the number of common shares that may be issued under the 1997 Plan. Immediately prior to this increase, 2,543,725 common shares had been issued pursuant to the 1997 Plan and an additional 3,305,025 common shares were underlying options outstanding under this plan.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 14, 2002, certain information regarding the beneficial ownership of our common shares by (i) each person known to us to be a beneficial owner of more than 5% of the common shares of our company, (ii) each director and Named Executive Officer of our company and (iii) all directors and officers of our company as a group.

                                                   Number and Nature
                                                           of
                                                       Beneficial
Name of Beneficial Owner                                Ownership     Percent(1)
------------------------                                ---------     ----------
Neil S. Wechsler...................................     325,750(2)(3)    2.06%
Henry M. Karp......................................     313,000(3)(4)    1.98%
Holden L. Ostrin...................................     309,000(3)(5)    1.96%
Wellington Management Company, LLP.................   1,564,440(6)      10.11%
Leon P. Garfinkle..................................        5,000(3)(7)    *
James S. Gertler...................................       17,500(8)       *
Thomas D. Murphy...................................            0(9)       *
Sydney Sweibel.....................................            0(10)      *
Jonathan J. Ginns..................................            0(11)      *
All directors and officers as a group (16 persons).    1,108,400(3)(12)  6.69%

*    does not exceed one percent (1%)

(1)  Assumes  no  issuance  of  common  shares   reserved  for  issuance   under
     outstanding options and warrants, except for those held by the director or officer.

(2) Excludes unvested options to purchase 390,000 common shares. Mr. Wechsler holds vested options to purchase 323,000 common shares (inclusive of an option to purchase 14,000 common shares which may be issued in accordance with the automatic replacement mechanism described in note (3) below).

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

(4) Excludes unvested options to purchase 390,000 common shares. Mr. Karp holds vested options to purchase 313,000 common shares (inclusive of an option to purchase 4,000 common shares which may be issued in accordance with the automatic replacement mechanism described in note (3) above).

(5) Excludes unvested options to purchase 390,000 common shares. Mr. Ostrin holds vested options to purchase 309,000 common shares.

(6) The address of this beneficial owner is 75 State Street, Boston, MA 02109. The information in this table is based exclusively on the most recent
     Schedule 13G filed by this beneficial owner with the Commission. Based on the Form 13G filed by this beneficial owner, it has shared voting power with respect to 1,249,840 of these shares and shared dispositive power with respect to 1,564,440 of these shares. We make no representation as to the accuracy or completeness of the information reported.

(7) Includes vested options to purchase 5,000 common shares. Excludes unvested options to purchase 62,500 common shares.

(8) Includes vested options to purchase 17,500 common shares. Excludes unvested options to purchase 47,500 common shares.

(9)  Excludes unvested options to purchase 47,500 common shares.

(10) Excludes unvested options to purchase 35,000 common shares.

(11) Excludes unvested options to purchase 35,000 common shares.

(12) Includes vested options, warrants and options vesting within 60 days, to purchase an aggregate of 1,092,250 common shares. Excludes unvested options to purchase 2,030,000 common shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Directors and Employees

     The aggregate indebtedness to our company of all employees, officers and directors and former employees, officers and directors is $114,485 which relates to an unsecured home-loan agreement with Holden L. Ostrin, the Co-Chairman of our company. This loan is non-interest bearing and is repayable in annual installments of $11,448 through and including July 1, 2012. The foregoing indebtedness is denominated in Canadian dollars, and has been converted at a rate of US$1.00=Cdn.$1.4849.

Transactions with Management

     The employment agreements that we have with each of the Named Executive Officers provide that we will pay or reimburse the officer for the premiums for a life and disability term insurance policy with a minimum coverage of $5,000,000. The agreements also provide for the forgiveness of indebtedness of the officer if he leaves the employment of our company for any reason. See Item 11--"Executive Compensation - Executive Employment Agreement."

Item 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 Exhibit
  Number                                 Exhibit
 -------  ----------------------------------------------------------------------
  3.1 Certificate and Articles of Continuance (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form F-1, file 333-4950, filed with the Commission on October 24, 1996)

  3.2 By-laws (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K, File No. 0-28572, filed with the Commission on March 8, 1999)

  3.3 Certificate and Articles of Amendment (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 1, 2001)

  4 Specimen certificate of the common shares (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form 8, File No. 0-28572, filed with the Commission on July 17, 1996)

  10.1 Employment Agreement with Neil S. Wechsler (incorporated by reference to Exhibit I to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998)

  10.2 Amendment to Employment Agreement with Neil S. Wechsler (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 8, 1999)

  10.3    Amendment to Employment Agreement with Neil S. Wechsler

  10.4    Employment  Agreement with Henry M. Karp (incorporated by reference to
          Exhibit II to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998)

  10.5 Amendment to Employment Agreement with Henry M. Karp (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 8, 1999)

  10.6    Amendment to Employment Agreement with Henry M. Karp

  10.7 Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit III to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31,
          1998)

  10.8 Amendment to Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 8, 1999)

  10.9    Amendment to Employment Agreement with Holden L. Ostrin

  21 List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on February 24, 2000)

  23.1    Consent of KPMG LLP

  23.2    Consent of PricewaterhouseCoopers LLP

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed for the year ended December 31, 2001:

     1. Form 8-K filed with the Commission on February 1, 2001 (Item 7 - Exhibits); and

     2. Form 8-K filed with the Commission on May 18, 2001 (Item 4 - Changes in Registrant's Certifying Accountant; Item 7 - Exhibits).

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 28, 2002                      Optimal Robotics Corp.


                                   By: /s/   NEIL S. WECHSLER
                                       -----------------------------------------
                                       Neil S. Wechsler, Co-Chairman
                                       (Principal Executive Officer)


                                   By: /s/   GARY S. WECHSLER
                                       -----------------------------------------
                                       Gary S. Wechsler, Chief Financial Officer
                                       (Principal Accounting Officer)


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 28, 2002                          By: /s/ NEIL S. Wechsler
                                            ------------------------------------
                                            Neil S. Wechsler, Director


March 28, 2002                          By: /s/ HOLDEN L. OSTRIN
                                            ------------------------------------
                                            Holden L. Ostrin, Director


March 28, 2002                          By: /s/ HENRY M. KARP
                                            ------------------------------------
                                            Henry M. Karp, Director


March 28, 2002                          By: /s/ JAMES S. GERTLER
                                            ------------------------------------
                                            James S. Gertler, Director


March 28, 2002                          By: /s/ LEON P. GARFINKLE
                                            ------------------------------------
                                            Leon P. Garfinkle, Director


March 28, 2002                          By: /s/ THOMAS D. MURPHY
                                            ------------------------------------
                                            Thomas D. Murphy, Director


March 28, 2002                          By: /s/ SYDNEY SWEIBEL
                                            ------------------------------------
                                            Sydney Sweibel, Director


March 28, 2002                          By: /s/ JONATHAN J. GINNS
                                            ------------------------------------
                                            Jonathan J. Ginns, Director