Form 10-Q
period 2002-03-31
OPTIMAL ROBOTICS CORP
filed 2002-05-02
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Yes [X] No [_]

At April 29, 2002, the registrant had 15,100,535 Class "A" shares (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTIMAL ROBOTICS CORP.
Consolidated Balance Sheets
(Unaudited)

March 31, 2002 and December 31, 2001
(expressed in US dollars)

===================================================================================================================
                                                                                 March 31,             December 31,
                                                                                      2002                     2001
-------------------------------------------------------------------------------------------------------------------
                                                                                                          (Audited)
Assets

Current assets:
     Cash and cash equivalents                                               $   1,819,217            $   9,616,430
     Short-term investments                                                     83,414,282               94,487,326
     Accounts receivable, net of allowance for doubtful accounts of
       $300,000 ($300,000 at December 31, 2001)                                 24,982,963                9,009,445
     Inventories (note 3)                                                       23,751,215               22,355,267
     Tax credits receivable                                                        984,057                  884,057
     Future income taxes                                                           302,834                  284,253
     Prepaid expenses and deposits                                                 697,934                  989,107
     --------------------------------------------------------------------------------------------------------------
                                                                               135,952,502              137,625,885

Property, plant and equipment                                                    6,379,082                6,130,347

Goodwill                                                                         2,730,353                2,730,353

Intangibles (note 4)                                                               964,791                  904,810

-------------------------------------------------------------------------------------------------------------------
                                                                             $ 146,026,728            $ 147,391,395
===================================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                                $   9,291,729            $   6,673,804
     Income taxes payable                                                        1,825,445                4,794,476
     Deferred revenue                                                            6,474,228                1,307,312
     --------------------------------------------------------------------------------------------------------------
                                                                                17,591,402               12,775,592

Future income taxes                                                              1,073,244                1,143,213

Shareholders' equity:
     Share capital (note 5)                                                    123,445,380              126,476,633
     Other capital                                                                   5,282                    5,282
     Retained earnings                                                           5,395,891                8,475,146
     Cumulative translation adjustment                                          (1,484,471)              (1,484,471)
     --------------------------------------------------------------------------------------------------------------
                                                                               127,362,082              133,472,590

Contingencies (note 6)

-------------------------------------------------------------------------------------------------------------------
                                                                             $ 146,026,728            $ 147,391,395
===================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Operations
(Unaudited)

Three-month periods ended March 31, 2002 and 2001
(expressed in US dollars)

===============================================================================
                                                           2002            2001
-------------------------------------------------------------------------------

Revenues                                           $ 20,374,389    $ 19,607,998

Cost of sales                                        12,918,677      12,271,007

-------------------------------------------------------------------------------
Gross margin                                          7,455,712       7,336,991

Expenses (income):
     Selling, general and administrative              6,528,179       3,417,893
     Research and development (note 7)                  400,734         330,004
     Amortization                                       614,947         297,675
     Operating lease                                    395,192         206,352
     Investment income                                 (705,006)     (1,056,511)
     --------------------------------------------------------------------------
                                                      7,234,046       3,195,413

-------------------------------------------------------------------------------
Earnings before income taxes                            221,666       4,141,578

Income taxes provision (note 8)                         115,450       1,622,140

-------------------------------------------------------------------------------
Net earnings                                       $    106,216    $  2,519,438
===============================================================================

Weighted average number of shares:
     Basic                                           15,384,010      13,807,141
     Plus impact of stock options and warrants           21,323       1,277,064

-------------------------------------------------------------------------------
     Diluted                                         15,405,333      15,084,205
===============================================================================

Earnings per share:
     Basic                                         $       0.01    $       0.18
     Diluted                                               0.01            0.17

===============================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Retained Earnings
(Unaudited)

Three-month periods ended March 31, 2002 and 2001
(expressed in US dollars)

============================================================================================
                                                                       2002             2001
--------------------------------------------------------------------------------------------
Retained earnings (deficit), beginning of period                $ 8,475,146      $  (830,545)

Net earnings                                                        106,216        2,519,438

Excess of purchase price over book value of shares (note 5)      (3,185,471)              --

--------------------------------------------------------------------------------------------
Retained earnings, end of period                                $ 5,395,891      $ 1,688,893
============================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Cash Flows
(Unaudited)

Three-month periods ended March 31, 2002 and 2001
(expressed in US dollars)

===================================================================================================
                                                                             2002              2001
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings                                                    $    106,216      $  2,519,438
     Adjustments for:
         Amortization                                                     614,947           297,675
         Unrealized foreign exchange loss on contract advance                  --           121,768
         Non-refundable tax credits                                            --          (113,662)
         Future income taxes                                              (88,550)        1,622,140
         Loss on securitization of accounts receivable                         --            24,424
     Changes in operating assets and liabilities:
         Amounts receivable                                           (15,973,518)      (11,014,079)
         Proceeds on securitization of trade accounts receivable               --         3,038,907
         Inventories                                                   (1,395,948)       (2,910,904)
         Tax credits receivable                                          (100,000)           44,106
         Prepaid expenses and deposits                                    291,173          (498,556)
         Accounts payable and accrued liabilities                       2,617,925         2,960,852
         Income taxes payable                                          (2,969,031)               --
         Deferred revenue                                               5,166,916         2,729,683
---------------------------------------------------------------------------------------------------
                                                                      (11,729,870)       (1,178,208)
Cash flows from financing activities:
     Proceeds from issuance of common shares                                   --         1,735,978
     Repurchase of common shares                                       (6,216,724)               --
     ----------------------------------------------------------------------------------------------
                                                                       (6,216,724)        1,735,978
Cash flows from investing activities:
     Purchase of capital assets                                          (923,663)         (805,953)
     Decrease in short-term investments                                11,073,044         5,214,219
     ----------------------------------------------------------------------------------------------
                                                                       10,149,381         4,408,266

---------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents
   during the period                                                   (7,797,213)        4,966,036

Cash and cash equivalents, beginning of period                          9,616,430         5,006,982

---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $  1,819,217      $  9,973,018
===================================================================================================

Cash and cash equivalents consist of:
     Cash balances with banks                                        $  1,819,217      $  6,123,697
     Short-term investments                                                    --         3,849,321

---------------------------------------------------------------------------------------------------
                                                                     $  1,819,217      $  9,973,018
===================================================================================================

Supplementary disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                    $      4,010      $     33,000
         Income taxes                                                   3,173,030            10,000
===================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Three-month periods ended March 31, 2002 and 2001
(expressed in US dollars)

================================================================================

1.   Interim financial information:

     These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles. The unaudited balance sheet as at March 31, 2002 and the unaudited statements of operations, retained earnings and cash flows for the periods ended March 31, 2002 and 2001 reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods presented. The Company's revenue and income are subject to seasonal variations. Consequently, the results of operations for the first quarter ended March 31, 2002 are not traditionally indicative of the results for the full year. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 2 of the annual consolidated financial statements for the year ended December 31, 2001. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual consolidated financial statements of the Company as at and for the year ended December 31, 2001.

     Certain of the prior year amounts have been reclassified to conform to the current fiscal year presentation. These changes had no impact on previously reported results of operations, financial position, cash flow or shareholders' equity.

     All amounts in the attached notes are unaudited unless specifically identified.

2.   Significant accounting policies:

     (a)  Stock-based compensation:

          Effective January 1, 2002, the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants ("CICA"), Handbook
          Section 3870, with respect to the accounting for stock-based compensation and other stock-based payments. The new recommendations require that all stock-based payments to non-employees, and employee awards that are direct awards of stock, call for settlement in cash or other assets, or are stock appreciation rights that call for settlement by the issuance of equity instruments, granted on or after January 1, 2002 be accounted for using the fair value method. For all other stock-based employee compensation awards, the CICA has not prescribed specific methods, and therefore the Company has chosen to continue to follow its existing policy of using the settlement method of accounting as permitted under the new standard. Under this method, no compensation expense is recognized when stock options are issued to employees. Any consideration received from the plan participants upon exercise of stock options is credited to share capital.

          The new standard requires that the Company disclose the pro forma effect of accounting for all stock-based awards granted during the three-month period ended March 31, 2002 under the fair value-based method.

          There is no impact on the Company's consolidated financial position, results of operations and cash flows as a result of adopting these recommendations.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2002 and 2001
(expressed in US dollars)

================================================================================

2.   Significant accounting policies (continued):

     (b)  Goodwill and other intangible assets:

          Effective January 1, 2002, the Company adopted the new recommendations of the CICA, Handbook Section 3062, with respect to the accounting for goodwill and other intangible assets. The standard changes the accounting for goodwill from an amortization method to an impairment-only approach. In addition, the standard requires acquired intangible assets to be separately recognized if the benefit of the intangible assets is obtained through contractual or other legal right, or if the intangible assets can be sold, transferred, licensed, rented or exchanged.

          The change was accounted for prospectively. The Company did not record an amortization of goodwill in the three months ended March 31, 2002. Goodwill was tested for impairment during the first quarter of fiscal 2002. The fair value of the Alpha Microsystems business, which was acquired during the second quarter of fiscal 2001 and from which the goodwill arose, was estimated using the expected present value of future cash flows. Management considered that there was no impairment in the carrying value of goodwill.

          There  has been no change in the  estimated  useful  life of the other
          intangible   assets  which   continue  to  be   amortized   using  the
          straight-line method at the following annual rates:

          ======================================================================

          Customer list                                                     25%
          Patents                                                            5%

          ======================================================================

          As  required   under  CICA  Handbook   Section  3062,   the  following
          information is presented:

          ======================================================================
                                                              2002          2001
          ----------------------------------------------------------------------

          Reported net earnings                           $106,216    $2,519,438
          Add back goodwill amortization                        --            --

          ----------------------------------------------------------------------
          Adjusted net earnings                           $106,216    $2,519,438
          ======================================================================

          The acquisition which gave rise to the recording of goodwill only occurred during the second quarter of fiscal 2001. Accordingly, there was no goodwill or amortization thereof recorded in the accounts during the three months ended March 31, 2001 and thus, there was no impact on the Company's results of operations and earnings per share.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2002 and 2001
(expressed in US dollars)

================================================================================

3.   Inventories:

     ===========================================================================
                                                   March 31,        December 31,
                                                        2002                2001
     ---------------------------------------------------------------------------
                                                                       (Audited)

     Finished goods                              $ 1,668,070         $ 2,778,678
     Work in process                                 645,756             542,378
     Raw materials                                 8,267,880           6,969,536
     Replacement parts                            13,169,509          12,064,675

     ---------------------------------------------------------------------------
                                                 $23,751,215         $22,355,267
     ===========================================================================

4.   Intangibles:

     ===========================================================================
                                                                       March 31,
                                                                            2002
     ---------------------------------------------------------------------------

                                Gross carrying      Accumulated         Net book
                                        amount     amortization            value
     ---------------------------------------------------------------------------

     Customer list              $      786,414    $      65,321    $     721,093
     Patents                           260,759           17,061          243,698

     ---------------------------------------------------------------------------
                                $    1,047,173    $      82,382    $     964,791
     ===========================================================================

     ===========================================================================
                                                                    December 31,
                                                                            2001
     ---------------------------------------------------------------------------
                                                                       (Audited)

                                Gross carrying      Accumulated         Net book
                                        amount     amortization            value
     ---------------------------------------------------------------------------

     Customer list              $      786,414    $      26,000    $     760,414
     Patents                           158,364           13,968          144,396

     ---------------------------------------------------------------------------
                                $      944,778    $      39,968    $     904,810
     ===========================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2002 and 2001
(expressed in US dollars)

================================================================================

5.   Share capital:

     Changes in the issued and outstanding share capital were as follows:

============================================================================================================
                                                March 31, 2002                      March 31, 2001
                                          -----------------------------         ----------------------------
                                              Number            Dollars             Number           Dollars
------------------------------------------------------------------------------------------------------------
     Balance, December 31,
       2001 and 2000                      15,471,335      $ 126,476,633         13,708,690     $ 107,050,914

     Issued for cash pursuant to
       exercise of stock options                  --                 --             14,000            64,688

     Issued pursuant to exercise
       of warrants:                               --                 --            253,420                --
       - Ascribed value from other
           capital                                --                 --                 --             4,402
       - Cash                                     --                 --                 --         1,671,290

     Stock repurchase plan (i)              (370,800)        (3,031,253)                --                --

------------------------------------------------------------------------------------------------------------
     Balance, March 31, 2002
       and 2001                           15,100,535      $ 123,445,380         13,976,110     $ 108,791,294
============================================================================================================

     (i) On February 26, 2002, the Board of Directors approved a stock repurchase program authorizing the Company to purchase up to 750,000 of the Company's Class "A" shares in the open market commencing March 5, 2002 and ending March 4, 2003. As at March 31, 2002, 370,800 shares having a book value of $3,031,253 had been repurchased for a total consideration of $6,216,724. The excess of the purchase price over book value of the shares in the amount of $3,185,471 was charged to retained earnings.

6.   Contingencies:

     (a) In 1995 and 1996, the Company received demand letters from the same claimant alleging patent infringement. In July 1999, the claimant filed a civil action alleging patent infringement in the United States District Court for the District of Utah against the Company and PSC Inc., one of the Company's suppliers. In addition, a similar suit has been filed in the State of Utah against one of the Company's customers. The Company is contractually bound to indemnify the customer for any damages it incurs in connection with such suit. At the Company's expense, the Company's legal counsel is defending this suit. The Company also received a lawyer's letter from another party in 1999, and again in February 2001, alleging infringement of another patent.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2002 and 2001
(expressed in US dollars)

================================================================================

6.   Contingencies (continued):

     (a)  (Continued):

          The Company believes these claims to be without merit and intends to vigorously defend its position. Consequently, no provision has been made in these financial statements with respect to the above claims.

     (b) The Company is party to litigation arising in the normal course of operations. The Company does not expect the resolution of such matters to have a materially adverse effect on the financial position or results of operations of the Company.

7.   Research and development:

     ===========================================================================
                                                            2002           2001
     --------------------------------------------------------------------------

     Research and development expenses                 $ 500,734      $ 399,560
     Less tax credits                                   (100,000)       (69,556)

     --------------------------------------------------------------------------
                                                       $ 400,734      $ 330,004
     ==========================================================================

8.   Income taxes:

     The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

     ===========================================================================
                                                            2002            2001
     --------------------------------------------------------------------------

     Earnings before income taxes                      $ 221,666      $4,141,578
     ===========================================================================

     Combined Canadian federal and Quebec
       provincial income taxes at 36% (2001 - 37%)     $  79,800      $1,532,384
     Foreign exchange (1)                                 51,417              --
     Permanent differences and other                     (15,767)         89,756

     --------------------------------------------------------------------------
     Income tax provision                              $ 115,450      $1,622,140
     ===========================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2002 and 2001
(expressed in US dollars)

================================================================================

8.   Income taxes (continued):

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

     The provision for income taxes is composed of the following:

     ---------------------------------------------------------------------------
                                                            2002            2001
     ===========================================================================

     Current income taxes                            $   204,000      $       --
     Future income taxes                                 (88,550)      1,622,140

     ---------------------------------------------------------------------------
                                                     $   115,450      $1,622,140
     ===========================================================================

9.   Segmented information:

     The Company operates in one segment, the development, marketing, installation, servicing and sale of automated transaction products designed for use in the retail sector. Substantially all of the Company's revenue is derived from sales to retailers located in the United States and is denominated in U.S. dollars. Property, plant and equipment, goodwill and intangibles by geographic area are as follows:

     ---------------------------------------------------------------------------
                                                       March 31,    December 31,
                                                            2002            2001
     ===========================================================================
                                                                       (Audited)

     Canada                                          $ 4,886,436      $4,436,119
     United States                                     5,187,790       5,329,391

     ---------------------------------------------------------------------------
                                                     $10,074,226      $9,765,510
     ===========================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2002 and 2001
(expressed in US dollars)

================================================================================

10. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP:

     (a)  Consolidated statement of operations:

          The reconciliation of earnings reported in accordance with Canadian GAAP with U.S. GAAP is as follows:

          ==========================================================================================
                                                                        March 31,          March 31,
                                                                             2002               2001
          ------------------------------------------------------------------------------------------
          Net earnings in accordance with Canadian GAAP             $     106,216     $    2,519,438
          Stock-based compensation costs (i)                            9,745,833        (14,008,625)

          ------------------------------------------------------------------------------------------
          Net earnings (loss) in accordance with U.S. GAAP          $   9,852,049     $  (11,489,187)
          ==========================================================================================

          Earnings (loss) per share:
               Basic                                                $        0.64     $       (0.83)
               Diluted                                                       0.64             (0.83)
          ==========================================================================================

     (i)  Accounting for stock-based compensation:

          For stock-based compensation plans, the Company has chosen to use, for U.S. GAAP purposes, the intrinsic value method (APB Opinion No. 25), which requires compensation costs to be recognized on the difference, if any, between the quoted market price of the stock at the grant date and the amount the individual must pay to acquire the stock. Certain of the Company's stock options are variable because the exercise price is not known until the options are exercised. As a result, compensation cost is measured on the date the options are exercised.

          Under Canadian GAAP, the Company uses the settlement method of accounting for options and compensation expense is not recognized.

     (ii) Accounting for the Impairment or Disposal of Long-lived Assets:

          SFAS No. 144 provides accounting guidance for long-lived assets to be disposed of other than by sale, and to be disposed of by sale. This statement is effective for the Company's fiscal year beginning January 1, 2002. The adoption of this standard did not have an initial material impact on its financial statements.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2002 and 2001
(expressed in US dollars)

================================================================================

10. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP (continued):

     (b)  Consolidated balance sheets:

          ======================================================================================================
                                                     March 31, 2002                       December 31, 2001
                                               ---------------------------           ---------------------------
                                               Canadian                 US           Canadian                 US
                                                   GAAP               GAAP               GAAP               GAAP
          ------------------------------------------------------------------------------------------------------
                                                                                           (Audited)
          Shareholders' equity:
               Share capital              $ 123,445,380      $ 165,901,943      $ 126,476,633      $ 168,933,196
               Other capital                      5,282         29,894,319              5,282         39,640,152
               Retained earnings
                 (deficit)                    5,395,891        (65,415,947)         8,475,146        (72,082,525)
               Cumulative translation
                 adjustment                  (1,484,471)                --         (1,484,471)                --
               Accumulated other
                 comprehensive loss                  --         (3,018,233)                --         (3,018,233)

          ------------------------------------------------------------------------------------------------------
                                          $ 127,362,082      $ 127,362,082      $ 133,472,590      $ 133,472,590
          ======================================================================================================

     (c)  Recent accounting pronouncements:

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

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q  contains  certain  forward-looking  statements  within  the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors such as: we principally depend on one line of products; we relied on one customer for a majority of our revenues in 2001; we may not be able to manage our growth; we rely on third party suppliers; our U-Scan(R) systems are assembled at two facilities; we may not be able to keep pace with changes in technology; we depend upon key personnel; competition could reduce revenue from the U-Scan system; our products may contain defects; the adverse resolution of litigation against us could adversely impact our business; organized labor may resist U-Scan; we may be vulnerable to technological problems; and economic conditions in the United States and Canada, affecting the self-checkout industry, are beyond our control and may result in reduced demand and pricing pressure on our products, all as discussed in our annual report on Form 10-K for the year ended December 31, 2001.

     The following discussion of the financial condition and results of operations of our company should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2001, and the foregoing factors. All dollar amounts are expressed in U.S. dollars and, other than those expressed in millions of dollars, have been rounded to the nearest thousand.

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

     We prepare our consolidated financial statements in accordance with accounting principles which are generally accepted in Canada with a reconciliation to accounting principles generally accepted in the United States, as disclosed in note 10 of the notes to our interim consolidated financial statements for the periods ended March 31, 2002 and 2001.

Change in accounting policy

     Effective January 1, 2002, the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to the accounting for goodwill and other intangible assets. The standard changes the accounting for goodwill from an amortization method to an impairment-only approach. In addition, the standard requires acquired intangible assets to be separately recognized if the benefit of the intangible assets is obtained through contractual or other legal right, or if the intangible assets can be sold, transferred, licensed, rented or exchanged.

     The change was accounted for prospectively. The Company did not record an amortization of goodwill in the three months ended March 31, 2002. Goodwill was tested for impairment during the first quarter of fiscal 2002. The fair value of the Alpha Microsystems ("Alpha") business, which was acquired during the second quarter of fiscal 2001 and from which the goodwill arose, was estimated using the expected present value of future cash flows. We considered that there was no impairment in the carrying value of goodwill.

Financial Condition

     Our cash and short-term investment portfolio amounted to $85,233,000 as at March 31, 2002, compared to $104,104,000 as at December 31, 2001. The decrease relates primarily to cash used in operations (primarily the increase in accounts receivable) and funds used for the repurchase for cancellation of our Class "A" shares. Our portfolio of short-term investments consists of short-term discounted notes. Our investments are liquid and investment grade. The portfolio is invested in U.S. and Canadian dollar denominated securities, which are short-term to minimize interest rate risk.

     Our inventory position at March 31, 2002 was $23,751,000, up from $22,355,000 at the end of 2001. This increase is mainly attributable to raw materials and replacement parts amounting to $8,267,000 and $13,170,000, respectively, for March 31, 2002 compared to $6,970,000 and $12,065,000, respectively, for December 2001. Raw materials increased in order to provide for deliveries in the second quarter of 2002. The replacement parts inventory increased in order to service additional systems sold during the period. We believe that, considering our current installed base, this level of replacement parts is appropriate for the current servicing and support of our customers.

     We have no long-term debt. Shareholders' equity as at March 31, 2002 was $127,362,000 as compared to $133,473,000 as at December 31, 2001. The decrease is attributable to the repurchase of 370,800 shares under the Company's stock repurchase program for a total consideration of $6,217,000. On February 26, 2002, the Board of Directors had approved the stock repurchase program authorizing the Company to purchase up to 750,000 Class "A" shares in the open market. The share repurchase program expires March 4, 2003.

Results of Operations

First Three Months of 2002 Compared with First Three Months of 2001

     Total revenues increased by $766,000, or 4%, in the first three months of the year compared to last year. Our sales were impacted by a general weakness in the economy and in particular due to reduced Information Technology ("IT") spending by our customers.

     Total cost of sales increased by $648,000, or 5%, in the three-month period ended March 2002 compared to the first quarter of 2001. The increase was consistent with the increase in sales.

Overall, gross margins remained constant as a percentage of sales at 37% for the three-month periods ended March 31, 2002 and 2001.

     Gross research and development expenses increased by $101,000, or 25%, from 2001 to 2002. As a percentage of total revenues, gross research and development expenses remained constant at 2% for both three-month periods ended March 31, 2001 and 2002. Research and development expenses for the three-month period ended March 31, 2002 included continuing costs of completion of the development of the U-Scan Mobile Attendant(TM) device and the development of an electronic signature capture interface and process; a paging feature; a lower profile, smaller footprint U-Scan system; and the improvement of the graphical user interface (GUI).

     Selling, general, administrative and operating lease expenses increased by $3,299,000, or 91%, in 2002 compared to 2001. As a percentage of total revenues, these expenses increased from 18% to 34%. The increase was attributable to the following items: the inclusion of the operating costs of Optimal Systems Services (formerly Alpha) which was acquired in May 2001; increased investment in sales and marketing; and an increase in support, technical and administrative staff in order to service the expanded customer base.

     The Company's net earnings were $106,000 in the quarter compared to $2,519,000 in 2001. On a per share basis, the Company earned $0.01 (basic and diluted) compared to $0.18 ($0.17 on a diluted basis) in 2001.

Liquidity and Capital Resources

     As of March 31, 2002, we had cash, cash equivalents and short-term investments of $85,233,000 (2001 - $104,104,000), and working capital of $118,361,000 (2001 - $124,850,000).

     Operating activities used $11,730,000 of cash and cash equivalents in the first three months of 2002, compared to $1,178,000 used during the first three months of 2001. The increase reflects lower earnings in the quarter as well as the Company's additional investment in accounts receivable at March 31, 2002. Under an agreement with a Canadian chartered bank, the Company has the right to sell designated accounts receivable to the bank on a non-recourse basis. No receivables were sold by the Company in the period ended March 31, 2002, whereas $6,469,000 and $3,063,000 were sold in December 2001 and March 2001, respectively.

     During the first three months of 2002, the Company, through its stock repurchase program, repurchased for cancellation 370,800 Class "A" shares at an average price of $16.77 for a total consideration of $6,217,000. In addition, during the first three months in 2002, the Company did not issue any Class "A" shares pursuant to the exercise of options or warrants, whereas during the first three months of 2001, the Company issued 267,420 Class "A" shares pursuant to the exercise of options and warrants, which resulted in net cash proceeds of $1,736,000.

     In the first three months of 2002, the Company invested $924,000 (2001- $806,000), to purchase capital assets, which principally related to computer equipment and software and testing units.

     We believe that our cash, cash equivalents and short-term investments will be adequate to meet our needs for at least the next 12 months.

Item 3. There have been no material changes since December 31, 2001.

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

     Kroger and one of its subsidiaries have also been sued by the same claimant in the State of Utah based upon the same issues underlying the suit filed against us in 1999. At our expense, our counsel is also defending Kroger and its subsidiary in such action. Furthermore, we are contractually bound to indemnify Kroger for any damages that it may incur in connection with such suit.

     We are also party to litigation arising in the normal course of operations. We do not expect the resolution of such matters to have a materially adverse effect on our financial position or results of operations.

Item 2. The registrant has nothing to report under this item.

Items 3. through 5. The registrant has nothing to report under these items.

Item 6.

(a)  Exhibits - Not applicable.

(b) Reports on Form 8K : Form 8-K filed with the Commission on February 28, 2002 (Item 7- Exhibits).

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               OPTIMAL ROBOTICS CORP.

Dated: May 2, 2002                        By:  /s/ Holden L. Ostrin
                                               ---------------------------------
                                                   Holden L. Ostrin
                                                   Co-Chairman


                                          By:  /s/ Gary S. Wechsler
                                               ---------------------------------
                                                   Gary S. Wechsler
                                                   Treasurer and Chief Financial
                                                   Officer


                                     - 19 -
s