Form 10-Q
period 2002-06-30
OPTIMAL ROBOTICS CORP
filed 2002-07-18
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


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

Yes   __x__   No ____

At July 15, 2002, the registrant had 14,936,235 Class "A" shares (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

OPTIMAL ROBOTICS CORP.
Consolidated Balance Sheets
(Unaudited)

June 30, 2002 and December 31, 2001
(expressed in US dollars)

====================================================================================================
                                                                           June 30,     December 31,
                                                                               2002             2001
----------------------------------------------------------------------------------------------------
                                                                                           (Audited)
Assets

Current assets:
     Cash and cash equivalents                                        $   7,592,684    $   9,616,430
     Short-term investments                                              75,419,503       94,487,326
     Accounts receivable, net of allowance for doubtful accounts of
       $66,494 ($300,000 at December 31, 2001)                           19,438,357        9,009,445
     Inventories (note 3)                                                25,605,008       22,355,267
     Tax credits receivable                                                 289,408          884,057
     Future income taxes                                                    211,936          284,253
     Prepaid expenses and deposits                                          811,007          989,107
----------------------------------------------------------------------------------------------------
                                                                        129,367,903      137,625,885

Property, plant and equipment                                             6,795,196        6,130,347

Goodwill                                                                  2,730,353        2,730,353

Intangibles (note 4)                                                      1,012,701          904,810

Future income taxes                                                         190,212               --

----------------------------------------------------------------------------------------------------
                                                                      $ 140,096,365    $ 147,391,395
====================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                         $  10,020,278    $   6,673,804
     Income taxes payable                                                   303,717        4,794,476
     Deferred revenue                                                     4,945,534        1,307,312
----------------------------------------------------------------------------------------------------
                                                                         15,269,529       12,775,592

Future income taxes                                                              --        1,143,213

Shareholders' equity:
     Share capital (note 5)                                             122,102,244      126,476,633
     Other capital                                                            5,282            5,282
     Retained earnings                                                    4,203,781        8,475,146
     Cumulative translation adjustment                                   (1,484,471)      (1,484,471)
----------------------------------------------------------------------------------------------------
                                                                        124,826,836      133,472,590

Contingencies (note 6)

----------------------------------------------------------------------------------------------------
                                                                      $ 140,096,365    $ 147,391,395
====================================================================================================


See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Operations
(Unaudited)

Periods ended June 30, 2002 and 2001
(expressed in US dollars)

==================================================================================================
                                               Three months ended               Six months ended
                                                   June 30,                         June 30,
                                              --------------------            --------------------
                                              2002            2001            2002            2001
--------------------------------------------------------------------------------------------------
Revenues                              $ 19,544,455    $ 31,084,738    $ 39,918,844    $ 50,692,736

Cost of sales                           13,057,378      19,334,127      25,976,055      31,605,134

--------------------------------------------------------------------------------------------------
Gross margin                             6,487,077      11,750,611      13,942,789      19,087,602

Expenses (income):
     Selling, general and
       administrative                    6,988,824       4,545,568      13,517,003       7,963,461
     Research and development
       (note 7)                            708,185         427,568       1,108,919         757,572
     Amortization                          650,491         368,523       1,265,438         666,198
     Operating lease                       369,451         277,897         764,643         484,249
     Investment income                    (475,176)       (808,914)     (1,180,182)     (1,865,425)
     ---------------------------------------------------------------------------------------------
                                         8,241,775       4,810,642      15,475,821       8,006,055

--------------------------------------------------------------------------------------------------
(Loss) earnings before income taxes     (1,754,698)      6,939,969      (1,533,032)     11,081,547

(Recovery of) income tax provision
   (note 8)                             (1,687,058)      2,692,088      (1,571,608)      4,314,228

--------------------------------------------------------------------------------------------------
Net (loss) earnings                   $    (67,640)   $  4,247,881    $     38,576    $  6,767,319
==================================================================================================

Weighted average number of shares:
     Basic                              14,983,916      14,247,188      15,182,856      14,028,380
     Plus impact of stock options
       and warrants                        147,429         972,425          84,376       1,097,361

--------------------------------------------------------------------------------------------------
     Diluted                            15,131,345      15,219,613      15,267,232      15,125,741
==================================================================================================

Earnings per share (note 10):
     Basic                            $       0.00    $       0.30    $       0.00    $       0.48
     Diluted                                  0.00            0.28            0.00            0.45

==================================================================================================


See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Retained Earnings
(Unaudited)

Periods ended June 30, 2002 and 2001
(expressed in US dollars)


==========================================================================================
                                          Three months ended            Six months ended
                                                June 30,                     June 30,
                                          -------------------          -------------------
                                          2002           2001          2002           2001
------------------------------------------------------------------------------------------
Retained earnings (deficit),
   beginning of period             $ 5,395,891    $ 1,688,893   $ 8,475,146    $  (830,545)

Net (loss) earnings                    (67,640)     4,247,881        38,576      6,767,319

Excess of purchase price over
   book value of shares (note 5)    (1,124,470)            --    (4,309,941)            --

------------------------------------------------------------------------------------------
Retained earnings, end of period   $ 4,203,781    $ 5,936,774   $ 4,203,781    $ 5,936,774
==========================================================================================


See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Cash Flows
(Unaudited)

Periods ended June 30, 2002 and 2001
(expressed in US dollars)

==============================================================================================================
                                                          Three months ended                Six months ended
                                                                June 30,                        June 30,
                                                          --------------------            --------------------
                                                          2002            2001            2002            2001
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net (loss) earnings                          $    (67,640)   $  4,247,881    $     38,576    $  6,767,319
     Adjustments for:
         Amortization                                  650,491         368,523       1,265,438         666,198
         Future income taxes                        (1,172,558)        659,096      (1,261,108)      2,289,342
         Loss on sale of trade accounts
           receivable                                       --              --              --          24,424
     Changes in operating assets and
       liabilities:
         Trade accounts receivable                   5,544,606      (9,944,872)    (10,428,912)    (20,958,951)
         Proceeds from sale of
           trade accounts receivable                        --              --              --       3,038,907
         Inventories                                (1,853,793)       (436,507)     (3,249,741)     (3,347,411)
         Tax credits receivable                        694,649         (75,000)        594,649         (30,894)
         Prepaid expenses and deposits                (113,073)         52,294         178,100        (446,262)
         Accounts payable and
           accrued liabilities                         728,549        (513,802)      3,346,474       2,447,050
         Income taxes payable                       (1,521,728)      2,032,994      (4,490,759)      2,032,994
         Deferred revenue                           (1,528,694)       (619,719)      3,638,222       2,109,964
     ---------------------------------------------------------------------------------------------------------
                                                     1,360,809      (4,229,112)    (10,369,061)     (5,407,320)
Cash flows from financing activities:
     Proceeds from issuance of
       common shares                                        --       1,735,283              --       3,471,261
     Repurchase of common shares                    (2,467,606)             --      (8,684,330)             --
     ---------------------------------------------------------------------------------------------------------
                                                    (2,467,606)      1,735,283      (8,684,330)      3,471,261
Cash flows from investing activities:
     Purchase of capital assets                     (1,114,515)       (440,930)     (2,038,178)     (1,246,883)
     Business acquisition                                   --      (1,141,000)             --      (1,141,000)
     Decrease (increase) in short-term
       investments                                   7,994,779        (770,073)     19,067,823       4,444,146
     ---------------------------------------------------------------------------------------------------------
                                                     6,880,264      (2,352,003)     17,029,645       2,056,263

--------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents during the period                     5,773,467      (4,845,832)     (2,023,746)        120,204

Cash and cash equivalents,
   beginning of period                               1,819,217       9,973,018       9,616,430       5,006,982

--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
   end of period                                  $  7,592,684    $  5,127,186    $  7,592,684    $  5,127,186
==============================================================================================================

Cash and cash equivalents consist of:
     Cash balances with banks                     $  7,592,684    $  2,040,464    $  7,592,684    $  2,040,464
     Short-term investments                                 --       3,086,722              --       3,086,722

--------------------------------------------------------------------------------------------------------------
                                                  $  7,592,684    $  5,127,186    $  7,592,684    $  5,127,186
==============================================================================================================

Supplemental disclosure to cash flow statement:
     Income taxes paid                            $    207,228    $     53,621    $  3,380,258    $     63,621
==============================================================================================================


See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Periods ended June 30, 2002 and 2001
(expressed in US dollars)

================================================================================

1.    Interim financial information:

      These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles. The unaudited balance sheet as at June 30, 2002 and the unaudited statements of operations, retained earnings and cash flows for the periods ended June 30, 2002 and 2001 reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods presented. The Company's revenue and income are subject to seasonal variations. Consequently, the results of operations for any quarter are not necessarily indicative of the results for the full year. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 2 of the annual consolidated financial statements for the year ended December 31, 2001. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual consolidated financial statements of the Company as at and for the year ended December 31, 2001.

      Certain of the prior year amounts have been reclassified to conform to the current fiscal year presentation. These changes had no impact on previously reported results of operations, financial position, cash flow or shareholders' equity.

      All amounts in the attached notes are unaudited unless specifically identified.

2.    Significant accounting policies:

      (a)   Stock-based compensation:

            Effective January 1, 2002, the Company adopted prospectively the new recommendations of the Canadian Institute of Chartered Accountants ("CICA"), Handbook Section 3870, with respect to the accounting for stock-based compensation and other stock-based payments. The new recommendations require that all stock-based payments to non-employees, and employee awards that are direct awards of stock, call for settlement in cash or other assets, or are stock appreciation rights that call for settlement by the issuance of equity instruments, granted on or after January 1, 2002 be accounted for using the fair value method. The Company presently does not have any such awards which must be accounted for using the fair value method. For all other stock-based employee compensation awards, the new standards permit the Company to continue to follow its existing policy of using the settlement date method of accounting. Under this method, no compensation expense is recognized when stock options are issued to employees. Any consideration received from the plan participants upon exercise of stock options is credited to share capital.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2002 and 2001
(expressed in US dollars)

================================================================================

2.    Significant accounting policies (continued):

      (a)   Stock-based compensation (continued):

            The new standard requires that the Company disclose the pro forma effect of accounting for all stock-based awards granted during the three and six-month periods ended June 30, 2002 under the fair value-based method (refer to note 10). In the first year of application, comparative disclosures need not be provided for prior periods.

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

            The change was accounted for prospectively. The Company did not record an amortization of goodwill in the three and six months ended June 30, 2002. Goodwill was tested for impairment during the first quarter of fiscal 2002. The fair value of the Alpha Microsystems business, which was acquired during the second quarter of fiscal 2001 and from which the goodwill arose, was estimated using the expected present value of future cash flows. Management considered that there was no impairment in the carrying value of goodwill.

            There has been no change in the estimated useful life of the other intangible assets which continue to be amortized using the straight-line method at the following annual rates:

            ====================================================================

            Customer list                                                    25%
            Patents                                                           5%

            ====================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2002 and 2001
(expressed in US dollars)

================================================================================

2.    Significant accounting policies (continued):

      (b)   Goodwill and other intangible assets (continued):

            As required under CICA Handbook Section 3062, the following information is presented:

         =======================================================================
                                    Three months ended         Six months ended
                                         June 30,                  June 30,
                                    ------------------         -----------------
                                    2002          2001         2002         2001
         -----------------------------------------------------------------------

         Reported net (loss)
           earnings           $  (67,640)   $4,247,881   $   38,576   $6,767,319
         Add back goodwill
           amortization,
           net of tax                 --        12,354           --       12,354

         -----------------------------------------------------------------------
         Adjusted net (loss)
           earnings           $  (67,640)   $4,260,235   $   38,576   $6,779,673
         =======================================================================

         Earnings per share:
              Basic           $     0.00    $     0.30   $     0.00   $     0.48
              Diluted               0.00          0.28         0.00         0.45

         =======================================================================

            The acquisition which gave rise to the recording of goodwill only occurred during the second quarter of fiscal 2001. Accordingly, there was no goodwill or amortization thereof recorded in the accounts during the first three months of fiscal 2001.

3.    Inventories:

================================================================================
                                                   June 30,         December 31,
                                                       2002                 2001
--------------------------------------------------------------------------------
                                                                       (Audited)

Finished goods                                  $ 2,368,686          $ 2,778,678
Work in process                                     792,860              542,378
Raw materials                                     8,939,685            6,969,536
Replacement parts                                13,503,777           12,064,675

--------------------------------------------------------------------------------
                                                $25,605,008          $22,355,267
================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2002 and 2001
(expressed in US dollars)

================================================================================

4.    Intangibles:

================================================================================
                                                                        June 30,
                                                                            2002
--------------------------------------------------------------------------------

                              Gross carrying       Accumulated          Net book
                                      amount      amortization             value
--------------------------------------------------------------------------------

Customer list                     $  786,414        $  104,641        $  681,773
Patents                              351,459            20,531           330,928

--------------------------------------------------------------------------------
                                  $1,137,873        $  125,172        $1,012,701
================================================================================

================================================================================
                                                                    December 31,
                                                                            2001
--------------------------------------------------------------------------------
                                                                       (Audited)

                              Gross carrying       Accumulated          Net book
                                      amount      amortization             value
--------------------------------------------------------------------------------

Customer list                     $  786,414        $   26,000        $  760,414
Patents                              158,364            13,968           144,396

--------------------------------------------------------------------------------
                                  $  944,778        $   39,968        $  904,810
================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2002 and 2001
(expressed in US dollars)

================================================================================

5.    Share capital:

      Changes in the issued and outstanding share capital were as follows:

===============================================================================================
                                            June 30, 2002                     June 30, 2001
                                        ----------------------           ----------------------
                                        Number         Dollars           Number         Dollars
-----------------------------------------------------------------------------------------------
Balance, December 31,
  2001 and 2000                    15,471,335    $ 126,476,633       13,708,690   $ 107,050,914

Issued for cash pursuant to
  exercise of stock options                --               --          402,000       1,483,375

Issued pursuant to exercise
  of warrants:                             --               --          353,420              --
  - Ascribed value from other
      capital                              --               --               --           4,402
  - Cash                                   --               --               --       1,987,886

Stock repurchase program (i)         (535,100)      (4,374,389)              --              --

-----------------------------------------------------------------------------------------------
Balance, June 30, 2002
  and 2001                         14,936,235    $ 122,102,244       14,464,110   $ 110,526,577
===============================================================================================

      (i) On February 26, 2002, the Board of Directors approved a stock repurchase program authorizing the Company to purchase up to 750,000 of the Company's Class "A" shares in the open market commencing March 5, 2002 and ending March 4, 2003. As at June 30, 2002, 535,100 shares having a book value of $4,374,389 had been repurchased for a total consideration of $8,684,330. The excess of the purchase price over book value of the shares in the amount of $4,309,941 was charged to retained earnings.

      (ii) On June 20, 2002, the shareholders approved an amendment to increase the number of shares available for issuance under the Company's stock option plan by 3,000,000 shares. The approval of the option plan amendment also serves to approve 1,715,000 options granted on March 2, 2002 at an exercise price of $13.86, which become immediately exercisable as to 1,385,000 of the underlying shares and exercisable as to 165,000 of the underlying shares on each of March 2, 2003 and 2004. In May 2002, the Company granted 45,000 options to acquire Class "A" shares at an exercise price of $14.83. These options become exercisable as to 22,500 shares on each of May 6, 2003 and 2004.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2002 and 2001
(expressed in US dollars)

================================================================================

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

7.    Research and development:

================================================================================
                              Three months ended              Six months ended
                                   June 30,                        June 30,
                              -------------------           --------------------
                              2002           2001           2002           2001
--------------------------------------------------------------------------------

 Research and development
   expenses            $   908,185    $   502,568    $ 1,408,919    $   902,128
 Less tax credits         (200,000)       (75,000)      (300,000)      (144,556)

--------------------------------------------------------------------------------
                       $   708,185    $   427,568    $ 1,108,919    $   757,572
================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2002 and 2001
(expressed in US dollars)

================================================================================

8.    Income taxes:

      The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

==========================================================================================
                                          Three months ended            Six months ended
                                               June 30,                      June 30,
                                          -------------------          -------------------
                                          2002           2001          2002           2001
------------------------------------------------------------------------------------------
(Loss) earnings before
  income taxes                     $(1,754,698)   $ 6,939,969   $(1,533,032)   $11,081,547
==========================================================================================

Combined Canadian federal and
  Quebec provincial income taxes
  at 36% (2001 - 37%)              $  (631,692)   $ 2,567,789   $  (551,892)   $ 4,100,172
Foreign exchange (1)                (1,377,580)            --    (1,326,163)            --
Permanent differences and other        322,214        124,299       306,447        214,056

------------------------------------------------------------------------------------------
(Recovery of) income tax
  provision                        $(1,687,058)   $ 2,692,088   $(1,571,608)   $ 4,314,228

==========================================================================================

      (1) For purposes of calculating the income tax provision of the Company, a tax liability or recovery is recognized on foreign exchange gains and losses which arise on the conversion into Canadian dollars of the net monetary assets denominated in U.S. dollars which is required for tax purposes. Because these financial statements are presented in U.S. dollars, these foreign exchange gains and losses do not impact earnings before income taxes even though the income tax provision includes a tax liability or recovery for these items. Future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar will change the amount of the foreign exchange gains (losses) and thus the provision or recovery for income taxes thereon.

      The (recovery of) provision for income taxes is composed of the following:

================================================================================
                              Three months ended             Six months ended
                                   June 30,                       June 30,
                              -------------------           --------------------
                              2002           2001           2002           2001
-------------------------------------------------------------------------------

Current income taxes   $  (514,500)   $ 2,032,992    $  (310,500)   $ 2,024,886
Future income taxes     (1,172,558)       659,096     (1,261,108)     2,289,342

-------------------------------------------------------------------------------
                       $(1,687,058)   $ 2,962,088    $(1,571,608)   $ 4,314,228
================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2002 and 2001
(expressed in US dollars)

================================================================================

9.    Segmented information:

      The Company operates in one segment, the development, marketing, installation, servicing and sale of automated transaction products designed for use in the retail sector. Substantially all of the Company's revenue is derived from sales to retailers located in the United States and is denominated in U.S. dollars. Property, plant and equipment, goodwill and intangibles by geographic area are as follows:

================================================================================
                                                  June 30,         December 31,
                                                      2002                 2001
--------------------------------------------------------------------------------
                                                                       (Audited)

Canada                                         $ 5,362,835           $ 4,436,119
United States                                    5,175,415             5,329,391

--------------------------------------------------------------------------------
                                               $10,538,250           $ 9,765,510
================================================================================

10.   Earnings per share:

      (a)   Stock-based compensation:

            If the fair value-based accounting method under Handbook Section 3870 had been used to account for stock-based compensation costs relating to exempt options and warrants issued to employees during the period ended June 30, 2002, the net earnings and related earnings per share figures would be as follows:

================================================================================
                                                        June 30, 2002
                                            ------------------------------------
                                              Three months           Six months
                                                     ended                ended
--------------------------------------------------------------------------------

Reported net (loss) earnings                    $    67,640)        $    38,576
Pro forma adjustments to compensation expense    16,941,450          16,941,450

--------------------------------------------------------------------------------
Pro forma net loss                             $(17,009,090)       $(16,902,874)
================================================================================

Pro forma loss per share:
     Basic                                      $     (1.14)        $     (1.11)
     Diluted                                          (1.14)              (1.11)

================================================================================

            The fair value of each option grant was determined using the following method and assumptions.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2002 and 2001
(expressed in US dollars)

================================================================================

10.   Earnings per share (continued):

      (a)   Stock-based compensation (continued):

            The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

================================================================================

Risk free interest rate                                                    3.32%
Expected volatility                                                          81%
Expected life in years                                                        10
Expected dividend yield                                                      nil

================================================================================


            The following table summarizes the weighted average grant-date fair value per share for options granted during the three months ended June 30, 2002:

======================================================================================================
                                                                                             Weighted
                                                                                              average
                                                                                           grant-date
                                                                       Number of           fair value
                                                                         options            per share
-----------------------------------------------------------------------------------------------------
Exercise price per share equal to market price per share               1,760,000        $       11.52
======================================================================================================

            Management believes that the effects of applying Handbook Section 3870 on a pro forma basis are not likely to be representative of the effects on reported pro forma net earnings for future years as the estimated compensation costs reflect only options granted between January 1, 2002 and June 30, 2002 and do not consider awards which may occur in future years, the terms and conditions of which may vary.

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

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2002 and 2001
(expressed in US dollars)

================================================================================

10.   Earnings per share (continued):

      (b)   Supplementary measure of earnings per share:

            Supplementary measures of earnings do not have any standardized meaning prescribed by generally accepted accounting principles and are therefore unlikely to be comparable to similar measures presented by other companies. The purpose of presenting a supplementary measure of net earnings and earnings per share is to illustrate the tax impact of the foreign exchange loss which arises on the conversion of the short-term investments into Canadian dollars for purposes of determining taxable income under Canadian income tax regulations as described in note 8.

==========================================================================================================
                                                       Three months ended              Six months ended
                                                             June 30,                       June 30,
                                                      ----------------------         ---------------------
                                                      2002             2001          2002             2001
----------------------------------------------------------------------------------------------------------
Net (loss) earnings                            $   (67,640)   $   4,247,881   $    38,576    $   6,767,319

Add back effect of future
  income taxes
  on foreign exchange loss                      (1,377,580)              --    (1,326,163)              --

----------------------------------------------------------------------------------------------------------
Supplementary measure
  of net (loss)
  earnings                                     $(1,445,220)   $   4,247,881   $(1,287,587)   $   6,767,319
==========================================================================================================

Supplementary measure of earnings per share:
     Basic                                     $     (0.10)   $        0.30   $     (0.08)   $        0.48
     Diluted                                         (0.10)            0.28         (0.08)            0.45

==========================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2002 and 2001
(expressed in US dollars)

================================================================================

11. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP:

      (a)   Consolidated statement of operations:

            The reconciliation of earnings reported in accordance with Canadian GAAP with U.S. GAAP is as follows:

==========================================================================================
                                        Three months ended               Six months ended
                                             June 30,                        June 30,
                                       --------------------            -------------------
                                       2002            2001            2002           2001
------------------------------------------------------------------------------------------
 Net (loss) earnings in
   accordance with
   Canadian GAAP               $    (67,640)   $  4,247,881    $     38,576   $  6,767,319
 Stock-based compensation (i)        32,310     (17,705,079)      9,778,143    (31,713,704)

------------------------------------------------------------------------------------------
 Net (loss) earnings in
   accordance
   with U.S. GAAP              $    (35,330)   $(13,457,198)   $  9,816,719   $(24,946,385)
==========================================================================================

 Earnings (loss) per share:
      Basic                    $       0.00    $      (0.94)   $       0.65   $      (1.78)
      Diluted                          0.00           (0.94)           0.64          (1.78)

==========================================================================================

      (i)   Accounting for stock-based compensation:

            For stock-based compensation plans, the Company has chosen to use, for U.S. GAAP purposes, the intrinsic value method (APB Opinion No.
            25), which requires compensation costs to be recognized on the difference, if any, between the quoted market price of the stock at the grant date and the amount the individual must pay to acquire the stock. Certain of the Company's stock options are variable because the exercise price is not known until the options are exercised. As a result, compensation cost is estimated each quarter from the date of grant until the options are exercised, based on the difference between the quoted market price of the Company's stock and the exercise price.

            Under Canadian GAAP, the Company uses the settlement method of accounting for options and compensation expense is not recognized.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2002 and 2001
(expressed in US dollars)

================================================================================

11. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP (continued):

      (b)   Consolidated balance sheets:

==============================================================================================
                                        June 30, 2002                   December 31, 2001
                                 ---------------------------        --------------------------
                                   Canadian               US         Canadian               US
                                       GAAP             GAAP             GAAP             GAAP
----------------------------------------------------------------------------------------------
                                                                              (Audited)
Shareholders' equity:
     Share capital            $ 122,102,244    $ 164,558,807    $ 126,476,633    $ 168,933,196
     Other capital                    5,282       29,862,009            5,282       39,640,152
     Retained earnings
       (deficit)                  4,203,781      (66,575,747)       8,475,146      (72,082,525)
     Cumulative translation
       adjustment                (1,484,471)              --       (1,484,471)              --
     Accumulated other
       comprehensive loss                --       (3,018,233)              --       (3,018,233)

----------------------------------------------------------------------------------------------
                              $ 124,826,836    $ 124,826,836    $ 133,472,590    $ 133,472,590
==============================================================================================


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

            In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards no. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. This statement is effective for the Company's fiscal year beginning January 1, 2002. The adoption of this standard did not have an initial material impact on its financial statements.

            In April 2002, FASB issued SFAS No 145, "Rescission of FASB Statements No. 54 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145 will be effective for the Company's fiscal year beginning January 1, 2003. The Company does not expect SFAS No. 145 to have a material impact on its financial statements.

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

      Our revenue and gross margins vary from quarter to quarter as a result of the level of business volumes and seasonality of demand. Our quarterly operating results are primarily affected by the level and timing of customer orders.

      We prepare our consolidated financial statements in accordance with accounting principles which are generally accepted in Canada with a reconciliation to accounting principles generally accepted in the United States, as disclosed in note 11 of the notes to our interim consolidated financial statements for the periods ended June 30, 2002 and 2001.

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

      The change was accounted for prospectively. The Company did not record an amortization of goodwill in the six months ended June 30, 2002. Goodwill was tested for impairment during the first quarter of fiscal 2002. The fair value of the Alpha Microsystems ("Alpha") business, which was acquired during the second quarter of fiscal 2001 and from which the goodwill arose, was estimated using the expected present value of future cash flows. We considered that there was no impairment in the carrying value of goodwill.

Financial Condition

      Our cash and short-term investment portfolio amounted to $83,012,000 as at June 30, 2002, compared to $104,104,000 as at December 31, 2001. The decrease relates primarily to cash used in operations (primarily the increase in accounts receivable) and funds used for the repurchase for cancellation of our Class "A" shares. Our portfolio of short-term investments consists of short-term discounted notes. Our investments are liquid and investment grade. The portfolio is invested in U.S. and Canadian dollar denominated securities, which are short-term to minimize interest rate risk.

      Our inventory position at June 30, 2002 was $25,605,000 up from $22,355,000 at the end of 2001. This increase is mainly attributable to raw materials and replacement parts amounting to $8,940,000 and $13,504,000, respectively, for June 30, 2002 compared to $6,970,000 and $12,065,000, respectively, for December 2001. Raw materials increased in order to provide for deliveries in the third quarter of 2002. The replacement parts inventory increased in order to service additional systems sold during the period. We believe that, considering our current installed base, this level of replacement parts is appropriate for the current servicing and support of our customers.

      We have no long-term debt. Shareholders' equity as at June 30, 2002 was $124,827,000 as compared to $133,473,000 as at December 31, 2001. The decrease is attributable to the repurchase of 535,100 shares under the Company's stock repurchase program for a total consideration of $8,684,000. On February 26, 2002, the Board of Directors had approved the stock repurchase program authorizing the Company to purchase up to 750,000 Class "A" shares in the open market. The share repurchase program expires March 4, 2003.

Results of Operations

First Six Months of 2002 Compared with First Six Months of 2001

      Total revenues decreased by $10,774,000 or 21%, in the first six months of the year compared to last year. Our sales were impacted by a continued weakness in the economy and in particular, the postponement and reduction of Information Technology ("IT") spending by our customers.

      Total cost of sales decreased by $5,629,000, or 18%, in the six-month period ended June 2002 compared to the six-month period ended June 30, 2001. The decrease was consistent with the decrease in sales. Overall, gross margins decreased as a percentage of sales from 38% to 35%. The decrease was mainly attributable to changes in our revenue mix, specifically the increased percentage of revenues attributable to service over total revenues.

      Gross research and development expenses increased by $507,000, or 56%, from 2001 to 2002. As a percentage of total revenues, gross research and development expenses increased from 2% to 4%. Research and development expenses for the six-month period ended June 30, 2002 included continuing costs of completion of the development of the U-Scan Mobile Attendant(TM) device and the development of an electronic signature capture interface and process; a lower profile, smaller footprint U-Scan system; and the improvement of the graphical user interface (GUI). In addition, we are expanding the range of point of sales systems that integrate seamlessly with the U-Scan system, as well as enhancing our automated software updating mechanism in order to allow us to broaden our target customer base.

      Selling, general, administrative and operating lease expenses increased by $5,834,000, or 69%, in 2002 compared to 2001. As a percentage of total revenues, these expenses increased from 17% to 36%. The increase was attributable to the following items: the inclusion of the operating costs of Optimal Systems Services (formerly Alpha) which was acquired in May 2001; increased investment in sales and marketing; and an increase in support and technical staff in order to service the expanded customer base.

      The recovery of income taxes amounted to approximately $1.6 million in the period. The income tax recovery differs from the amount computed by applying the combined federal and provincial tax rates to earnings before incomes taxes. The reasons for the differences are explained in note 8 to our interim consolidated financial statements. The most significant component is due to Canadian income taxes recovered of approximately $1.3 million related to foreign exchange losses. Because our consolidated financial statements are presented in U.S. dollars, the foreign exchange losses which, for Canadian income tax purposes, arise on the conversion into Canadian dollars of our net monetary assets denominated in U.S. dollars, create a tax recovery even though foreign exchange losses do not impact our earnings before income taxes.

      The Company's net earnings were $39,000 in the six-month period compared to $6,767,000 in 2001. On a per share basis the Company earned $0.00 (basic and diluted) compared to $0.48 ($0.45 on a diluted basis) in 2001. There was no material impact on earnings per share for fiscal 2001 as a result of the change in accounting policy related to goodwill and other intangible assets as disclosed in note 2 (b) of our interim consolidated financial statements. As a measure of our financial performance, management uses supplementary net earnings of operating performance. Supplementary net earnings exclude the effect of future income taxes on unrealized foreign exchange gains or losses, as disclosed in note 10 (b) of our interim consolidated financial statements. Excluding the recovery of income taxes on foreign exchange losses, the supplementary measure of net loss was $1,287,000 (0.08 per share basic and diluted) for the six month period ended June 30, 2002.

Second Quarter of 2002 Compared with Second Quarter of 2001

      Total revenues decreased by $11,540,000, or 37%, in the second quarter of the year compared to last year. Our sales were impacted by a general weakness in the economy and in particular due to the postponement and reduction of information Technology ("IT") spending by our customers.

      Total cost of sales decreased by $6,277,000, or 32%, in the second quarter of 2002 as compared to the same period last year. The decrease was consistent with the decrease in sales. Overall, gross margins decreased as a percentage of sales from 38% to 33%. The decrease was mainly attributable to changes in our revenue mix, specifically the increased percentage of revenues attributable to service over total revenues.

      Gross research and development expenses increased by $406,000, or 81%, from 2001 to 2002. As a percentage of total revenues, gross research and development expenses increased from 2% to 5%. Research and development expenses for the three-month period ended June 30, 2002 included continuing costs of completion of the development of the U-Scan Mobile Attendant(TM) device and the development of an electronic signature capture interface and process; a lower profile, smaller footprint U-Scan system; and the improvement of the graphical user interface (GUI). In addition, we are expanding the range of point of sales systems that integrate seamlessly with the U-Scan system, as well as enhancing our automated software updating mechanism in order to allow us to broaden our target customer base.

      Selling, general, administrative and operating lease expenses increased by $2,535,000 or 53%, in 2002 compared to 2001. As a percentage of total revenues, these expenses increased from 16% to 38%. The increase was attributable to the following items: the inclusion of the operating costs of Optimal Systems Services (formerly Alpha) which was acquired in May 2001; increased investment in sales and marketing; and an increase in support, technical and administrative staff in order to service the expanded customer base.

      The Company incurred a net loss of $68,000 in the quarter compared to net earnings of $4,248,000 in 2001. On a per share basis the Company earned $0.00 (basic and diluted) compared to $0.30 ($0.28 on a diluted basis) in 2001. There was no material impact on earnings per share for fiscal 2001 as a result of the change in accounting policy related to goodwill and other intangible assets as disclosed in note 2 (b) of our interim consolidated financial statements. As a measure of our financial performance, management uses supplementary net earnings of operating performance. Supplementary net earnings exclude the effect of future income taxes on unrealized foreign exchange gains or losses, as disclosed in note 10 (b) of our interim consolidated financial statements. Excluding the recovery of income taxes on the foreign exchange losses, the supplementary measure of net loss for the quarter was $1,445,000 ($0.10 per share basic and diluted).

Liquidity and Capital Resources

      As of June 30, 2002, we had cash, cash equivalents and short-term investments of $83,012,000 (December 31, 2001 - $104,104,000), and working capital of $114,098,000 (December 31, 2001 - $124,850,000).

      Operating activities used $10,369,000 of cash and cash equivalents in the first six months of 2002, compared to $5,407,000 used during the first six months of 2001. The increase reflects lower earnings as well as the payment of income taxes as at June 30, 2002. Under an agreement with a Canadian chartered bank, the Company has the right to sell designated accounts receivable to the bank on a non-recourse basis. The Company sold no receivables in the period ended June 30, 2002, whereas $6,469,000 and $3,063,000 were sold in December 2001 and June 2001, respectively. The increase in deferred revenue from December 31, 2001 is due to the billing of service contracts to our customers at the beginning of the fiscal year. These amounts are recognized into income over the terms of the related contracts.

      During the first six months of 2002, the Company, through its stock repurchase program, repurchased for cancellation 535,100 Class "A" shares at an average price of $16.23, for a total consideration of $8,684,000. In addition, during the first six months in 2002, the Company did not issue any Class "A" shares pursuant to the exercise of options or warrants, whereas during the first six months of 2001, the Company issued 755,420 Class "A" shares pursuant to the exercise of options and warrants, which resulted in net cash proceeds of $3,471,000.

      In the first six months of 2002, the Company invested $2,038,000 (2001- $1,246,000), to purchase capital assets, which principally related to computer equipment and software and testing units.

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

Item 4. The registrant held its annual and special meeting of the shareholders on June 20, 2002.

The following resolutions were adopted:

-------------------------- --------------------- ---------------- --------------- -------------- ----------------
Resolution                      Votes For         Votes Against      Withheld        Spoiled        Non-Voted
-------------------------- --------------------- ---------------- --------------- -------------- ----------------
Election of Directors (1)            10,657,444                          336,866        479,578
-------------------------- --------------------- ---------------- --------------- -------------- ----------------
Appointment of KPMG LLP              11,318,618                          125,607         29,663
as Auditors
-------------------------- --------------------- ---------------- --------------- -------------- ----------------
Amendment to Section                 11,319,831           97,091                         56,966
4.06 of By-Law No. 1A
-------------------------- --------------------- ---------------- --------------- -------------- ----------------
Amendment to Sections                11,288,619          122,189                         63,079                1
4.02, 4.07 and 5.01 of
By-Law No. 1A
-------------------------- --------------------- ---------------- --------------- -------------- ----------------
Amendment to Stock                    3,042,307        2,356,331                         73,946        6,001,304
Option Plan
-------------------------- --------------------- ---------------- --------------- -------------- ----------------

(1) The following directors were elected to hold office for the following respective periods:

      Jonathan J. Ginns, to hold office until the close of the 2004 annual meeting of shareholders; and

      Holden L. Ostrin, James S. Gertler and Sydney Sweibel, each to hold office until the close of the 2005 annual meeting of shareholders.

      The following directors did not stand for election and continue in office for the following respective periods:

      Neil S. Wechsler and Thomas D. Murphy, each holding office until the close of the 2003 annual meeting of shareholders; and

      Henry M. Karp and Leon P. Garfinkle, each holding office until the close of the 2004 annual meeting of shareholders.


Item 5. The registrant has nothing to report under this item.

Item 6.

(a)   Exhibits

 Exhibit
  Number                      Exhibit
  ------                      -------

  3.4     Amendment to Section 4.03 of the Company's By-Laws

  3.5     Amendment to Sections 4.02, 4.06, 4.07 and 5.01 of the Company's
          By-Laws

  3.6     By-Laws, as amended on April 26, 2000 and May 2, 2002

(b) Reports on Form 8K - One report on Form 8K was filed on June 6, 2002 relating to the Company's Annual and Special Meeting of Shareholders held on June 20, 2002 (Item 5).

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               OPTIMAL ROBOTICS CORP.


Dated: July 18, 2002                    By:  /s/ Holden L. Ostrin
                                             -----------------------------------
                                                  Holden L. Ostrin
                                                  Co-Chairman


                                        By:  /s/ Gary S. Wechsler
                                             -----------------------------------
                                                  Gary S. Wechsler
                                                   Treasurer and Chief Financial
                                                   Officer