Form 10-Q
period 2002-09-30
OPTIMAL ROBOTICS CORP
filed 2002-10-30
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                         Commission file number 0-28572

                             OPTIMAL ROBOTICS CORP.
             (Exact name of registrant as specified in its charter)

CANADA                                      98-0160833
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


         4700 de la Savane, Suite 101, Montreal, Quebec, Canada H4P 1T7
         (Address of Principal Executive Office)               (Zip Code)

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

Yes  X      No
   ------     -----

At October 28, 2002, the registrant had 14,936,235 Class "A" shares (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

OPTIMAL ROBOTICS CORP.
Consolidated Balance Sheets
(Unaudited)

September 30, 2002 and December 31, 2001
(expressed in US dollars)

====================================================================================================
                                                                       September 30,    December 31,
                                                                               2002            2001
----------------------------------------------------------------------------------------------------
                                                                                         (Audited)
Assets

Current assets:
     Cash and cash equivalents                                        $   5,260,286    $   9,616,430
     Short-term investments                                              67,422,912       94,487,326
     Accounts receivable, net of allowance for doubtful accounts of
       $66,494 ($300,000 at December 31, 2001)                           23,148,511        9,009,445
     Inventories (note 3)                                                24,302,512       22,355,267
     Tax credits receivable                                               1,152,073          884,057
     Future income taxes                                                    154,635          284,253
     Prepaid expenses and deposits                                          572,439          989,107
----------------------------------------------------------------------------------------------------
                                                                        122,013,368      137,625,885

Property, plant and equipment                                             6,714,555        6,130,347

Goodwill                                                                  2,730,353        2,730,353

Intangibles (note 4)                                                      1,192,160          904,810
----------------------------------------------------------------------------------------------------
                                                                      $ 132,650,436    $ 147,391,395
====================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                         $   6,080,458    $   6,673,804
     Income taxes payable                                                   122,233        4,794,476
     Deferred revenue                                                     2,461,801        1,307,312
----------------------------------------------------------------------------------------------------
                                                                          8,664,492       12,775,592

Future income taxes                                                         560,635        1,143,213

Shareholders' equity:
     Share capital (note 5)                                             122,102,244      126,476,633
     Other capital                                                            5,282            5,282
     Retained earnings                                                    2,802,254        8,475,146
     Cumulative translation adjustment                                   (1,484,471)      (1,484,471)
----------------------------------------------------------------------------------------------------
                                                                        123,425,309      133,472,590

Contingencies (note 6)

----------------------------------------------------------------------------------------------------
                                                                      $ 132,650,436    $ 147,391,395
====================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Operations
(Unaudited)

Periods ended September 30, 2002 and 2001
(expressed in US dollars)

===================================================================================================================================
                                                                  Three months ended                       Nine months ended
                                                                     September 30,                            September 30,
                                                           --------------------------------        --------------------------------
                                                                   2002                2001                2002                2001
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                                   $ 21,390,215        $ 33,757,420        $ 61,309,059        $ 84,450,156

Cost of sales                                                14,266,242          20,717,808          40,242,297          52,322,942
-----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                  7,123,973          13,039,612          21,066,762          32,127,214

Expenses (income):
     Selling, general and
       administrative                                         7,137,797           5,089,465          20,654,800          13,052,926
     Research and development
       (note 7)                                                  46,338              63,239           1,155,257             820,811
     Amortization                                               673,590             408,650           1,939,028           1,074,848
     Operating lease                                            383,746             332,612           1,148,389             816,861
     Investment income                                         (332,072)           (663,124)         (1,512,254)         (2,528,549)
-----------------------------------------------------------------------------------------------------------------------------------
                                                              7,909,399           5,230,842          23,385,220          13,236,897
-----------------------------------------------------------------------------------------------------------------------------------
(Loss) earnings before income taxes                            (785,426)          7,808,770          (2,318,458)         18,890,317

Income tax provision (recovery)
   (note 8)                                                     616,101           3,258,229            (955,507)          7,572,457
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                        $ (1,401,527)       $  4,550,541        $ (1,362,951)       $ 11,317,860
===================================================================================================================================
Weighted average number of
   shares:
     Basic                                                   14,936,235          15,268,386          15,099,748          14,446,265
     Plus impact of stock options
       and warrants                                               2,655           1,148,038              57,136           1,120,505
-----------------------------------------------------------------------------------------------------------------------------------
     Diluted                                                 14,938,890          16,416,424          15,156,884          15,566,770
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per share (note 10):
     Basic                                                 $      (0.09)       $       0.30        $      (0.09)       $       0.78
     Diluted                                                      (0.09)               0.28               (0.09)               0.73
===================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Retained Earnings
(Unaudited)

Periods ended September 30, 2002 and 2001
(expressed in US dollars)

====================================================================================================================================
                                                                Three months ended                         Nine months ended
                                                                   September 30,                               September 30,
                                                         --------------------------------         ---------------------------------
                                                                2002                 2001                2002                  2001
------------------------------------------------------------------------------------------------------------------------------------
Retained earnings (deficit),
   beginning of period                                   $ 4,203,781          $ 5,936,774         $ 8,475,146          $   (830,545)

Net (loss) earnings                                       (1,401,527)           4,550,541          (1,362,951)           11,317,860

Excess of purchase price over
   book value of shares (note 5)                                  --                   --          (4,309,941)                   --
------------------------------------------------------------------------------------------------------------------------------------
Retained earnings, end of period                         $ 2,802,254          $10,487,315         $ 2,802,254          $ 10,487,315
====================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Cash Flows
(Unaudited)

Periods ended September 30, 2002 and 2001
(expressed in US dollars)

====================================================================================================================================
                                                                      Three months ended                   Nine months ended
                                                                         September 30,                        September 30,
                                                              -------------------------------       --------------------------------
                                                                      2002               2001               2002               2001
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net (loss) earnings                                      $ (1,401,527)      $  4,550,541       $ (1,362,951)      $ 11,317,860
     Adjustments for:
         Amortization                                              673,590            408,650          1,939,028          1,074,848
         Future income taxes                                       808,148            137,755           (452,960)         2,427,097
         Loss on sale of trade accounts
           receivable                                                   --                 --                 --             24,424
     Changes in operating assets and
       liabilities:
         Accounts receivable                                    (3,710,154)        (1,774,837)       (14,139,066)       (22,733,788)
         Proceeds from sale of
           trade accounts receivable                                    --                 --                 --          3,038,907
         Inventories                                             1,302,496           (357,139)        (1,947,245)        (3,704,550)
         Tax credits receivable                                   (862,665)           (75,000)          (268,016)          (105,894)
         Prepaid expenses and deposits                             238,568            (20,278)           416,668           (466,540)
         Accounts payable and
           accrued liabilities                                  (3,939,820)        (3,623,299)          (593,346)        (1,176,249)
         Income taxes payable                                     (181,484)         2,747,228         (4,672,243)         4,780,222
         Deferred revenue                                       (2,483,733)        (1,089,493)         1,154,489          1,020,471
------------------------------------------------------------------------------------------------------------------------------------
                                                                (9,556,581)           904,128        (19,925,642)        (4,503,192)
Cash flows from financing activities:
     Proceeds from issuance of
       common shares                                                    --         15,950,056                 --         19,421,317
     Repurchase of common shares                                        --                 --         (8,684,330)                --
------------------------------------------------------------------------------------------------------------------------------------
                                                                        --         15,950,056         (8,684,330)        19,421,317
Cash flows from investing activities:
     Purchase of capital assets                                   (772,408)          (586,465)        (2,810,586)        (1,833,348)
     Business acquisition                                               --                 --                 --         (1,141,000)
     Decrease (increase) in short-term
       investments                                               7,996,591         (9,048,859)        27,064,414         (4,604,713)
------------------------------------------------------------------------------------------------------------------------------------
                                                                 7,224,183         (9,635,324)        24,253,828         (7,579,061)
------------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
   equivalents during the period                                (2,332,398)         7,218,860         (4,356,144)         7,339,064

Cash and cash equivalents,
   beginning of period                                           7,592,684          5,127,186          9,616,430          5,006,982
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
   end of period                                              $  5,260,286       $ 12,346,046       $  5,260,286       $ 12,346,046
====================================================================================================================================
Cash and cash equivalents consist of:
     Cash balances with banks                                 $  5,260,286       $  4,092,690       $  5,260,286       $  4,092,690
     Short-term investments                                             --          8,253,356                 --          8,253,356
------------------------------------------------------------------------------------------------------------------------------------
                                                              $  5,260,286       $ 12,346,046       $  5,260,286       $ 12,346,046
====================================================================================================================================
Supplemental disclosure to cash flow statement:
     Income taxes paid                                        $         --       $         --       $  3,380,258       $     63,621
====================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Periods ended September 30, 2002 and 2001
(expressed in US dollars)

================================================================================

1.    Interim financial information:

      These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles. The unaudited balance sheet as at September 30, 2002 and the unaudited statements of operations, retained earnings and cash flows for the periods ended September 30, 2002 and 2001 reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods presented. The Company's revenue and income are subject to seasonal variations. Consequently, the results of operations for any quarter are not necessarily indicative of the results for the full year. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 2 of the annual consolidated financial statements for the year ended December 31, 2001. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual consolidated financial statements of the Company as at and for the year ended December 31, 2001.

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

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, (continued)
(Unaudited)

Periods ended September 30, 2002 and 2001
(expressed in US dollars)

================================================================================

2.    Significant accounting policies (continued):

      (a)   Stock-based compensation (continued):

      The new standard requires that the Company disclose the pro forma effect of accounting for all stock-based awards granted during the three and nine-month periods ended September 30, 2002 under the fair value-based method (refer to note 10). In the first year of application, comparative disclosures need not be provided for prior periods.

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

      The change was accounted for prospectively. The Company did not record amortization of goodwill in the three and nine months ended September 30, 2002. Goodwill was tested for impairment during the first quarter of fiscal 2002. The fair value of the Alpha Microsystems business, which was acquired during the second quarter of fiscal 2001 and from which the goodwill arose, was estimated using the expected present value of future cash flows. Management considered that there was no impairment in the carrying value of goodwill.

      There has been no change in the estimated useful life of the other intangible assets which continue to be amortized using the straight-line method at the following annual rates:

================================================================================

      Customer list                                                        25%
      Patents                                                               5%

================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, (continued)
(Unaudited)

Periods ended September 30, 2002 and 2001
(expressed in US dollars)

================================================================================

2.    Significant accounting policies (continued):

      (b)   Goodwill and other intangible assets (continued):

      As required under CICA Handbook Section 3062, the following information is presented:

====================================================================================================================================
                                                          Three months ended                             Nine months ended
                                                             September 30,                                  September 30,
                                                  -----------------------------------           ------------------------------------
                                                           2002                  2001                    2002                   2001
------------------------------------------------------------------------------------------------------------------------------------
Reported net (loss)
  earnings                                        $  (1,401,527)           $4,550,541           $  (1,362,951)           $11,317,860
Add back goodwill
  amortization,
  net of tax                                                 --                37,056                      --                 49,410
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net (loss)
  earnings                                        $  (1,401,527)           $4,587,597           $  (1,362,951)           $11,367,270
====================================================================================================================================


Earnings per share:
     Basic                                        $       (0.09)           $     0.30           $          (0.09)        $      0.79
     Diluted                                              (0.09)                 0.28                      (0.09)               0.73
====================================================================================================================================

3.    Inventories:

====================================================================================================================================
                                                                                                September 30,           December 31,
                                                                                                         2002                   2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Audited)
Finished goods                                                                                  $   1,528,142            $ 2,778,678
Work in process                                                                                       421,358                542,378
Raw materials                                                                                       7,516,230              6,969,536
Replacement parts                                                                                  14,836,782             12,064,675
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                $  24,302,512           $ 22,355,267
====================================================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, (continued)
(Unaudited)

Periods ended September 30, 2002 and 2001
(expressed in US dollars)

================================================================================

4.    Intangibles:

================================================================================
                                                                   September 30,
                                                                            2002
--------------------------------------------------------------------------------
                                Gross carrying     Accumulated          Net book
                                        amount    amortization             value
--------------------------------------------------------------------------------
Customer list                       $  786,414        $143,962        $  642,452
Patents                                576,381          26,673           549,708
--------------------------------------------------------------------------------
                                    $1,362,795        $170,635        $1,192,160
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

                                Gross carrying     Accumulated          Net book
                                        amount    amortization             value
--------------------------------------------------------------------------------
Customer list                         $786,414         $26,000        $  760,414
Patents                                158,364          13,968           144,396
--------------------------------------------------------------------------------
                                      $944,778         $39,968        $  904,810
================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, (continued)
(Unaudited)

Periods ended September 30, 2002 and 2001
(expressed in US dollars)

================================================================================

5.   Share capital:

     Changes in the issued and outstanding share capital were as follows:

====================================================================================================================================
                                                                  September 30, 2002                         September 30, 2001
                                                          ---------------------------------           ------------------------------
                                                              Number                Dollars              Number              Dollars
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
  2001 and 2000                                           15,471,335          $ 126,476,633          13,708,690         $107,050,914

Issued for cash pursuant to
  exercise of stock options                                       --                     --           1,409,225           17,433,431

Issued pursuant to exercise
  of warrants:                                                    --                     --             353,420                   --
  - Ascribed value from other
      capital                                                     --                     --                  --                4,402
  - Cash                                                          --                     --                  --            1,987,886

Stock repurchase program (i                                 (535,100)            (4,374,389)                 --                   --

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30,
  2002 and 2001                                           14,936,235          $ 122,102,244          15,471,335         $126,476,633
====================================================================================================================================

(i) On February 26, 2002, the Board of Directors approved a stock repurchase program authorizing the Company to purchase up to 750,000 of the Company's Class "A" shares in the open market commencing March 5, 2002 and ending March 4, 2003. As at September 30, 2002, 535,100 shares having a book value of $4,374,389 had been repurchased for a total consideration of $8,684,330. The excess of the purchase price over book value of the shares in the amount of $4,309,941 was charged to retained earnings.

(ii) On June 20, 2002, the shareholders approved an amendment to increase the number of shares available for issuance under the Company's stock option plan by 3,000,000 shares. The approval of the option plan amendment also serves to approve 1,715,000 options granted on March 2, 2002 at an exercise price of $13.86 which become immediately exercisable as to 1,385,000 of the underlying shares and exercisable as to 165,000 of the underlying shares on each of March 2, 2003 and 2004. In May 2002, the Company granted 45,000 options to acquire Class "A" shares at an exercise price of $14.83. These options become exercisable as to 22,500 shares on each of May 6, 2003 and 2004.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, (continued)
(Unaudited)

Periods ended September 30, 2002 and 2001
(expressed in US dollars)

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

7.    Research and development:

====================================================================================================================================
                                                            Three months ended                            Nine months ended
                                                               September 30,                                September 30,
                                                     --------------------------------            -----------------------------------
                                                          2002                   2001                   2002                   2001
------------------------------------------------------------------------------------------------------------------------------------
     Research and development
       expenses                                      $ 909,003            $   511,485            $ 2,317,922            $ 1,413,613
     Less tax credits                                 (862,665)              (448,246)            (1,162,665)              (592,802)
------------------------------------------------------------------------------------------------------------------------------------
                                                     $  46,338            $    63,239            $ 1,155,257            $   820,811
====================================================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, (continued)
(Unaudited)

Periods ended September 30, 2002 and 2001
(expressed in US dollars)

================================================================================

8.    Income taxes:

      The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

====================================================================================================================================
                                                                  Three months ended                         Nine months ended
                                                                      September 30,                            September 30,
                                                            -------------------------------         --------------------------------
                                                                   2002                2001                2002                 2001
------------------------------------------------------------------------------------------------------------------------------------
(Loss) earnings before
  income taxes                                              $  (785,426)         $7,808,770         $(2,318,458)         $18,890,317
====================================================================================================================================
Combined Canadian federal and
  Quebec provincial income taxes
  at 36% (2001 - 37%)                                       $  (282,753)         $2,889,245         $  (834,645)         $ 6,989,417
Foreign exchange (1)                                          1,393,952                  --              67,789                   --
Difference in tax rates in
  foreign jurisdictions                                         (73,781)                 --            (123,620)                  --
Permanent differences and other                                (421,317)            368,984             (65,031)             583,040
------------------------------------------------------------------------------------------------------------------------------------
Income tax provision
  (recovery)                                                $   616,101          $3,258,229         $  (955,507)         $ 7,572,457
====================================================================================================================================

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

      The provision for (recovery of) income taxes is composed of the following:

====================================================================================================================================
                                                                  Three months ended                       Nine months ended
                                                                      September 30,                            September 30,
                                                            -------------------------------         --------------------------------
                                                                   2002                2001                2002                 2001
------------------------------------------------------------------------------------------------------------------------------------
Current income taxes                                        $  (192,047)         $3,120,474         $  (502,547)         $ 5,145,360
Future income taxes                                             808,148             137,755            (452,960)           2,427,097
------------------------------------------------------------------------------------------------------------------------------------
                                                            $   616,101          $3,258,229         $  (955,507)         $ 7,572,457
====================================================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, (continued)
(Unaudited)

Periods ended September 30, 2002 and 2001
(expressed in US dollars)

--------------------------------------------------------------------------------
9.    Segmented information:

      The Company operates in one segment, the development, marketing, installation, servicing and sale of automated transaction products designed for use in the retail sector. Substantially all of the Company's revenue is derived from sales to retailers located in the United States and is denominated in U.S. dollars. Property, plant and equipment, goodwill and intangibles by geographic area are as follows:

================================================================================
                                               September 30,        December 31,
                                                        2002                2001
--------------------------------------------------------------------------------
                                                                       (Audited)

Canada                                          $ 5,559,792           $4,436,119
United States                                     5,077,276            5,329,391
--------------------------------------------------------------------------------
                                                $10,637,068           $9,765,510
================================================================================

10.   Earnings per share:

      (a)   Stock-based compensation:

      If the fair value-based accounting method under Handbook Section 3870 had been used to account for stock-based compensation costs relating to exempt options and warrants issued to employees during the period ended September 30, 2002, the net earnings and related earnings per share figures would be as follows:

--------------------------------------------------------------------------------
                                                         September 30, 2002
                                                   -----------------------------
                                                   Three months      Nine months
                                                          ended            ended
--------------------------------------------------------------------------------
Reported net loss                                  $(1,401,527)    $ (1,362,951)
Pro forma adjustments to compensation expen           (814,824)     (17,756,274)
--------------------------------------------------------------------------------
Pro forma net loss                                 $(2,216,351)    $(19,119,225)
================================================================================
Pro forma loss per share:
   Basic                                           $     (0.15)    $      (1.27)
   Diluted                                               (0.15)           (1.27)
================================================================================

The fair value of each option grant was determined using the following method and assumptions.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, (continued)
(Unaudited)

Periods ended September 30, 2002 and 2001
(expressed in US dollars)

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
      Expected dividend yield                                                nil
================================================================================

      The following table summarizes the weighted average grant-date fair value per share for options granted during the three and nine-month periods ended September 30, 2002:

==========================================================================================================
                                             Three months ended                        Nine months ended
                                             September 30, 2002                       September 30, 2002
----------------------------------------------------------------------------------------------------------
                                                               Weighted                           Weighted
                                                                average                            average
                                                             grant-date                         grant-date
                                        Number of            fair value         Number of       fair value
                                          options             per share           options        per share
----------------------------------------------------------------------------------------------------------
      Exercise price per share
         equal to market price
         per share                             --            $       --          1,760,000        $  11.52
==========================================================================================================

      Management believes that the effects of applying Handbook Section 3870 on a pro forma basis are not likely to be representative of the effects on reported pro forma net earnings for future years as the estimated compensation costs reflect only options granted between January 1, 2002 and September 30, 2002 and do not consider awards which may occur in future years, the terms and conditions of which may vary.

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

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, (continued)
(Unaudited)

Periods ended September 30, 2002 and 2001
(expressed in US dollars)
================================================================================

10.   Earnings per share (continued):

     (b) Supplementary measure of earnings per share:

      Supplementary measures of earnings do not have any standardized meaning prescribed by generally accepted accounting principles and are therefore unlikely to be comparable to similar measures presented by other companies. The purpose of presenting a supplementary measure of net earnings and earnings per share is to illustrate the tax impact of the foreign exchange gains and losses which arises on the conversion of the short-term investments into Canadian dollars for purposes of determining taxable income under Canadian income tax regulations as described in note 8.

====================================================================================================================================
                                                                  Three months ended                       Nine months ended
                                                                     September 30,                            September 30,
                                                           ----------------------------------     ----------------------------------
                                                                     2002                2001               2002                2001
------------------------------------------------------------------------------------------------------------------------------------
      Net (loss) earnings                                  $   (1,401,527)     $    4,550,541     $   (1,362,951)     $   11,317,860

      Add back effect of future
        income taxes on foreign
        exchange gains                                          1,393,952                  --             67,789                  --
------------------------------------------------------------------------------------------------------------------------------------
      Supplementary measure
        of net (loss)
        earnings                                           $       (7,575)     $    4,550,541     $   (1,295,162)     $   11,317,860
====================================================================================================================================
      Supplementary measure
        of earnings
        per share:
           Basic                                           $           --      $         0.30     $        (0.09)     $         0.78
           Diluted                                                     --                0.28              (0.09)               0.73
====================================================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, (continued)
(Unaudited)

Periods ended September 30, 2002 and 2001
(expressed in US dollars)
================================================================================

11. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP:

      (a)   Consolidated statement of operations:

      The reconciliation of earnings reported in accordance with Canadian GAAP with U.S. GAAP is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                      Three months ended                    Nine months ended
                                                                         September 30,                         September 30,
                                                                -------------------------------      -------------------------------
                                                                         2002              2001             2002               2001
------------------------------------------------------------------------------------------------------------------------------------
      Net (loss) earnings in
        accordance with
        Canadian GAAP                                           $  (1,401,527)      $ 4,550,541      $(1,362,951)      $ 11,317,860
      Stock-based
        compensation (i)                                                   --         8,703,560        9,778,143        (23,010,144)
------------------------------------------------------------------------------------------------------------------------------------
      Net (loss) earnings in
        accordance
        with U.S. GAAP                                          $  (1,401,527)      $13,254,101      $ 8,415,192       $(11,692,284)
------------------------------------------------------------------------------------------------------------------------------------
      Earnings (loss) per sh   are:
           Basic                                                $       (0.09)      $      0.87      $      0.56       $      (0.81)
           Diluted                                                      (0.09)             0.81             0.56              (0.81)
------------------------------------------------------------------------------------------------------------------------------------

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

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, (continued)
(Unaudited)

Periods ended September 30, 2002 and 2001
(expressed in US dollars)

================================================================================

11. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP (continued):

     (b) Consolidated balance sheets:

====================================================================================================================================
                                                               September 30, 2002                        December 31, 2001
                                                       -----------------------------------       -----------------------------------
                                                            Canadian                    US            Canadian                   US
                                                                GAAP                  GAAP                GAAP                 GAAP
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           (Audited)
      Shareholders' equity:
           Share capital                               $ 122,102,244        $ 164,558,807        $ 126,476,633        $ 168,933,196
           Other capital                                       5,282           29,862,009                5,282           39,640,152
           Retained earnings
             (deficit)                                     2,802,254          (67,977,274)           8,475,146          (72,082,525)
           Cumulative translation
             adjustment                                   (1,484,471)                  --           (1,484,471)                  --
           Accumulated other
             comprehensive loss                                   --           (3,018,233)                  --           (3,018,233)
------------------------------------------------------------------------------------------------------------------------------------
                                                       $ 123,425,309        $ 123,425,309        $ 133,472,590        $ 133,472,590
====================================================================================================================================


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

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, (continued)
(Unaudited)

Periods ended September 30, 2002 and 2001
(expressed in US dollars)

================================================================================

11. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP (continued):

      (c)   Recent accounting pronouncements (continued):

            In April 2002, FASB issued SFAS No 145, "Rescission of FASB Statements No. 54 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 145 and 146 will be effective for the Company's fiscal year beginning January 1, 2003. The Company does not expect SFAS No. 145 and 146 to have a material impact on its financial statements.

            In October 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an Amendment of SFAS No. 72 and 144 and FASB Interpretation No. 9". The Company does not expect SFAS No. 147 to have an impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors such as: we principally depend on one line of products; we relied on one customer for a majority of our revenues in 2001; we may not be able to manage our growth; we rely on third party suppliers; our U-Scan(R) systems are assembled at two facilities; we may not be able to keep pace with changes in technology; we depend upon key personnel; competition could reduce revenue from the U-Scan system; our products may contain defects; the adverse resolution of litigation against us could adversely impact our business; organized labor may resist U-Scan; we may be vulnerable to technological problems; and economic conditions in the United States and Canada, affecting the self-checkout industry, are beyond our control and may continue to result in reduced demand and pricing pressure on our products, all as discussed in our annual report on Form 10-K for the year ended December 31, 2001.

      The following discussion of the financial condition and results of operations of our Company should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2001, and the foregoing factors. All dollar amounts are expressed in U.S. dollars. Dollar amounts expressed in millions or thousands of dollars, have been rounded to the nearest million or thousand, respectively.

Overview

      We are the leading provider of self-checkout systems to retailers in the United States based on the current number of consumer self-checkout terminals installed to date. Our principal product is the U-Scan automated self-checkout system, which enables shoppers to scan, bag and pay for their purchases with little or no assistance from store personnel.

      The U-Scan system can be operated quickly and easily by shoppers and makes the checkout process more convenient. The U-Scan system reduces the cost of checkout transactions to retailers and addresses labor shortage problems by replacing manned checkout counters with our automated self-checkout stations.

      We believe that the potential market for self-checkout solutions includes applications beyond supermarkets and supercenters. General merchandise stores, home improvement stores and other big-box retailers have begun to purchase self-checkout systems. Other types of stores that we have identified where self-checkout systems could be used include drug stores, convenience stores, warehouse stores, office superstores and toy stores.

      Our revenue and gross margins vary from quarter to quarter as a result of the level of business volumes, the competitive environment and seasonality of demand. Our quarterly operating results are primarily affected by the level and timing of customer orders.

      We prepare our consolidated financial statements in accordance with accounting principles which are generally accepted in Canada with a reconciliation to accounting principles generally accepted in the United States, as disclosed in note 11 of the notes to our interim consolidated financial statements for the periods ended September 30, 2002 and 2001.

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

      The change was accounted for prospectively. The Company did not record an amortization of goodwill in the nine months ended September 30, 2002. Goodwill was tested for impairment during the first quarter of fiscal 2002. The fair value of the Alpha Microsystems ("Alpha") business, which was acquired during the second quarter of fiscal 2001 and from which the goodwill arose, was estimated using the expected present value of future cash flows. We considered that there was no impairment in the carrying value of goodwill.

Financial Condition

      Our cash and short-term investment portfolio amounted to $72,683,000 as at September 30, 2002, compared to $104,104,000 as at December 31, 2001. The decrease relates primarily to the repurchase of 535,100 Class "A" shares under the Company's stock repurchase program for a total consideration of $8,684,000, the additional investment in capital assets of $2,811,000, the reduction of income taxes of $4,672,000 as well as the increase in accounts receivable of $14,139,000. The accounts receivable amounted to $23,148,000 at September 30, 2002, of which $10 million was collected in October 2002. Furthermore the Company sold no receivables as at September 30, 2002, whereas $6,469,000 were sold as at December 31, 2001. Our portfolio of short-term investments consists of short-term discounted notes. Our investments are liquid and investment grade. The portfolio is invested in U.S. and Canadian dollar denominated securities, which are short-term to minimize interest rate risk.

      Our inventory position at September 30, 2002 was $24,303,000, up from $22,355,000 at the end of 2001. This increase is mainly attributable to replacement parts, amounting to $14,837,000 at September 30, 2002 as compared to $12,065,000 at December 31, 2001. The replacement parts inventory increased in order to service additional systems sold during the period. We believe that, considering our current installed base, this level of replacement parts is appropriate for the current servicing and support of our customers.

      We have no long-term debt. Shareholders' equity at September 30, 2002 was $123,425,000 as compared to $133,473,000 at December 31, 2001. The decrease is attributable to the repurchase of shares under the Company's stock repurchase program for a total consideration of $8,684,000, as well as the net loss for the nine month period of $1,363,000. On February 26, 2002, the Board of Directors approved the stock repurchase program authorizing the Company to purchase up to 750,000 Class "A" shares in the open market. The share repurchase program expires March 4, 2003.

Results of Operations

First Nine Months of 2002 Compared with First Nine Months of 2001

      Total revenues decreased by $23,141,000, or 27%, in the first nine months of the year compared to last year. Our sales were impacted by a continued weakness in the economy and in particular the postponement and reduction of information technology spending by our customers, as well as a heightened competitive environment.

      Total cost of sales decreased by $12,081,000, or 23%, in the nine-month period ended September 2002 compared to the nine-month period ended September 30, 2001. The decrease was consistent with the decrease in sales. Overall, gross margins decreased as a percentage of sales from 38% to 34%. The decrease was mainly attributable to changes in our revenue mix, specifically the increased percentage of total revenues attributable to service. Service revenues carry a lower gross margin than systems revenues.

      Gross research and development expenses increased by $904,000, or 64%, from 2001 to 2002. As a percentage of total revenues, gross research and development expenses increased from 2% to 4%. Research and development expenses for the nine-month period ended September 30, 2002 included continuing costs of completion of the development of the U-Scan Mobile Attendant(TM) device and the integration of an electronic signature capture interface and process; integration of a biometric access interface and process; a lower profile, smaller footprint U-Scan system; and the improvement of the graphical user interface (GUI). In addition, we are expanding the range of point of sales systems and devices that integrate seamlessly with the U-Scan system, as well as enhancing our automated software updating mechanism in order to broaden our target customer base and better service our existing customers.

      Selling, general, administrative and operating lease expenses increased by $7,933,000, or 57%, in 2002 compared to 2001. As a percentage of total revenues, these expenses increased from 16% to 36%. The increase was attributable to the following items: the inclusion of the operating costs of Optimal Systems Services (formerly Alpha) which was acquired in May 2001; increased investment in sales and marketing, including, in particular, the expansion of our sales and business development group as well as an increase in trade show activity; and an increase in support and technical staff in order to service the expanded customer base.

      The Company's net loss was $1,363,000 in the nine-month period compared to net earnings of $11,318,000 in 2001. On a per share basis, the net loss amounted to $0.09 (basic and diluted) compared to net earnings of $0.78 ($0.73 on a diluted basis) in 2001.

      Effective January 1, 2002, the Company adopted new recommendations of the CICA with respect to the accounting for goodwill and other intangible assets, as disclosed in note 2 (b) of our interim consolidated financial statements. The Company did not record an amortization of goodwill in the nine-month period ended September 30, 2002. For the nine-month period ended September 30, 2001, goodwill amortization represented $81,000. Net earnings excluding amortization of goodwill for 2001 amount to $0.79 ($0.73 on a diluted basis).

      As a measure of our financial performance, management uses supplementary net earnings of operating performance. Supplementary net earnings exclude the effect of future income taxes on unrealized foreign exchange gains or losses, as disclosed in note 10 (b) of our interim consolidated financial statements. Excluding future income taxes on foreign exchange gains, the supplementary measure of net loss was $1,295,000 ($0.09 per share basic and diluted) for the nine-month period ended September 30, 2002.

Third Quarter of 2002 Compared with Third Quarter of 2001

      Total revenues decreased by $12,367,000, or 37%, in the third quarter of the year compared to last year. Our sales were impacted by a general weakness in the economy and in particular the postponement and reduction of information technology spending by our customers, as well as a heightened competitive environment.

      Total cost of sales decreased by $6,452,000, or 31%, in the third quarter of 2002 as compared to the same period last year. The decrease was consistent with the decrease in sales. Overall, gross margins decreased as a percentage of sales from 39% to 33%. The decrease was mainly attributable to changes in our revenue mix, specifically the increased percentage of total revenues that are attributable to service. Service revenues carry a lower gross margin than systems revenues.

      Gross research and development expenses increased by $398,000, or 78%, from 2001 to 2002. As a percentage of total revenues, gross research and development expenses increased from 2% to 4%. Research and development expenses for the three-month period ended September 30, 2002 included continuing costs of completion of the development of the U-Scan Mobile Attendant device and the integration of an electronic signature capture interface and process; integration of a biometric access interface and process; a lower profile, smaller footprint U-Scan system; and the improvement of the graphical user interface (GUI). In addition, we are expanding the range of point of sales systems and devices that integrate seamlessly with the U-Scan system, as well as enhancing our automated software updating mechanism in order to broaden our target customer base and better service our existing customers.

      Selling, general, administrative and operating lease expenses increased by $2,099,000 or 39%, in 2002 compared to 2001. As a percentage of total revenues, these expenses increased from 16% to 35%. The increase was attributable to the following items: increased investment in sales and marketing, including, in particular, the expansion of our sales and business development group as well as an increase in trade show activity; and an increase in support and technical staff in order to service the expanded customer base.

      The provision for income taxes amounted to $616,000 in the period. As explained in note 8 to our interim consolidated financial statements, the most significant component is $1.4 million of income taxes related to foreign exchange gains. Because our consolidated financial statements are presented in U.S. dollars, the foreign exchange gains, which for Canadian income tax purposes arise on the conversion into Canadian dollars of our net monetary assets denominated in U.S. dollars, give rise to a tax provision even though these foreign exchange gains and losses do not impact our earnings before income taxes.

      The Company incurred a net loss of $1,402,000 in the quarter compared to net earnings of $4,551,000 in 2001. On a per share basis the Company incurred a net loss of $0.09 (basic and diluted) compared to net income of $0.30 ($0.28 on a diluted basis) in 2001. There was no material impact on earnings per share for fiscal 2001 as a result of the change in accounting policy related to goodwill and other intangible assets, as disclosed in note 2 (b) of our interim consolidated financial statements.

      As a measure of our financial performance, management uses supplementary net earnings of operating performance. Supplementary net earnings exclude the effect of future income taxes on unrealized foreign exchange gains or losses, as disclosed in note 10 (b) of our interim consolidated financial statements. Excluding future income taxes on the foreign exchange gains, the supplementary measure of net loss for the quarter was $8,000 ($0.00 per share basic and diluted).

Liquidity and Capital Resources

      As of September 30, 2002, we had cash, cash equivalents and short-term investments of $72,683,000 (December 31, 2001 - $104,104,000), and working capital of $113,349,000 (December 31, 2001 - $124,850,000).

      Operating activities used $19,926,000 of cash and cash equivalents in the first nine months of 2002, compared to $4,503,000 used during the first nine months of 2001. The increase is mainly attributable to the increase in accounts receivable of $14,139,000. The accounts receivable amounted to $23,148, 000 at September 30, 2002, of which $10 million was collected in October 2002. Under an agreement with a Canadian chartered bank, the Company has the right to sell designated accounts receivable to the bank on a non-recourse basis. The Company sold no receivables in the period ended September 30, 2002, whereas $6,469,000 were sold as at December 31, 2001.

      During the first nine months of 2002, the Company, through its stock repurchase program, repurchased for cancellation 535,100 Class "A" shares at an average price of $16.23, for a total consideration of $8,684,000. In addition, during the first nine months in 2002, the Company did not issue any Class "A" shares pursuant to the exercise of options or warrants, whereas during the first nine months of 2001, the Company issued 1,762,645 Class "A" shares pursuant to the exercise of options and warrants, which resulted in net cash proceeds of $19,421,000.

      In the first nine months of 2002, the Company invested $2,811,000 (2001- $1,833,000), for capital assets, which principally related to hardware and software computer equipment, testing units, leasehold improvements and patents.

      We believe that our cash, cash equivalents and short-term investments will be adequate to meet our needs for at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes to market risk, as discussed in our Form 10-K annual report for the year ended December 31, 2001.

Item 4. Controls and Procedures

      As of September 30, 2002 (the "Evaluation Date"), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as required pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls, subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      In 1995 and 1996, we received a demand letter from the same claimant alleging that U-Scan infringes upon the claimant's patent. In July 1999, this claimant filed a civil action in the United States District Court for the District of Utah against us and PSC, the former assembler of U-Scan, alleging patent infringement. A second party also sent a demand letter to us in 1999, and again in February 2001, alleging a different patent infringement. Although after consultation with counsel, we believe that the former claimant should not prevail in its lawsuit and that the latter claimant should not prevail if a lawsuit is brought to assert its claim, and that these claims will not have a material adverse effect on our business or prospects, no assurance can be given that a court will not find that the system infringes upon one or both of such claimants' rights. A determination by a court that the system infringes upon either of the claimant's rights would have a material adverse effect on our business and results of operations.

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

Item 2. Changes in Securities

      The registrant has nothing to report under this item.

Item 3. Defaults Upon Senior Securities

      The registrant has nothing to report under this item.

Item 4. Submission of Matters to a Vote of Security Holders

      The registrant has nothing to report under this item.

Item 5. Other Information

      The registrant has nothing to report under this item.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits


 Exhibit
  Number                                    Exhibit
  ------                                    -------
   99.1 Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              OPTIMAL ROBOTICS CORP.


Dated: October 30, 2002                    By: /s/ Holden L. Ostrin
                                              ---------------------------------
                                                   Holden L. Ostrin
                                                   Co-Chairman


                                           By: /s/ Gary S. Wechsler
                                              ---------------------------------
                                                   Gary S. Wechsler
                                                   Treasurer and Chief Financial
                                                   Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Neil S. Wechsler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Optimal Robotics Corp. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            i) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            ii) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 30, 2002

                                           By: /s/ Neil S. Wechsler
                                              ----------------------------------
                                              Neil S. Wechsler
                                              Co-Chairman and
                                              Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Gary S. Wechsler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Optimal Robotics Corp. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            i) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            ii) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            iv) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            v) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002

                                           By: /s/ Gary S. Wechsler
                                              ----------------------------------
                                              Gary S. Wechsler
                                              Treasurer and
                                              Chief Financial Officer