Form 10-K
period 2002-12-31
OPTIMAL ROBOTICS CORP
filed 2003-03-31
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K
(Mark One)

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2002

     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission file number 0-28572.
                               -------------------
                             OPTIMAL ROBOTICS CORP.
             (Exact name of registrant as specified in its charter)

               Canada                                        98-0160833
    (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                     Identification Number)

                               -------------------

     4700 de la Savane, Suite 101,                                   H4P 1T7
       Montreal, Quebec, Canada                                    (Postal code)
(Address of principal executive offices)

Registrant telephone number, including area code:                 (514) 738-8885
Securities registered pursuant to Section 12(b) of the Act:
                        None
Securities registered pursuant to Section 12(g) of the Act:
                  Title of class:
           Class "A" shares, no par value

                               -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No | |

     Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 28, 2002 (computed by reference to the last reported sale price of the Class "A" shares on the Nasdaq Stock Market on such date): $108,660,986. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.

     Number of Class "A" shares outstanding at March 26, 2003: 14,936,235 DOCUMENTS INCORPORATED BY REFERENCE: NONE
-------------------

     In this Form 10-K, except where otherwise indicated, references to "dollars" or "$" are to United States dollars, references to "Cdn.$" are to Canadian dollars, and references to our "common shares" are to our Class "A" shares.

Item 1.   BUSINESS

Company Overview

     We are the leading provider of self-checkout systems to retailers in North America. Our principal product is the U-Scan(R) automated self-checkout system, which enables shoppers to scan, bag and pay for their purchases with little or no assistance from store personnel. Based on estimates from our customers, we estimate that in 2002, U-Scan systems processed over 500 million shopper transactions. The U-Scan system can be operated quickly and easily by shoppers and makes the checkout process more convenient for them. The U-Scan system also reduces the cost of checkout transactions to retailers and addresses labor shortage problems by replacing manned checkout counters with our automated self-checkout stations.

Our Corporate Information

     Our company was formed in 1984 and is incorporated under the federal laws of Canada. We commenced our current business in 1991. Our principal office is located at 4700 de la Savane, Suite 101, Montreal, Quebec, H4P 1T7, and our telephone number is (514) 738-8885. We have three subsidiaries: Optimal Robotics Inc., a wholly-owned Delaware corporation; Optimal Robotics (Canada) Corp., a wholly-owned Canadian corporation; and Optimal Robotics Plc, a majority-owned English corporation.

Our Industry

     We have traditionally targeted supermarket and supercenter chains in the United States, and more recently have targeted such chains in Canada, with average annual sales per store in excess of $12.0 million. According to industry sources, there are over 11,500 of these stores in the United States. In 2002, we established a Business Development Group to support our efforts to expand our self-checkout business into new markets, which include drug stores, convenience stores (including gas station mini-marts), big box retailers (including warehouse stores and home improvement stores), electronics stores, office superstores, toy stores and general merchandise stores. See "Business - Sales and Marketing," below. We also established our U.K. operations through a majority-owned subsidiary. See "Business - Our Business Strategy," below.

     Initial results from our efforts to expand into new markets foster our belief that the potential market for self-checkout solutions includes applications beyond supermarkets and supercenters. See "Business - Our Customers," below. The U-Scan system, which can be quickly and easily operated, addresses shoppers' needs in each of these markets, by providing them with greater customer service and more control over the checkout process.

     We believe that the demand for self-checkout systems will continue to grow. In addition to providing stores with a dependable and economical alternative to maintaining cashiers in both express and regular checkout lanes, we believe that self-checkout systems allow large retailers to offer shoppers the speed of a smaller, convenience store while maintaining the greater selection and lower prices that a larger store generally offers.

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

Our Customers

     Our most significant customers have been supermarkets and supercenters, including the following retailers:

      o     The Kroger Co.

      o     Pathmark Stores, Inc.

      o     The Great Atlantic & Pacific Tea Company, Inc. (A&P)

      o     Loblaw Companies Limited

      o     Ingles Markets Incorporated

      o     The Schnucks Co.

      o Ahold NV (which includes Bi-Lo, Tops, Giant Food and Stop & Shop in the United States)

      o     Meijer, Inc.

      o     Price Chopper Supermarkets

      o     Dierbergs Markets

      o     Fleming Companies, Inc.

      o     Harris Teeter

      o     H.E.Butt Grocery Company

     Some of these leading retailers figure prominently in the establishment of market standards in the supermarket industry, and we believe that our relationships with them and the increasing presence and use of our systems in their stores contribute to the market's growing acceptance of the U-Scan system. We also believe that shoppers' increasing familiarity with our systems at these retailers will facilitate future sales efforts, particularly with retailers who have not yet purchased our systems, including in markets outside of the food industry.

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

      o     builds loyalty by making shopping easier and more convenient,

      o addresses labor shortages in certain markets by replacing manned checkout counters with automated self-checkout stations, and

      o provides labor cost savings by allowing one employee to supervise up to six unmanned stations.

     In 2002, we established a Business Development Group to support our efforts to expand our self-checkout business into new markets. See "Business - Our Industry," above. Our efforts to expand into new markets have resulted in the installation of a store evaluation system for a national drugstore chain as well as requests for testing facility systems from a national gasoline retailer, for use in a mini-mart environment, and from a home improvement retailer. While there can be no assurance that any of these potential customers will determine to commit to a volume order for our U-Scan self-checkout systems, we believe that our customers will in the future include non-food retailers.

     A majority of the systems that we sold in 2002 were sold to The Kroger Co. through its various divisions and affiliates. The loss of this customer would have a material adverse effect upon our company.

Our Competitive Advantages

     We believe that the following competitive advantages have helped us become the leading provider of self-checkout systems to retailers in North America:

     o the largest installed base of self-checkout systems in North America and well-established relationships with leading retailers,

     o  an established brand name and corporate identity,

     o nine years' experience and expertise in designing self-checkout solutions for retailers,

     o  a focused business strategy targeting the self-checkout market,

     o a senior management team and experienced sales force familiar with the needs of retailers, and

     o superior customer service through a 24 hours per day, 365 days per year on-line helpdesk supported by a dedicated, nationwide network of service personnel.

Our Business Strategy

     Our primary objectives are to sell more U-Scan systems for installation in additional supermarkets and supercenters, to begin selling U-Scan systems and other self-checkout systems for installation in other kinds of stores, and to initiate volume sales of our systems in Europe.

     Key elements of our business strategy are to:

     Increase Sales in Existing and New Supermarket and Supercenter Accounts. We plan to further increase our penetration of existing customer accounts and continue to develop new customers in North America, both through a direct sales effort and the establishment of a third party distribution channel. Through our United Kingdom subsidiary, we have installed an evaluation system with one of the United Kingdom's largest regional independent co-operative societies and we are continuing to develop opportunities in Europe.

     Extend Retail Applications of Our Products and Services. In 2002, we began installing new, lower profile, ergonomically advanced variants of our U-Scan system. Each of these new units enables shoppers to scan, bag and pay for their purchases with limited or no assistance from store personnel, much like the U-Scan Express(R) system, and we believe that these new units will serve to expand our potential customer base. These lower profile systems are being installed in the stores of supermarket customers and should also respond to the requirements of smaller retail environments such as drug stores and convenience stores.

     Advance Our Leadership Position Through Innovation. Based on our research and development efforts and in response to initiatives developed by our customers, with whom we maintain an ongoing dialogue, we continuously enhance our self-checkout product line. We plan to continue our efforts to offer the most advanced peripherals and further automate certain processes of the self-checkout experience.

Products and Systems

     U-Scan System

     A U-Scan system, in a typical configuration for a supermarket or supercenter application, consists of four self-checkout stations and one manned supervisor terminal. Some of our customers have installed systems consisting of up to six self-checkout stations. Each checkout station consists of the following components linked by a PC platform:

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

     The supervisor terminal may also be configured with magnetic ink character recognition (MICR) for check verification.

     In a typical configuration, the U-Scan system occupies the same floor space as would three manned checkout lanes. As a result, shoppers are provided with at least one, and up to three additional checkout stations.

Operation

     The U-Scan system is equipped with a convenient, intuitive touchscreen interface and provides automated voice instructions that guide the shopper through the entire checkout process, from scanning the first item to removing the receipt after payment.

     To commence the checkout process, a shopper presses an icon on the touchscreen of a U-Scan station. An automated voice greets the shopper and instructs him or her to begin scanning items using the station's easy-to-use, multi-directional scanner. As the shopper scans each item, the touchscreen acknowledges the scanned item and displays its price. Simultaneously, the shopper is instructed by the automated voice to place the scanned item in the shopping bag located on the station's scale. In this manner, not only are purchased items bagged, but the station also simultaneously weighs each item and makes sure that its weight is correct for the item scanned.

     The U-Scan system easily handles bar-coded items and has been designed to accommodate non bar-coded items and items requiring compliance with specific procedures. The U-Scan system has the capacity to learn the weight of bar-coded items that it has not previously encountered. For non-bar-coded items such as produce or other items sold by weight, the shopper places the item on a separate scale that is part of the scanner and presses a specific icon on the touchscreen that alerts the system supervisor. Each U-Scan station is equipped with an overhead video camera that transmits an image of the item placed on the scale to the color monitor located at the supervisor terminal. This enables the supervisor to identify the item for the system, which, in turn, computes the correct price for the item. At the request of some customers, the system is configured to allow shoppers to identify the non-bar-coded items being purchased, thereby eliminating the need for supervisor attention. Additionally, alcohol and tobacco product purchases automatically prompt the system supervisor to verify the purchaser's age. The system supervisor terminal is equipped with a hand-held scanner that is used to read bar codes on heavy, oversized items. Both wired and wireless models are available.

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

     Once a shopper has scanned all the items he or she wishes to purchase, the shopper notifies the system by pressing the appropriate icon on the touchscreen. The U-Scan system then prompts the shopper to select the form of payment. The U-Scan system can accept any form of payment, either at the self-checkout station or at the supervisor terminal, that is accepted by cashiers, including cash, checks, credit cards, debit cards, coupons, food stamps and gift certificates. The U-Scan station can make change and dispense additional cash should the shopper choose to withdraw additional money using a credit or debit card. The U-Scan system also identifies and can handle "mix and match" payments, such as a combination of cash and coupons. Those shoppers who choose to pay with checks, food stamps or gift certificates are directed to the system supervisor to complete their transactions.

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

     The U-Scan system weighs each item scanned. If the weight detected for the scanned item is different from the item's weight contained in the system's database, the shopper will be asked to try again and the supervisor will be alerted. Should a shopper fail to scan an item that is placed on the weighing platform, the system will prompt the shopper to remove the item and scan it. Should a shopper mistakenly scan an item more than once before placing it on the weighing platform, the U-Scan station will only charge the shopper once for such item. The U-Scan system can also be customized to support a retailer's electronic anti-theft system.

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

     The U-Scan system operates on an industry-standard, PC-based platform with the Windows NT or Windows 2000 operating system, and uses readily available, off-the-shelf components. Its open architecture enables it to be integrated with most existing information systems. It can be upgraded to take advantage of new features and can generate custom management reports. The U-Scan system obtains most of the information it needs to operate from the store's information systems, just as cashier-operated terminals do. A local area network links up to six checkout stations to the supervisor terminal.

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

Sales and Marketing

     We primarily market our U-Scan systems directly to customers through our own sales personnel. As of March 26, 2003, we had nine employees dedicated to sales and marketing.

     Consistent with our strategy of increasing distribution of the U-Scan systems, we continue to actively review and evaluate other marketing relationships. We recently announced the signing of a letter of intent with Fujitsu Transaction Solutions Inc. for Fujitsu to develop, market and service, in North America, self-checkout systems that combine our U-Scan systems with software enhancements and SmartPoS peripherals from Fujitsu. This arrangement, if completed, would also provide for the marketing of our self-checkout systems through Fujitsu's dealer network.

     Prior to 2002, we focused our sales and marketing efforts almost exclusively on supermarket and supercenter chains in the United States. In 2002, we began installing our systems in Loblaws and Provigo supermarkets operated by Loblaw Companies Limited in Canada. We also installed our first evaluation system in the United Kingdom, in a supermarket, and our efforts to expand into new markets resulted in the installation of a store evaluation system for a national drugstore chain in the United States, as well as requests for testing facility systems from a national gasoline retailer in the United States, for use in a mini-mart environment, and from a home improvement retailer in the United States.

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

     Features that have been introduced or refined during the last 12 months include the following:

     o EAS - We have continued to refine and simplify the integration of Electronic Article Surveillance systems with any of our U-Scan systems. This included testing of U-Scan systems in the field, containing scanner scales with integrated EAS capability.

     o Biometrics - We have incorporated the use of biometrics for age verification.

     o C-Store kiosk unit - We have developed a smaller, cash back only, kiosk unit for use in convenience stores.

     o Supervisor terminal size - We have further reduced the size of the supervisor terminal.

     o Compact signature capture pad - We have introduced a new, compact signature capture pad, developed according to our specifications by the supplier of these units.

     o U-Scan Mobile Attendant(TM) device - We have completed the development of a miniature, wireless handheld unit that allows a range of supervisor functions to be performed even when the supervisor is not standing at the traditional supervisor terminal.

     o  GUI - We have developed and improved the Graphical User Interface (GUI).

     o Remote update - We have developed new mechanisms for automated remote update of the U-Scan system software.

     We intend to increase research and development efforts in the following areas:

     o Developing new products and designs and extending our existing products into additional retail applications.

     o Continuing our efforts to adapt U-Scan self-checkout solutions for use in Europe and other international markets. We have already adapted our U-Scan self-checkout solutions for use in the United Kingdom, where a system is installed for evaluation purposes.

     o Continuing to identify and test new (intelligent) devices to increase reliability and improve serviceability of the U-Scan system.

     o Developing input and output conveyor belt options that will easily integrate with our lower profile, smaller footprint U-Scan1, U-Scan3 and U-Scan5 systems, which we began manufacturing in 2002. o Developing more sophisticated and smaller security scales.

     o  Developing wireless connectivity for the system terminals.

     o Developing support for alternative lane configurations, including six lanes supervised by a single supervisor terminal.

     o  Researching the use of higher resolution digital cameras.

Our research and development expenses, net of tax credits, were approximately $1,290,000 in 2002, $1,224,000 in 2001 and $913,000 in 2000.

Product Assembly

     We assemble all of our systems at our Plattsburgh, New York facility. See
Item 2--"Description of Properties."

Suppliers

     The U-Scan system is assembled from components that are readily available from numerous suppliers. Given the open architecture of our system, we are not dependent on any single supplier for any particular component. The U-Scan system casing is specially manufactured for us by any one of three suppliers.

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

     Hardware support is provided by our own technicians and a small number of independent service companies with whom we have contracted and who are certified by us. Alternatively, U-Scan system customers can elect to have their own facility engineering group perform hardware maintenance on the system, in which case we train such personnel.

      If there is a problem caused by a hardware malfunction, which cannot be solved by the customer with the support of our helpdesk, or another matter requiring personnel to be on-site, a technician is dispatched to assist the customer. We maintain certified technicians at our headquarters in Montreal, and in 45 states and two Canadian provinces.

Installation Personnel

     It is important that our systems are able to be quickly and reliably installed with minimal impact on store operations. Installations can be performed by our technicians, by the customer's trained and certified employees or by certified third party installers. When we perform this service, an experienced technician visits the store before the delivery of the system to coordinate all aspects of the installation. The goal is to ensure that our systems are installed and fully operational within six hours.

Government Regulation

     We and certain of the components that are used in our products are subject to regulation by various agencies in the United States and in other countries in which our products are sold. Laser safety is regulated in the United States by the Food and Drug Administration's Center for Devices and Radiological Health and in Canada by the Radiation Protection Bureau of Health Canada. In addition, the U.S. Occupational Safety and Health Administration and various states and U.S. cities have promulgated regulations concerning working condition safety standards in connection with the use of lasers in the workplace. Radio emissions are the subject of governmental regulation in all countries in which we sell and expect to sell our products. We also voluntarily submit our products to Underwriters Laboratories Inc., for certification for product safety, in the United States by Underwriters Laboratories Inc., and in Canada by Underwriters' Laboratories of Canada, which is recognized by the Standards Council of Canada.

Competition

     We compete against manufacturers of traditional cashier-operated terminals as well as developers of portable hand-held devices and other partially automated self-scanning devices, including NCR, Symbol Technologies, PSC and Productivity Solutions. Certain of our competitors are larger and have greater financial, technical, and marketing resources. We believe, however, that the U-Scan system performs more functions than any other self-checkout system for retail use currently available on the market.

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

     We hold patents issued in the United States, Canada and certain member states of the European Union and have additional patents pending in the United States for various components of our system. Patents pending in the United States may also be filed, within prescribed periods, in various member states to the international Patent Cooperation Treaty.

     As a general policy, we file patent applications, in jurisdictions where we consider it to be appropriate, to protect our technological position and new product development. Although we believe that our patents provide some competitive advantage and market protection, we rely for our success primarily upon our proprietary know-how, innovative skills, technical competence and marketing abilities. Furthermore, there is no assurance that these patents will not be challenged, invalidated or circumvented in the future. We plan to apply for additional patents on our products, but our applications may not be granted and any new products developed by us may not be patentable.

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

Employees

     As of December 31, 2002, we employed 529 full time employees, as compared to 502 at the end of 2001. Due to continued economic weakness throughout North America, we reduced our total workforce in February 2003 by approximately 12%, to approximately 470 full-time employees, in an effort to increase operating efficiencies in each department, decrease overall general and administrative expenses and improve financial results.

     Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.

Financial Information About Segments and Geographic Areas

     See note 17(a) of the notes to our consolidated financial statements, which are included in Item 8 - "Financial Statements and Supplementary Data."

Where You Can Find Additional Information

     We are required to furnish to our shareholders annual reports containing audited consolidated financial statements certified by our auditors in Canada and quarterly reports containing unaudited financial data for the first three quarters of each fiscal year following the end of the respective fiscal quarter. We prepare our consolidated financial statements in accordance with accounting principles which are generally accepted in Canada with a reconciliation to accounting principles generally accepted in the United States.

     You may request a copy of these filings at no cost, by writing or telephoning us at the following address or telephone number:

                               Optimal Robotics Corp.
                               4700 de la Savane
                               Suite 101
                               Montreal, Quebec H4P 1T7
                               Attention: Secretary
                               (514) 738-8885

Internet Access

     Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on or through our website (www.optimal-robotics.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

Item 2.   DESCRIPTION OF PROPERTIES

Facilities

     Our headquarters are located in approximately 51,000 square feet of leased space at 4700 de la Savane, Montreal, Quebec, under a lease that expires on January 31, 2006, subject to our right to renew the lease for an additional 28-month period. Our systems are assembled in a facility located in approximately 43,000 square feet of leased space in Plattsburgh, New York, under a lease that expires on March 31, 2006. The Plattsburgh lease may be renewed for an additional three-year period. We repair and distribute our replacement parts out of a facility located in approximately 66,000 square feet of leased space in Santa Ana, California, under a lease that expires on September 30, 2006.

     We also maintain parts storage facilities in 22 states and two Canadian provinces. Additional hub facilities may be opened and existing hub facilities may be expanded, in the United States and Canada, to the extent required to support current and future installations.

Item 3.   LEGAL PROCEEDINGS

Legal Proceedings

     In each of 1995 and 1996, we received a demand letter from the same claimant alleging that the U-Scan system infringes upon the claimant's patent. In July 1999, this claimant, International Automated Systems, Inc. ("IAS"), filed a civil action in the United States District Court for the District of Utah against us and PSC, the former assembler of the U-Scan system, alleging patent infringement. A second party also sent a demand letter to us in 1999, and again in February 2001, alleging a different patent infringement. Although after consultation with counsel, we believe that the former claimant should not prevail in its lawsuit and that the latter claimant should not prevail if a lawsuit is brought to assert its claim, and that these claims will not have a material adverse effect on our business or prospects, no assurance can be given that a court will not find that the system infringes upon one or both of such claimants' rights. A determination by a court that the system infringes upon either of the claimant's rights would have a material adverse effect on our business and results of operations.

     A subsidiary of Kroger has also been sued by IAS in the State of Utah based upon the same issues underlying its suit filed against us in 1999. At our expense, our counsel is also defending the subsidiary of Kroger in such action. Furthermore, we are contractually bound to indemnify Kroger for any damages that it may incur in connection with such suit.

     In March 2003, the claimant that sent the demand letters of 1999 and 2001, sent a third demand letter to us alleging infringement of additional patents. We are reviewing the claim asserted in the March 2003 demand letter with counsel. Due to the recentness of this claim, we have not yet formed an opinion as to its merit or materiality to our business.

     We are also party to litigation arising in the normal course of operations. We do not expect the resolution of such matters to have a materially adverse effect on our financial position or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a)  Market Information

          Our common shares trade on the Nasdaq National Market under the symbol "OPMR." The following table sets forth the range of high and low bid prices for our common shares as reported by the Nasdaq Stock Market. These quotations reflect inert-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                       Nasdaq Stock Market
                                                       -------------------
                                                    $ High              $ Low
                                                    ------              -----

          2002
          4th Quarter............................    7.68               5.57
          3rd Quarter............................    8.45               6.69
          2nd Quarter............................   17.50               7.29
          1st Quarter............................   36.15              13.86
          2001
          4th Quarter............................   37.77              18.47
          3rd Quarter............................   53.48              24.50
          2nd Quarter............................   38.15              23.19
          1st Quarter............................   38.38              25.56

     (b)  Holders

          At March 26, 2003, there were 1,841 stockholders of record of our common shares.

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

Item 6.   SELECTED FINANCIAL AND OTHER DATA

     The following selected financial data as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 are derived from and are qualified by reference to our audited consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data." The following selected financial data as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 are derived from our audited financial statements, which are not included herein. Effective December 31, 1998, we adopted the U.S. dollar as the reporting currency for our financial statements, and so our audited financial statements for the year ended December 31, 1998 have been restated for this change in reporting currency. The financial data for all periods prior to 1999, for Canadian generally accepted accounting principle ("GAAP") purposes, are presented in U.S. dollars in accordance with a translation of convenience method using the representative exchange rate at December 31, 1998 of US$1.00=Cdn.$1.5333--see note 2(k) of the notes to our consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data."

     The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, the related notes and the other financial information included elsewhere in this Form 10-K.

     Our consolidated financial statements are prepared on the basis of Canadian GAAP, which is different in some regards from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP in regard to our consolidated financial statements, see note 20 of the notes to our consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data."


                                                                                Year ended December 31,
                                                                                -----------------------
                                                                    2002       2001       2000      1999      1998
                                                                    ----       ----       ----      ----      ----
                                                                     (U.S. dollars, in thousands except per share data)
Income Statement Data:
Revenues......................................................    $ 75,718   $101,421  $ 60,971  $ 29,634   $  5,618
Cost of sales.................................................      50,262     63,159    45,558    23,457      5,135
                                                                  --------   --------  --------  --------   --------
Gross margin..................................................      25,456     38,262    15,413     6,177        483
Selling, general, administrative and other expenses...........      33,212     21,280    10,629     6,126      4,633
Research and development expenses, net of tax credits.........       1,290      1,224       913       220        210
Closure costs.................................................       1,039       --        --         --         --
Write-down of inventory.......................................        --         --        --         604        --
Investment income.............................................      (1,817)    (3,148)   (3,896)     (893)      (449)
                                                                  --------   --------  --------  --------   --------
(Loss) earnings before income taxes...........................      (8,268)    18,906     7,767       120     (3,911)
                                                                    (2,941)     9,600     2,972    (3,532)       --
                                                                  --------   --------  --------  --------   --------
Net (loss) earnings...........................................    $ (5,327)  $  9,306  $  4,795  $  3,652   $ (3,911)
                                                                  ========   =======   ========  ========   ========
Weighted average number of common shares outstanding
   (thousands)................................................     15,059      14,705    13,104     9,699      7,464
Weighted average diluted number of common shares
   outstanding (thousands) (1)................................      15,101     15,573    14,499    10,929      7,464
Basic net (loss) earnings per common share (2)................    $  (0.35)  $   0.63  $   0.37  $   0.38   $  (0.52)
                                                                  ========   ========  ========  ========   ========
Diluted net (loss) earnings per common share (1)(2)...........    $  (0.35)  $   0.60  $   0.33  $   0.33   $  (0.52)
                                                                  ========   ========  ========  ========   ========

Balance Sheet Data:                                                                  December 31,
                                                                    2002       2001       2000       1999      1998
                                                                    ----       ----       ----       ----      ----
                                                                              (U.S. dollars, in thousands)
Cash, cash equivalents and short-term investments.............    $ 85,762   $104,104  $ 76,149  $ 29,136   $  6,063
Working capital...............................................     108,650    124,550   100,030    36,032      7,319
Total assets..................................................     129,691    147,691   111,273    44,206      9,329
Shareholders' equity..........................................     119,461    133,473   104,746    39,705      7,596

U.S. GAAP Financial Data: 31,                                                   Year ended December 31,
                                                                                -----------------------
                                                                    2002       2001       2000       1999      1998
                                                                    ----       ----       ----       ----      ----
                                                                  (U.S. dollars, in thousands except per share data)
Revenues......................................................    $ 75,718   $101,421  $ 60,971  $ 29,634   $  5,618
Net earnings (loss)...........................................       4,451    (23,294)  (14,105)   (5,575)   (16,403)
Basic net earnings (loss) per common share....................        0.30      (1.58)    (1.08)    (0.57)     (2.20)
Diluted net earnings (loss) per common share..................        0.29      (1.58)    (1.08)    (0.57)     (2.20)

                                                                                Year ended December 31,
                                                                                -----------------------
                                                                    2002       2001       2000       1999      1998
                                                                    ----       ----       ----       ----      ----
                                                                              (U.S. dollars, in thousands)
Total assets..........................................            $129,691   $147,691  $111,273  $ 44,191   $  9,312

(1) In 2001, we adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to the calculation of diluted earnings per share, which requires the use of the treasury stock method. The new recommendations have been applied retroactively and accordingly, all figures presented for the periods prior to 2001 have been adjusted to conform to the new recommendations. See note 2(n) of the notes to our consolidated financial statements, which are included in Item 8 "Financial Statements and Supplementary Data."

(2) See note 16 of the notes to our consolidated financial statements, which are included in Item 8 "Financial Statements and Supplementary Data," for supplementary measure of net earnings per share.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of our company should be read in conjunction with our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000, which are included in Item 8--"Financial Statements and Supplementary Data", and the factors set forth below under "Forward-Looking Statements." All dollar amounts, other than those expressed in millions of dollars, have been rounded to the nearest thousand.

Overview

     We are the leading provider of self-checkout systems to retailers in North America. Our principal product is the U-Scan automated self-checkout system, which enables shoppers to scan, bag and pay for their purchases with little or no assistance from store personnel.

     In 2002, we established a Business Development Group to support our efforts to expand our self-checkout business into new markets, which include drug stores, convenience stores (including gas station mini-marts), big box retailers (including warehouse stores and home improvement stores), electronics stores, office superstores, toy stores and general merchandise stores. Initial results from our efforts to expand into new markets foster our belief that the potential market for self-checkout solutions includes applications beyond supermarkets and supercenters.

     We prepare our consolidated financial statements in accordance with Canadian GAAP, with a reconciliation to United States GAAP, as disclosed in note 20 of the notes to our consolidated financial statements, which are included in
Item 8--"Financial Statements and Supplementary Data."

Seasonality

     Our revenue and gross margins vary from quarter to quarter as a result of the level of business volumes and seasonality of demand.

     Our contracts with key customers generally provide a framework for the overall relationship with the customer. Actual production volumes are based on purchase orders for the delivery of systems. We minimize risk relative to our production inventory, which comprised 19.7% of our total inventory as at December 31, 2002, by ordering materials and components mainly to the extent necessary to satisfy customer orders.

     Our annual and quarterly operating results are primarily affected by the level and timing of customer orders. Historically, we have experienced seasonal variation in revenue, with revenue typically being highest in the second and third quarters and lowest in the first and fourth quarters.

Trends in our revenues and cost of sales

     Service revenue accounted for approximately 21% of our total revenues in 2002, as compared to approximately 9.9% for 2001. The increase of service revenue as a percentage of total revenues resulted in a decrease in our overall gross margins in 2002.

     We are witnessing increased competition in the food retailing industry among traditional supermarket chains and low-cost supercenter operators. This competition is putting pressure on the profitability and performance of some of our core customers, which could lead to continuing reluctance on their part to spend on capital, if and when general economic conditions in North America improve.

     Gross margins on the sale of U-Scan systems in 2003 are expected to remain consistent with gross margins realized in 2002. Gross margins on service contracts are expected to increase during 2003 as a result of leveraging within our customer base.

     We continue to focus on taking advantage of economies of scale and reducing the costs of installing and servicing our systems. One of the primary responsibilities of our purchasing department is the sourcing of new suppliers and obtaining the best possible component prices. As a result of these cost-cutting initiatives, we achieved a reduction in some of our component costs in 2002. In addition, during the course of the year, we transitioned from using third party support providers to mainly using our own technicians, to provide service under our after-sales maintenance contracts, which we expect will result in a significant reduction in the costs of providing this service.

     We continue to make investments in certain areas of our infrastructure to support our plan to further increase our penetration of existing customer accounts and sell to new customers.

     On February 27, 2003 we reduced our workforce by approximately 12% in an effort to increase operating efficiencies in each department, decrease overall general and administrative expenses and improve financial results. We expect this employment reduction to produce annualized cost savings of approximately $3.0 million.

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

Critical accounting policies

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Canadian GAAP. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     A critical accounting policy is one that is important to the understanding of a company's financial condition and results of operations and requires the management of the company to exercise judgment or make estimates. We believe the following are the critical accounting policies used in the preparation of our consolidated financial statements:

         o Revenue Recognition: Approximately 80% of our revenues are derived from the sale of our U-Scan systems. Revenue from these product sales is recognized upon shipment, delivery or upon customer acceptance of the product, based upon the terms as defined in the customer contract. In general, sales to a retail chain follow a three-step process, in which the customer takes delivery of a single U-Scan station for testing purposes, then places a full system in a store for evaluation and finally decides whether to commit to a volume order. No revenue is recognized for a new customer until the customization and integration process is complete and accepted by the customer. Installation service revenue, which is billed separately from product sales, is recognized at the time the service has been provided to the customer. Installations can be performed by our technicians, by the customer's trained and certified employees, or by certified third party installers. Revenue from maintenance, which is subject to separate service and support contracts, is deferred and amortized ratably over the term of the contract.

         o Inventories: Raw material inventory is stated at the lower of landed cost or replacement cost. Finished goods and work in process inventory are stated at the lower of cost or net realizable value. Cost is determined on the basis of weighted average costs.

     In order to provide maintenance and repair services to our customers, we are required to maintain significant levels of replacement parts. Parts are stated at cost, less an allowance for obsolescence and shrinkage. The costs of refurbishing parts are included in the cost of sales as incurred. Periodic revisions to allowance estimates are required, based upon the evaluation of several factors, including changes in estimated product life cycles, usage levels, and technological changes. Changes in these estimates are reflected immediately in income. Management bases its allowance estimates on the expected service life of replacement parts and its expectation as to parts obsolescence.

Supplementary measure of net earnings

     The Company's tax provision includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise on the conversion of short-term investments and other monetary assets and liabilities into Canadian dollars for purposes of determining taxable income under Canadian income tax regulations. Because the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains/losses do not impact earnings before income taxes even though the income tax provision includes a net tax liability for these gains/losses. In 2002, our tax provision includes a future tax recovery of $178,000 related to unrealized foreign exchange gains compared to a charge of $2,173,000 for 2001. To illustrate the impact of the foreign exchange gains/losses, management has also included in this discussion a supplementary measure of net earnings as a measure of its operating performance, which excludes the effects of future income taxes on unrealized foreign exchange gains/losses. Supplementary net earnings is not a measure of performance under Canadian GAAP or U.S. GAAP and should not be considered in isolation or as a substitute for net earnings prepared in accordance with Canadian GAAP or U.S. GAAP. See note 16 of the notes to our consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data."

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

     Prior to July 1, 2000, our functional currency was the Canadian dollar. Accordingly, the financial statements were translated from Canadian dollars into U.S. dollars using the current rate method. Gains and losses resulting from translation of the financial statements were included in the cumulative translation adjustment in shareholders' equity. The translated amounts for the non-monetary items as at June 30, 2000 become the historical basis for those items in subsequent periods. With the adoption of the U.S. dollar as our functional currency on July 1, 2000, the amount of the cumulative translation adjustment became fixed.

Goodwill and other intangible assets

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141, which replaces APB Opinion No. 16, revises the accounting standards for business combinations and is effective for acquisitions initiated after June 30, 2001. SFAS 142, which replaces APB Opinion No. 17, revises the standards in accounting for goodwill and other intangibles and is effective for fiscal years beginning after December 15, 2001. Similar standards have been adopted by the Canadian Institute of Chartered Accountants (the "CICA"). Effective for our fiscal year beginning January 1, 2002, SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, with the effect that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. In addition, SFAS 142 requires acquired intangible assets to be separately recognized if the benefit of the intangible assets is obtained through contractual or other legal right, or if the intangible assets can be sold, transferred, licensed, rented or exchanged.

     As of December 31, 2002, we had unamortized goodwill in the amount of approximately $3.0 million, and unamortized identifiable intangible assets in the amount of approximately $1.4 million, all of which were subject to the transition provisions of SFAS 141 and SFAS 142. The Company did not record an amortization of goodwill for the year ended December 31, 2002. Goodwill was tested for impairment during the first quarter of fiscal 2002. The fair value of the Alpha business, which was acquired during the second quarter of fiscal 2001 and from which the goodwill arose, was estimated using the expected present value of future cash flows. See "Overview - Acquisition of Alpha Microsystems," above. We consider that there was no impairment in the carrying value of goodwill. Amortization expense related to goodwill was $142,000 for the year ended December 31, 2001.

Financial Condition

     Our cash and short-term investment portfolio amounted to $85,762,000 as at December 31, 2002, compared to $104,104,000 as at December 31, 2001. The decrease relates primarily to the following: cash used in operations of $5,929,000, the repurchase of common shares by our company of $8,684,000, the purchase of property and equipment of $3,084,000 and patent costs of $645,000. Our portfolio of short-term investments consists of short-term discounted notes with a weighted average effective yield of 1.56%. Our investments are liquid and investment grade. The portfolio is invested in U.S. and Canadian dollar denominated securities, which are short-term to minimize interest rate risk.

     Our inventory position at year-end was $22,657,000, increased from $22,355,000 at the end of 2001. The year-end inventory position included $1,648,000 of finished goods and $356,000 of work in process, compared to $2,779,000 of finished goods and $542,000 of work in process at the end of 2001. In addition, included in the inventory were raw materials and replacement parts amounting to $4,469,000 and $16,185,000, respectively, for 2002 and $6,970,000 and $12,065,000, respectively, for 2001. The replacement parts inventory increased in order to service additional systems sold during the year and to support our U-Scan1, U-Scan3 and U-Scan5 next generation systems. We believe, considering our current installed base and our anticipated sales for 2003, that this level of replacement parts is appropriate for the current servicing and support of our customers.

     We have no long-term debt. Shareholders' equity as at December 31, 2002 was $119,461,000 as compared to $133,473,000 as at December 31, 2001.

     We will continue to evaluate areas in which to invest further, such as sales, marketing and product support infrastructure. We will continue to increase our research and development spending on new technologies.

Share Repurchase Program

     Pursuant to a 12-month share repurchase program which terminated on March 4, 2003, we repurchased 535,100 of our common shares for total consideration of $8,684,330. See note 10 of the notes to our consolidated financial statements, which are included in Item 8- "Financial Statements and Supplementary Data."

Quarterly Results

     The following table sets forth certain summarized unaudited quarterly financial data for the periods presented. The financial data has been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such quarterly data. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

     The unaudited financial statements are prepared on the basis of Canadian GAAP, which is different in some regards from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP in regard to our consolidated financial statements, see note 20 of the notes to our consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data."

                                                                      For the quarter ended
                                      ------------------------------------------------------------------------------------------
                                      Dec. 31,   Sept. 30,    June 30,   March 31,    Dec. 31,   Sept. 30,   June 30,  March 31,
                                        2002       2002         2002       2002         2001       2001        2001      2001
                                        ----       ----         ----       ----         ----       ----        ----      ----
                                                          (U.S. dollars, in thousands except per share data)
                                                                              (unaudited)
Revenues ..........................   $ 14,410    $ 21,390    $ 19,544    $ 20,374    $ 16,971    $ 33,757   $ 31,085  $ 19,608
Cost of sales .....................     10,021      14,266      13,057      12,918      10,836      20,718     19,334    12,271
                                      --------    --------    --------    --------    --------    --------   --------  --------
Gross margin ......................      4,389       7,124       6,487       7,456       6,135      13,039     11,751     7,337
                                      --------    --------    --------    --------    --------    --------   --------  --------
(Loss) earnings before income taxes     (5,950)       (785)     (1,755)        222          15       7,809      6,940     4,142
(Recovery of) provision for
     income taxes .................     (1,986)        616      (1,687)        116       2,028       3,258      2,692     1,622
                                      --------    --------    --------    --------    --------    --------   --------  --------
Net (loss) earnings ...............   $ (3,964)   $ (1,401)   $    (68)   $    106    $ (2,012)   $  4,551   $  4,248  $  2,520
                                      ========    ========    ========    ========    ========    ========   ========  ========
Basic net (loss) earnings per
   common share ...................   $  (0.27)   $  (0.09)   $   0.00    $   0.01    $  (0.13)   $   0.30   $   0.30  $   0.18
Diluted net (loss) earnings
   per common share ...............   $  (0.27)   $  (0.09)   $   0.00    $   0.01    $  (0.13)   $   0.28   $   0.28  $   0.17


The following table sets forth, for the periods indicated, income statement data expressed as a percentage of total revenues:

                                                                      For the quarter ended
                                     -----------------------------------------------------------------------------------------
                                     Dec. 31,  Sept. 30,   June 30,    March 31,   Dec. 31,    Sept. 30,   June 30,  March 31,
                                       2002      2002        2002        2002        2001        2001        2001      2001
                                       ----      ----        ----        ----        ----        ----        ----      ----
                                                                              (unaudited)
Revenues...........................   100.0%    100.0%      100.0%      100.0%      100.0%      100.0%      100.0%    100.0%
Cost of sales......................    69.5      66.7        66.8        63.4        63.9        61.4        62.2      62.6
                                     ------    ------      ------      ------      ------      ------      ------    ------
Gross margin.......................    30.5      33.3        33.2        36.6        36.1        38.6        37.8      37.4
                                     ------    ------      ------      ------      ------      ------      ------    ------
(Loss) earnings before
    income taxes.........             (41.3)     (3.7)       (9.0)        1.1         0.0        23.1        22.3      21.1
(Recovery of) provision for
    income taxes.................     (13.8)      2.8        (8.6)        0.6        11.9         9.7         8.7       8.2
                                     ------    ------      ------      ------      ------      ------      ------    ------
Net (loss) earnings........           (27.5)%    (6.5)%      (0.4)%       0.5%      (11.9)%     13.4%        13.6%     12.9%
                                     ======    ======      ======      ======      =======     ======      ======    ======

Results of Operations

2002 Compared with 2001

     Total revenues decreased by $25,703,000, or 25%, from 2001 to 2002. Sales of our U-Scan systems declined by $31,220,000, or 34%, from 2001 to 2002. The decline in sales was due to a significant decrease in orders from existing customers compounded by reluctance of major retailers to spend on capital, as a result of the continued economic weakness throughout North America. Service contract revenue recognized for hardware and software maintenance increased by $5,517,000, or 55%, from 2001 to 2002, in part because of the increased number of customers that entered into service contracts with us after purchasing U-Scan systems. In total, service revenue accounted for approximately 21% of our total revenues in 2002 as compared to approximately 9.9% in 2001.

     Cost of sales decreased by $12,897,000, or 20%, from 2001 to 2002. Overall gross margin decreased as a percentage of sales from 38% in 2001 to 34% in 2002, primarily due to the increased percentage of service contract revenue in 2002 compared to 2001, which generated a lower gross margin compared to the gross margin generated by system sales.

     Gross research and development expenses increased by $122,000, or 6%, from 2001 to 2002. As a percentage of total revenues, gross research and development expenses increased from 2% in 2001 to 3% in 2002. Research and development expenses during the year included the continuing development costs of the U-Scan Mobile Attendant(TM) device; the integration of an electronic signature capture interface and process; the integration of a biometric access interface and process; a lower profile, smaller footprint U-Scan system; and the improvement of the graphical user interface (GUI).

     During the fourth quarter of 2002, we closed our assembly facility in Phoenix, Arizona and a support hub in Covington, Kentucky, in an effort to consolidate operations. The costs incurred as a result of these closures, in the approximate amount of $1,039,000, related mainly to lease costs, severance costs, and the write down of inventories and leasehold improvements. As at December 31, 2002, a provision of $288,000 relating to future lease obligations is included in accounts payable and accrued liabilities in the consolidated balance sheet. We expect these closures to produce an annualized cost savings of approximately $1.4 million.

     Selling, general, administrative and other expenses (including operating lease expenses) increased by $11,932,108, or 56%, from 2001 to 2002. As a percentage of total revenues, these expenses increased from 19% to 40%. The increase in selling, general, administrative and other expenses in 2002 was primarily due to the hiring of additional sales and business development people; expansion of our service organization as a result of our increased number of system installations; the cost of hiring and training service technicians as a result of the termination of third party support providers; the design of our U-Scan1, U-Scan2 and U-Scan3 next generation of systems, along with the training of our technicians and customers for these systems; marketing and trade show expenses; and the establishment of Optimal Robotics Plc, our U.K. subsidiary. Other expenses incurred include the migration and upgrade of our computer systems as well as the standardization of software for a major customer in order to consolidate the number of versions required to run its self-checkout systems.

     The recovery of income taxes amounted to $2,941,000 in 2002 as compared to a tax provision of $9,600,000 in 2001. The 2002 amount included the recovery of tax from losses carried back to prior years, as well as the future benefit of the remaining non-capital losses carry forward, undeducted research and development expenditures and other temporary differences that may be used to reduce taxable income for Canadian federal and Quebec provincial income tax purposes in future years. With respect to the future income tax assets recorded as at December 31, 2002, we determined that it is more likely than not that we will earn sufficient taxable income during the allowable carry-forward period to fully realize all of our future income tax assets. Our ability to ultimately realize these future income tax assets is dependent upon our realizing certain sales levels within the allowable carry-forward period, thus creating sufficient taxable income to realize the benefit of these assets. Our ability to realize these assets is also dependent on effective control over our selling, general and administrative expenses.

     Our effective tax rate for 2002 was 35%, as compared to 51% for 2001. In 2001, we recognized Canadian income taxes on foreign exchange gains in the amount of approximately $2.2 million. Because our consolidated financial statements are presented in U.S. dollars, the foreign exchange gains, which for Canadian income tax purposes arise on the conversion into Canadian dollars of our net monetary assets denominated in U.S. dollars, create a tax liability even though foreign exchange gains do not impact our earnings before income taxes. Excluding the effect of Canadian income taxes on these foreign exchange gains, the effective tax rate in 2001 would have been 39%, instead of 51%. In 2002, we recognized a tax recovery of $178,000 on these foreign exchange items.

     The net loss in 2002 was $5,327,000 (or $(0.35) per share (diluted)), compared to net earnings of $9,306,000 in 2001 (or $0.60 per share (diluted)). As a measure of our financial performance, management uses supplementary net earnings/loss of operating performance. Supplementary net (loss) earnings exclude the effect of future income taxes on unrealized foreign exchange gains/losses, as discussed in note 16 of the notes to our consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data." Excluding the future income taxes on foreign exchange gains, supplementary measure of net (loss) earnings was $(5,505,000) for 2002, compared to $11,479,000 for 2001. On a per-share basis, the supplementary measure of net earnings was $(0.37) basic and diluted for 2002, as compared to $0.78 (basic) and $0.74 (diluted) for 2001.

2001 Compared with 2000

     Total revenues increased by $40,451,000, or 66%, from 2000 to 2001. Sales of our U-Scan systems produced $33,512,000 of additional systems revenues, an increase of 58%. The growth in sales was due to a significant increase in orders from existing customers as well as new customers. Service contract revenue recognized for hardware and software maintenance increased by $6,682,000, or 198%, in part because of the increased number of customers that entered into service contracts with us after purchasing U-Scan systems and in part due to our decision in the third quarter of 2001 to service an increased number of maintenance contracts using our own technicians rather than third party support providers. In total, service revenue accounted for approximately 9.9% of our total revenues in 2001 compared to approximately 5.5% in 2000.

     Cost of sales increased by $17,601,000, or 39%, from 2000 to 2001. Overall gross margin increased as a percentage of sales from 25% in 2000 to 38% in 2001, primarily due to the increase in gross margin on system sales. This margin increase resulted primarily from the fact that commencing January 1, 2001 we began to assemble all of our U-Scan systems.

     Gross research and development expenses increased by $966,000, or 91%, from 2000 to 2001. As a percentage of total revenues, gross research and development expenses remained constant at 2% for both 2000 and 2001. Research and development expenses during the year included the cost of the U-Scan Mobile Attendant device; the development of an electronic signature capture interface and process; a paging feature; a lower profile, smaller footprint U-Scan system; and the improvement of the graphical user interface (GUI).

     Selling, general, administrative and other expenses (including operating lease expenses) increased by $10,651,000, or 100%, in 2001 compared to 2000. As a percentage of total revenues, these expenses increased from 16% to 19%. The increase in selling, general, administrative and other expenses in 2001 was primarily due to increased investment in sales and marketing, support and administrative staff required to service the increased customer base and strategic acquisitions.

     The provision for income taxes amounted to $9,600,000 in 2001 as compared to $2,972,000 in 2000. We utilized all unclaimed scientific research and experimental development expenditures and federal investment tax credits carried forward to reduce our cash taxes payable for 2001.

     Our effective tax rate for 2001 was 51% as compared to 38% for 2000. The increase was due to Canadian income taxes recognized on foreign exchange gains in the amount of approximately $2.2 million. Because our consolidated financial statements are presented in U.S. dollars, the foreign exchange gains which, for Canadian income tax purposes, arise on the conversion into Canadian dollars of our net monetary assets denominated in U.S. dollars create a tax liability even though foreign exchange gains do not impact our earnings before income taxes. Excluding the effect of Canadian income taxes on these foreign exchange gains, the effective tax rate in 2001 would have been 39%, instead of 51%.

     Net earnings in 2001 were $9,306,000 (or $0.60 per share (diluted)), compared to $4,795,000 in 2000 (or $0.33 per share (diluted)), an increase of 94%. As a measure of our financial performance, management uses supplementary net earnings as a measure of operating performance. Supplementary net earnings exclude the effect of future income taxes on unrealized foreign exchange gains, as discussed in note 16 of the notes to our consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data." Excluding the income taxes on the foreign exchange gains, supplementary measure of net earnings is $11,479,000 for 2001, an increase of 139% from $4,795,000 for 2000. On a per-share basis, the supplementary measure of net earnings is $0.78 (basic) and $0.74 (diluted) for 2001, as compared to $0.37 (basic) and $0.33 (diluted) for 2000.

Liquidity and Capital Resources

     As of December 31, 2002, we had cash, cash equivalents and short-term investments of $85,762,000, compared to $104,104,000 as of December 31, 2001, and working capital of $108,650,000, compared to $124,550,000 as of December 31, 2001.

     Operating activities used $5,929,000 of cash and cash equivalents in 2002, as compared to having generated $13,678,000 in 2001. In 2002, the Company repurchased 535,100 common shares for a total amount of $8,684,000. In 2001, we issued 1,762,645 common shares pursuant to the exercise of options and warrants, which resulted in net cash proceeds of $19,421,000.

     In 2002, we had capital expenditures of $3,084,000, which principally related to computer equipment, testing units and leasehold improvements related to the expansion of our facility in Santa Ana, California.

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

     The timing of our contractual commitments during the next five years, related to our operating leases, is as follows:

---------------------- ------------- --------------- --------------- --------------- -------------- --------------
Contractual Cash
Obligations               Total           2003            2004            2005           2006           2007
---------------------- ------------- --------------- --------------- --------------- -------------- --------------
Operating Leases        $3,652,000     $1,084,000      $1,023,000      $1,024,000      $511,000        $10,000
---------------------- ------------- --------------- --------------- --------------- -------------- --------------

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

     WE PRINCIPALLY DEPEND ON ONE LINE OF PRODUCTS. Our short-term success depends principally on the sales volume of one line of products, the U-Scan self-checkout system. Our longer-term success depends upon the continued acceptance of and demand for this one product line, as well as new products that we may bring to market. If the U-Scan systems experience significant problems, competition from superior technology, or customer resistance, we could be harmed significantly.

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

     WE RELIED ON ONE CUSTOMER FOR A SUBSTANTIAL AMOUNT OF OUR REVENUES IN 2002. One significant customer, through its various divisions and affiliates, accounted for approximately 44% of our revenues in 2002, and we rely on this customer's continued willingness to purchase our U-Scan systems. We may not be able to generate new customers for our U-Scan systems.

     WE MAY NOT BE ABLE TO MANAGE OUR GROWTH. Prior to 2002, we experienced significant growth in sales. As a result, we had to hire and train additional skilled personnel. Due to the continued economic weakness throughout North America, in February 2003 we reduced our workforce by approximately 12%. Should sales increase, we will again have to hire and train more personnel to customize, install and support our U-Scan systems. There is no assurance that we will be able to hire the skilled personnel we will need to meet increased demand, should it develop. If we are unable to hire such personnel, our sales may be adversely affected. Despite the growth that we experienced prior to 2002, we are still a small company, and should demand for our products be unexpectedly strong, we may be unable to fill our orders.

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

     OUR U-SCAN SYSTEMS ARE ASSEMBLED AT A SINGLE FACILITY. We assemble our systems at our facility in Plattsburgh, New York. A disruption of operations at this facility for any reason, including labor unrest or natural disaster, would have a short-term adverse effect upon our business and results of operations.

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

     WE DEPEND UPON KEY PERSONNEL. Our future success depends to a great extent on the continued services of our senior management and other key personnel, including sales and business development people. Our success will also depend upon our ability to hire and retain qualified personnel to assemble, install and support our systems, to improve our existing products and to develop new ones. These people will include:

     o  programmers and other software engineers,

     o  project managers,

     o  installers, and

     o  hardware and software support personnel.

     The competition for these people may be significant, despite current economic conditions. Should we have difficulty hiring or retaining qualified personnel, it could adversely affect our business and prospects.

     COMPETITION COULD REDUCE REVENUE FROM THE U-SCAN SYSTEM. The market for checkout systems is very competitive. The chief rival for our U-Scan system is the traditional manned checkout counter. Although the use of automated self-checkout systems such as the U-Scan system is relatively new, we expect increasing competition for sales of this product. The barriers to entering this market may be low. Certain of our competitors are larger and have greater financial and other resources. Competitors include NCR, Symbol Technologies, PSC and Productivity Solutions. We may not be able to compete successfully against these and other companies with greater financial and other resources. In the event that general economic conditions continue to result in reduced demand in our industry, our competitors could develop more aggressive pricing practices, which, in turn, could result in price reductions, negatively affecting our operating results, reducing our profit margins and potentially leading to a loss of market share.

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

     THE ADVERSE RESOLUTION OF LITIGATION AGAINST US COULD ADVERSELY IMPACT OUR BUSINESS. We are currently a defendant in an action alleging that the U-Scan system infringes upon the claimant's patent, and a second party has sent demand letters to us alleging a different patent infringement. See Item 3 - "Legal Proceedings." We are and may in the future be subject to other litigation arising in the normal course of our business. Litigation may be time consuming, expensive and distracting from the conduct of our business, and the outcome of litigation is difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations, and financial condition.

     ORGANIZED LABOR MAY RESIST OUR U-SCAN SYSTEMS. The U-Scan system displaces cashiers. For this reason, organized labor may seek provisions in collective bargaining agreements that prevent stores from purchasing the system.

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

ECONOMIC CONDITIONS IN THE UNITED STATES AND CANADA, AFFECTING THE SELF-CHECKOUT INDUSTRY, ARE BEYOND OUR CONTROL AND MAY RESULT IN CONTINUING REDUCED DEMAND AND PRICING PRESSURE ON OUR PRODUCTS. There are trends and factors affecting the self-checkout industry, which are beyond our control and may affect our operations. Such trends and factors include:

     o adverse changes in the public and private equity and debt markets and the ability of our customers to obtain financing or to fund capital expenditures;

     o visibility to, and the actual size and timing of, capital expenditures by our customers;

     o  the effects of war or acts of terrorism.

     Reduced capital spending and the generally negative economic conditions in the United States and Canada have resulted in substantially reduced demand for our products. Continuing negative economic conditions could result in further reductions in demand for and/or pricing pressures on our products. Reduced capital spending and/or negative economic conditions in Europe can be expected to affect our attempt to initiate sales of our systems in Europe.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates.

       Interest rate and foreign currency exchange rate sensitivity table

                                                      December 31, 2002
                                                      -----------------
                                                   Maturing in       Fair
                                                       2003         Value(1)
                                                       ----         --------
                                                         (U.S. dollars)

Short-term discounted notes denominated in U.S.
and Canadian dollars, held for other than trading
purposes, with a weighted average effective yield
of 1.56% (2001 - 1.85%), maturing between January
13, 2003 and April 17, 2003 (2001 - matured
between March 19, 2002 and May 31, 2002), with a
maturity value of $76,555,000......................$76,147,000      $76,714,000

(1) Fair value has been determined based upon quoted market values as at December 31, 2002.

We are exposed to foreign currency exchange rate fluctuations. Approximately 19% of our expenses are paid in Canadian dollars, while substantially all of our revenues are earned in U.S. dollars. If the Canadian dollar strengthens in relation to the U.S. dollar, the effective cost of our expenses (as reported in U.S. dollars) will increase. We have never tried to hedge our exchange rate risk, do not plan to do so and may not be successful should we attempt to do so in the future. We are also exposed to interest rate fluctuation risk, which we do not systematically manage. We presently invest in short-term investment grade paper.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Optimal Robotics Corp. as at December 31, 2002 and 2001 and the consolidated statements of operations, retained earnings and cash flows for each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2002 in accordance with Canadian generally accepted accounting principles.

The consolidated financial statements as at December 31, 2000 and for the year then ended were audited by other auditors who expressed an opinion without reservation on those statements in their report dated February 9, 2001.


/s/ KPMG LLP

Chartered Accountants

Montreal, Canada

February 21, 2003

Auditors' Report

To the Shareholders of
Optimal Robotics Corp.


We have audited the consolidated statements of operations, deficit and cash flows of Optimal Robotics Corp. for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in Canada and the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2000 in accordance with Canadian generally accepted accounting principles.


/s/ PricewaterhouseCoopers LLP

Montreal, Quebec, Canada
February 9, 2001

Optimal Robotics Corp.
Consolidated Balance Sheet

December 31, 2002 and 2001
(expressed in U.S. dollars)

========================================================================================
                                                                  2002              2001
----------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                           $   9,615,348    $   9,616,430
     Short-term investments (note 4)                        76,146,586       94,487,326
     Accounts receivable (note 5)                            5,812,656        9,009,445
     Income taxes receivable                                 1,481,977               --
     Tax credits receivable                                    728,408          884,057
     Inventories (note 6)                                   22,656,666       22,355,267
     Future income taxes (note 15)                             243,470          284,253
     Prepaid expenses and deposits                             493,499          989,107
     ----------------------------------------------------------------------------------
                                                           117,178,610      137,625,885

Future income taxes (note 15)                                1,549,856               --

Property and equipment (note 7)                              6,562,344        6,130,347

Goodwill and other intangible assets (note 8)                4,399,924        3,934,963

---------------------------------------------------------------------------------------
                                                         $ 129,690,734    $ 147,691,195
=======================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities (note 9)   $   7,134,379    $   6,673,804
     Income taxes payable                                           --        4,794,476
     Deferred revenue                                        1,394,455        1,607,112
     ----------------------------------------------------------------------------------
                                                             8,528,834       13,075,392

Future income taxes (note 15)                                1,700,870        1,143,213

Shareholders' equity:
     Share capital (note 10)                               122,102,244      126,476,633
     Additional paid-in capital                                  5,282            5,282
     (Deficit) retained earnings                            (1,162,025)       8,475,146
     Cumulative translation adjustment                      (1,484,471)      (1,484,471)
     ----------------------------------------------------------------------------------
                                                           119,461,030      133,472,590
Commitments and contingencies (note 12)

---------------------------------------------------------------------------------------
                                                         $ 129,690,734    $ 147,691,195
=======================================================================================

See accompanying notes to consolidated financial statements.

Approved by the Board of Directors

/s/ HOLDEN L. OSTRIN       Director        /s/ NEIL S. WECHSLER         Director
--------------------------                 ----------------------------

Optimal Robotics Corp.
Consolidated Statements of Operations

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

============================================================================================
                                                       2002             2001            2000
--------------------------------------------------------------------------------------------
Revenues                                       $ 75,717,591    $ 101,421,243    $ 60,970,505

Cost of sales                                    50,261,337       63,158,749      45,557,943

--------------------------------------------------------------------------------------------
Gross margin                                     25,456,254       38,262,494      15,412,562

Expenses (income):
     Selling, general and administrative         29,005,871       18,531,978       9,153,760
     Amortization                                 2,655,820        1,538,366         850,872
     Operating lease                              1,550,962        1,210,201         624,834
     Research and development (note 13)           1,289,848        1,223,956         912,679
     Closure costs (note 14)                      1,038,835               --              --
     Investment income                           (1,816,889)      (3,147,698)     (3,896,899)
     ---------------------------------------------------------------------------------------
                                                 33,724,447       19,356,803       7,645,246

--------------------------------------------------------------------------------------------
(Loss) earnings before income taxes              (8,268,193)      18,905,691       7,767,316

Income tax (recovery) provision (note 15)        (2,940,963)       9,600,000       2,972,239

--------------------------------------------------------------------------------------------
Net (loss) earnings                            $ (5,327,230)   $   9,305,691    $  4,795,077
============================================================================================

Earnings (loss) per share (note 16):
     Basic                                     $      (0.35)   $        0.63    $       0.37
     Diluted                                          (0.35)            0.60            0.33

============================================================================================

Weighted average number of common shares:
     Basic                                       15,058,533       14,704,636      13,104,361
     Effect of dilutive options and warrants         42,874          867,903       1,394,373

     ---------------------------------------------------------------------------------------
     Diluted                                     15,101,407       15,572,539      14,498,734
     =======================================================================================

See accompanying notes to consolidated financial statements.

Optimal Robotics Corp.
Consolidated Statements of Retained Earnings

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

============================================================================================
                                                       2002             2001            2000
--------------------------------------------------------------------------------------------
Retained earnings (deficit), beginning of year   $ 8,475,146    $  (830,545)   $(5,625,622)

Net (loss) earnings                               (5,327,230)     9,305,691      4,795,077

Excess of purchase price over book value
   of shares (note 10)                            (4,309,941)            --             --

--------------------------------------------------------------------------------------------
(Deficit) retained earnings, end of year         $(1,162,025)   $ 8,475,146    $  (830,545)
============================================================================================


See accompanying notes to consolidated financial statements.

Optimal Robotics Corp.
Consolidated Statements of Cash Flows

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

===================================================================================================
                                                               2002            2001            2000
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net (loss) earnings                               $ (5,327,230)   $  9,305,691    $  4,795,077
     Adjustments for items not affecting cash:
         Amortization                                     2,655,820       1,538,366         850,872
         Future income taxes                               (951,416)      4,741,905       2,972,239
         Loss on sale of trade accounts receivable           36,263          73,955          86,686
         Unrealized foreign exchange loss
           on contract advance                                   --              --           5,948
         Non-refundable tax credits                              --              --         (65,539)
         Write-off property and equipment                   175,749              --              --
     Changes in operating assets and liabilities:
         Accounts receivable                             (1,032,186)     (6,544,104)    (13,365,678)
         Proceeds from sale of trade accounts
           receivable                                     4,192,712       9,458,760       7,222,898
         Tax credits receivable                             155,649        (560,269)        (77,451)
         Inventories                                       (301,399)     (4,374,837)    (13,556,156)
         Prepaid expenses and deposits                      495,608        (519,685)       (204,897)
         Accounts payable and accrued liabilities           460,575      (3,960,049)      3,237,491
         Income taxes                                    (6,276,453)      4,794,476              --
         Deferred revenue                                  (212,657)       (276,037)       (532,007)
---------------------------------------------------------------------------------------------------
                                                         (5,928,965)     13,678,172      (8,630,517)
Cash flows from financing activities:
     Repurchase of common shares                         (8,684,330)             --              --
     Proceeds from issuance of common shares                     --      19,421,317      65,358,738
     Share issue costs                                           --              --      (4,693,285)
     Decrease in contract advance                                --              --        (250,000)
     ----------------------------------------------------------------------------------------------
                                                         (8,684,330)     19,421,317      60,415,453
Cash flows from investing activities:
     Purchase of property and equipment                  (3,083,748)     (4,003,625)     (3,069,584)
     Purchase of intangible assets                         (644,779)             --              --
     Cost of business acquisition (note 3)                       --      (1,141,000)             --
     Decrease (increase) in short-term investments       18,340,740     (23,345,416)    (47,707,424)
     ----------------------------------------------------------------------------------------------
                                                         14,612,213     (28,490,041)    (50,777,008)

---------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents         (1,082)      4,609,448       1,007,928

Effect of exchange rate changes on cash and
   cash equivalents                                              --              --        (500,030)

Cash and cash equivalents, beginning of year              9,616,430       5,006,982       4,499,084

---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                 $  9,615,348    $  9,616,430    $  5,006,982
===================================================================================================

Supplemental disclosure of cash flow information (note 19).

See accompanying notes to consolidated financial statements.

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

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

2.   Significant accounting policies:

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. These principles conform, in all material respects, with accounting principles generally accepted in the United States, except as described in note 20. The principal accounting policies of the Company are summarized as follows:

     (a) Principles of consolidation:

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

     (b) Cash and cash equivalents:

         Cash and cash equivalents consist of cash on hand and balances with banks and highly liquid debt instruments with original terms to maturity of three months or less.

     (c) Short-term investments:

         Short-term investments, which management intends to hold until maturity, include investments with maturities of greater than three months and less than a year and are carried at the lower of amortized cost and market value.

     (d) Securitizations:

         Securitization transactions are recorded as sales of assets when the control of the asset is transferred to the purchaser. Transactions recorded in this manner result in the removal of the assets sold from the Company's balance sheet. Discount fees on the portfolio of receivables sold are recorded in selling, general and administrative expenses.

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================

2.   Significant accounting policies (continued):

     (e) Inventories:

         Raw material inventories are stated at the lower of landed cost or replacement cost. Finished goods and work in process inventories are stated at the lower of cost or net realizable value. Cost is determined on the basis of weighted average cost.

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

     (g) Property and equipment:

         Property and equipment are recorded at cost. Amortization is provided for over the estimated useful lives of the assets using the straight-line method at the following annual rates:

         =======================================================================

         Test units                                                          33%
         Equipment                                                           10%
         Computer equipment and software                                     33%
         Leasehold improvements                             Over lease term plus
                                                              one renewal period

         =======================================================================


         The Company performs reviews for the impairment of its property and equipment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimates of non-discounted future cash flows expected to result from the use of an asset and its eventual disposition are less than the carrying amount. No impairment losses have been identified by the Company for the years ended December 31, 2002, 2001 and 2000.

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================

2.   Significant accounting policies (continued):

     (h) Goodwill and other intangible assets:

         Goodwill:
         --------

         Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated as of the date of the business combination to the Company's reporting units that are expected to benefit from the synergies of the business combination.

         Effective January 1, 2002, the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants ("CICA"), Handbook
         Section 3062, with respect to the accounting for goodwill and other intangible assets. The standard changes the accounting for goodwill from an amortization method to an impairment-only approach. The change was accounted for prospectively. The Company did not record amortization of goodwill for the year ended December 31, 2002. Goodwill was tested for impairment during the first quarter of fiscal 2002. The fair value of the Alpha Microsystems business, which was acquired during the second quarter of fiscal 2001 and from which the goodwill arose, was estimated using the expected present value of future cash flows. Management considered that there was no impairment in the carrying value of goodwill.

         As required under CICA Handbook Section 3062, the following information is presented:

         ===================================================================================
                                                                Year ended December 31,
                                                     ---------------------------------------
                                                            2002          2001          2000
         -----------------------------------------------------------------------------------

         Reported net (loss) earnings                $(5,327,230)  $ 9,305,691   $ 4,795,077
         Add back goodwill amortization, net of tax           --        86,968            --

         -----------------------------------------------------------------------------------
         Adjusted net (loss) earnings                $(5,327,230)  $ 9,392,659   $ 4,795,077
         ===================================================================================

         Earnings (loss) per share:
           Basic                                     $     (0.35)  $      0.64   $      0.37
           Diluted                                         (0.35)         0.60          0.33

         ===================================================================================

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================

2.   Significant accounting policies (continued):

     (h) Goodwill and other intangible assets (continued):

         Other intangible assets:
         -----------------------

         Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost. The cost of a group of intangible assets, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets based on their relative fair values. The new standard requires acquired intangible assets to be separately recognized if the benefit of the intangible assets is obtained through contractual or other legal right, or if the intangible assets can be sold, transferred, licensed, rented or exchanged.

         There has been no change in the estimated useful life of the other intangible assets which continue to be amortized using the straight-line method at the following annual rates:

         =======================================================================

         Customer list                                                       20%
         Patent costs                                           over patent life

         =======================================================================

     (i) Income taxes:

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

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

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

         Effective January 1, 2002, the Company adopted retroactively the revisions to CICA Handbook Section 1650 "Foreign Currency Translation". The new recommendations eliminate the deferral and amortization of unrealized foreign currency translation gains and losses on foreign currency denominated monetary items that have a fixed or ascertainable life extending beyond the end of the fiscal year following the current reporting period. There is no impact on the Company's consolidated financial position, results of operations and cash flows as a result of adopting these recommendations. The new recommendations also require the disclosure of foreign exchange gains (losses) included in the consolidated statements of earnings which, for 2002, amounted to $6,436 (2001 - $(90,110); 2000 - $1,507,340).

     (l) Research and development expenses:

         Research costs, which include all costs incurred to establish technological feasibility, are charged to operations in the year in which they are incurred. Technological feasibility has been defined as the completion of the product design for the computer software.

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================

2.   Significant accounting policies (continued):

     (l) Research and development expenses (continued):

         Once technological feasibility has been established, development costs are evaluated for deferral and subsequent amortization. As at December 31, 2002, the Company has not deferred any development costs.

     (m) Stock-based compensation:

         Effective January 1, 2002, the Company adopted prospectively the new recommendations of the CICA, Handbook Section 3870, with respect to the accounting for stock-based compensation and other stock-based payments. The new recommendations require that all stock-based payments to non-employees, and employee awards that are direct awards of stock, call for settlement in cash or other assets, or are stock appreciation rights that call for settlement by the issuance of equity instruments, granted on or after January 1, 2002 be accounted for using the fair value method. For all other stock-based employee compensation awards, the new standards permit the Company to continue to follow its existing policy of using the settlement date method of accounting. Under this method, no compensation expense is recognized when stock options are issued to employees. Any consideration received from the plan participants upon exercise of stock options is credited to share capital.

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================

2.   Significant accounting policies (continued):

     (m) Stock-based compensation (continued):

         If the fair value-based accounting method under Handbook Section 3870 had been used to account for stock-based compensation costs relating to options issued to employees during the year ended December 31, 2002, the net earnings and related earnings per share figures would be as follows. In the first year of application, comparative disclosures need not be provided for prior periods.

         =======================================================================

         Reported net loss                                        $  (5,327,230)

         Deduct:
              Total stock-based employee compensation expense
                determined under fair value based method for all
                awards, net of related taxes of nil                 (18,575,322)

         -----------------------------------------------------------------------
         Pro forma net loss                                       $ (23,902,552)
         =======================================================================

         Earnings (loss) per share:
              Basic:
                  As reported                                     $       (0.35)
                  Pro forma                                               (1.59)
              Diluted:
                  As reported                                             (0.35)
                  Pro forma                                               (1.59)

         =======================================================================

         The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

         =======================================================================

         Risk free interest rate                                           3.32%
         Expected volatility                                                 81%
         Expected life in years                                               10
         Expected dividend yield                                             nil

         =======================================================================

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================

2.   Significant accounting policies (continued):

     (m) Stock-based compensation (continued):

         The following table summarizes the weighted average grant-date fair value per share for options granted during the year ended December 31, 2002:

         =======================================================================
                                                                        Weighted
                                                                         average
                                                                      grant-date
                                                  Number of           fair value
                                                    options            per share
         -----------------------------------------------------------------------

         Exercise price per share equal to market
           price per share                        1,765,000           $    11.49
         =======================================================================

         Management believes that the effects of applying Handbook Section 3870 on a pro forma basis are not likely to be representative of the effects on reported pro forma net earnings for future years as the estimated compensation costs reflect only options granted between January 1, 2002 and December 31, 2002 and do not consider awards which may occur in future years, the terms and conditions of which may vary.

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

     (n) Earnings per share:

         Basic earnings per share are determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated using the treasury stock method. Diluted earnings per share are computed in a manner consistent with basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding options and warrants were exercised and that the proceeds from such exercises are used to repurchase common shares at the average market price during the reporting period.

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================

2.   Significant accounting policies (continued):

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

     Details of the acquisition are as follows:

     ===========================================================================

     Net assets acquired, at assigned values:
         Accounts receivable                                       $  1,387,105
         Inventories                                                  1,254,545
         Property and equipment                                       1,175,000
         Other assets                                                   142,383
         Accounts payable and accrued liabilities                    (2,756,482)
         Notes payable                                               (1,385,000)
         Deferred revenue                                            (1,848,454)
         -----------------------------------------------------------------------
                                                                     (2,030,903)

         Goodwill                                                     3,171,903

     ---------------------------------------------------------------------------
     Net assets acquired for cash                                   $  1,141,000
     ===========================================================================

4.   Short-term investments:

     ===========================================================================
                                                            2002            2001
     ---------------------------------------------------------------------------

     Short-term discounted notes denominated in U.S.
       and in Canadian dollars with a weighted average
       effective yield of 1.56% (2001 - 1.85%),
       maturing between January 13, 2003 and April 17,
       2003 (2001 - matured between March 19, 2002 and
       May 31, 2002)                                $ 76,146,586    $ 94,487,326
     ===========================================================================

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================

5.   Accounts receivable:

     ===========================================================================
                                                            2002            2001
     ---------------------------------------------------------------------------

     Trade accounts receivable                      $  5,289,040   $  7,846,012
     Accrued interest                                    299,134        259,943
     Other                                               540,976      1,203,490
     Less allowance for doubtful accounts               (316,494)      (300,000)

     ---------------------------------------------------------------------------
                                                    $  5,812,656   $  9,009,445
     ===========================================================================

     Under an agreement with a subsidiary of a Canadian chartered bank, the Company has the right to sell designated accounts receivable to the bank's subsidiary on a non-recourse basis. During the year, the Company sold accounts receivable with an aggregate carrying value of $4,228,976 (2001 - $9,532,715) for net proceeds amounting to $4,192,713 (2001 - $9,458,760).
     The excess of the carrying value over the net proceeds on sale of these accounts receivable of $36,263 (2001 - $73,955) has been charged to selling, general and administrative expense.

6.   Inventories:

     ===========================================================================
                                                            2002            2001
     ---------------------------------------------------------------------------

     Finished goods                                 $  1,647,505   $  2,778,678
     Work in process                                     355,853        542,378
     Raw materials                                     4,468,785      6,969,536
     Replacement parts                                16,184,523     12,064,675

     ---------------------------------------------------------------------------
                                                    $ 22,656,666   $ 22,355,267
     ===========================================================================

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================

7.   Property and equipment:

     ===========================================================================
                                                            2002            2001
     ---------------------------------------------------------------------------

     Cost:
         Test units                                 $  3,363,185    $ 1,945,912
         Equipment                                     1,981,932      1,514,170
         Computer equipment and software               3,958,111      3,214,396
         Leasehold improvements                        2,408,759      2,375,127
     ---------------------------------------------------------------------------
                                                      11,711,987      9,049,605

     Accumulated amortization:
         Test units                                    1,709,599        898,364
         Equipment                                       424,166        188,350
         Computer equipment and software               2,273,216      1,115,600
         Leasehold improvements                          742,662        716,944
     ---------------------------------------------------------------------------
                                                       5,149,643      2,919,258

     ---------------------------------------------------------------------------
     Net carrying amount                              $6,562,344     $6,130,347
     ===========================================================================

8.   Goodwill and other intangible assets:

     ===========================================================================
                                                            2002            2001
     ---------------------------------------------------------------------------

     Cost:
         Goodwill                                   $  3,171,903   $  3,171,903
         Customer list                                   786,414        786,414
         Patent costs                                    803,143        158,364
     ---------------------------------------------------------------------------
                                                       4,761,460      4,116,681

     Accumulated amortization:
         Goodwill                                        141,750        141,750
         Customer list                                   183,283         26,000
         Patent costs                                     36,503         13,968
     ---------------------------------------------------------------------------
                                                         361,536        181,718

     ---------------------------------------------------------------------------
     Net carrying amount                            $  4,399,924   $  3,934,963
     ===========================================================================

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================

9. Accounts payable and accrued liabilities:

     ===========================================================================
                                                            2002            2001
     ---------------------------------------------------------------------------

     Trade accounts payable                         $  5,725,821   $  5,186,110
     Accrued salaries and benefits                     1,217,640      1,102,516
     Sales taxes payable                                 190,918        286,788
     Book overdraft(1)                                        --         98,390

     ---------------------------------------------------------------------------
                                                    $  7,134,379   $  6,673,804
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

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


10.  Share capital (continued):

     Changes in the issued and outstanding share capital are as follows:

     =============================================================================
                                                           Number of
                                                              common
                                                              shares       Dollars
     -----------------------------------------------------------------------------

     Balance, December 31, 1999                           11,437,241  $ 44,657,833

     Issued for cash pursuant to public offering           1,625,000    63,375,000
     Share issue costs, net of related future income taxes       --     (2,976,532)
     Issued for cash pursuant to exercise of stock option    578,500     1,763,983
     Issued pursuant to exercise of warrants:                 67,949            --
         Ascribed value from other capital                       --         10,875
         Cash                                                    --        219,755

     -----------------------------------------------------------------------------
     Balance, December 31, 2000                           13,708,690   107,050,914

     Issued for cash pursuant to exercise of stock option  1,409,225    17,433,431
     Issued pursuant to exercise of warrants:                353,420           --
         Ascribed value from other capital                        --         4,402
         Cash                                                     --     1,987,886
     -----------------------------------------------------------------------------
     Balance, December 31, 2001                           15,471,335   126,476,633

     Stock repurchase program                               (535,100)   (4,374,389)
     -----------------------------------------------------------------------------
     Balance, December 31, 2002                           14,936,235  $122,102,244
     =============================================================================


     On February 26, 2002, the Board of Directors approved a stock repurchase program authorizing the Company to purchase up to 750,000 common shares in the open market commencing March 5, 2002 and ending March 4, 2003. During 2002, 535,100 shares having a book value of $4,374,389 had been repurchased for a total consideration of $8,684,330. The excess of the purchase price over book value of the shares in the amount of $4,309,941 was charged to retained earnings.

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

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

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

         Upon its establishment in 1997, 3,000,000 common shares were authorized for issuance pursuant to options granted under the stock option plan. During 2000, there was a 3,000,000-share increase in the number of common shares that may be issued under this plan. During 2001, there was a further 3,000,000-share increase in the number of common shares that may be issued under this plan. As at December 31, 2002, 2,543,725 common shares had been issued pursuant to the stock option plan, an additional 4,794,525 common shares were reserved for options outstanding, leaving a further 1,661,750 common shares available to be granted under this plan.

     (b) Options granted under employment agreements:

         The Company had granted options under the plan pursuant to certain employment agreements which provide that in the event of termination by the Company without cause, the exercise price of all options, warrants or rights would be amended to a nominal value. At December 31, 2002, options to purchase 2,790,000 (2001 - 2,097,000) common shares with a weighted average exercise price of $23.22 (2001 - $29.06) were subject to this provision, of which 2,392,500 (2001 - 927,000) options were exercisable.

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


11.  Stock option plan/warrants (continued):

     (c) Options subject to reload provision:

         In 1997, options to purchase 312,000 common shares were granted, including 282,000 which were granted to three senior officers with a reload feature whereby upon exercise of the option, a new option is issued with an exercise price equal to the then current market price. Two consecutive reloads were permitted. The holder was permitted to exercise the options without paying cash by accepting the number of shares having a value equal to the in-the-money value of the options. This right was irrevocably waived by the holders of options to acquire 307,000 common shares in 1998 and the options for the remaining 5,000 expired in the same year.

         During 2001, 289,000 (2000 - 20,000) of these options were exercised and immediately reloaded at the then current market price. During, 2002, there were no options with a reload provision exercised and the remaining 307,000 options granted, which were subject to this reload provision, expired.

     (d) Details of all outstanding stock options are as follows:

         =====================================================================================================
                                            United States dollar exercise
                                                                    price       Canadian dollar exercise price
                                          -------------------------------    ---------------------------------

                                                                 Weighted                             Weighted
                                                                  average                              average
                                              Number of    exercise price       Number of       exercise price
                                                options         per share         options            per share
         -----------------------------------------------------------------------------------------------------

         Balance, December 31, 1999           2,057,000     $       11.49          60,000        $        2.50

         Granted                              1,398,000             25.60              --                  --
         Expired/cancelled                       (3,500)            29.96              --                  --
         Exercised                             (518,500)             3.24         (60,000)                2.50

         -----------------------------------------------------------------------------------------------------
         Balance, December 31, 2000           2,933,000             19.66              --                  --

         Granted                              1,846,000             30.62              --                  --
         Expired/cancelled                       (5,500)            27.43              --                  --
         Exercised                           (1,409,225)            12.37              --                  --

         -----------------------------------------------------------------------------------------------------
         Balance, December 31, 2001           3,364,275             28.73              --                  --

         Granted                              1,765,000             13.86              --                  --
         Expired/cancelled                     (329,750)            34.14              --                  --
         Exercised                                   -                 -               --                  --

         -----------------------------------------------------------------------------------------------------
         Balance, December 31, 2002           4,799,525     $       22.88              --        $         --

         =====================================================================================================

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


11.  Stock option plan/warrants (continued):

     (e) Details of outstanding stock options are as follows:

         The following table summarizes information concerning currently outstanding and exercisable options:

     =========================================================================================
                                                                                      Weighted
                                                                                       average
                                                Number of       Number of            remaining
                                                  options         options          contractual
         Exercise price                       outstanding     exercisable                 life
     -----------------------------------------------------------------------------------------

         $  6.40                                    5,000             --             9.8 years
         $ 12.88                                    5,000           5,000            1.0 years
         $ 13.86                                1,715,000       1,385,000            9.2 years
         $ 14.83                                   45,000             --             9.7 years
         $ 22.45                                   70,000          35,000            8.8 years
         $ 25.25                                1,159,275       1,159,275            7.6 years
         $ 30.05                                1,481,750         742,250            8.5 years
         $ 30.97                                    2,500           1,250            8.4 years
         $ 31.25                                  316,000         316,000            1.9 years

     -----------------------------------------------------------------------------------------
                                                4,799,525       3,643,775
     =========================================================================================


         The weighted average exercise price per share for options exercisable is $16.99.

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


11.  Stock option plan/warrants (continued):

     (f) Details of outstanding warrants are as follows:

     =========================================================================================================
                                            United States dollar exercise
                                                                    price       Canadian dollar exercise price
                                          -------------------------------    ---------------------------------

                                                                 Weighted                             Weighted
                                                                  average                              average
                                              Number of    exercise price       Number of       exercise price
                                               warrants         per share        warrants            per share
     ---------------------------------------------------------------------------------------------------------

         Balance, December 31, 1999             299,575     $        6.58         140,000        $        4.64

         Exercised                              (30,769)             6.50         (40,000)                3.75

     ---------------------------------------------------------------------------------------------------------
         Balance, December 31, 2000             268,806              6.59         100,000                 5.00

         Exercised                             (253,420)             6.59        (100,000)                5.00

     ---------------------------------------------------------------------------------------------------------
         Balance, December 31, 2001              15,386              6.50             --                   --

         Expired                                (15,386)             6.50             --                   --

     ---------------------------------------------------------------------------------------------------------
         Balance, December 31, 2002                 --      $         --              --         $         --
     =========================================================================================================

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


12.  Commitments and contingencies:

     (a) Operating leases:

         The Company has entered into operating leases for its premises and certain office equipment. The minimum amounts payable for each of the next five years, excluding the Company's proportionate share of common operating costs, are approximately as follows:

         =======================================================================

         2003                                                      $   1,084,000
         2004                                                          1,023,000
         2005                                                          1,024,000
         2006                                                            511,000
         2007                                                             10,000

         -----------------------------------------------------------------------
                                                                   $   3,652,000
         =======================================================================


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

         No amounts have been specified in these claims. Consequently, it is not possible at this time to make an estimate of the amount of damages, if any, that may result and accordingly, no provision has been made in these financial statements with respect to the above claims. The Company believes these claims to be without merit and intends to vigorously defend its position.

     (c) The Company is party to litigation arising in the normal course of operations. The Company does not expect the resolution of such matters to have a materially adverse effect on the financial position or results of operations of the Company.

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


13. Research and development expenses:

     =====================================================================================
                                                       2002           2001            2000
     -------------------------------------------------------------------------------------

     Gross research and development expenses    $ 2,146,058    $ 2,023,956     $ 1,057,579
     Less research tax credits                     (856,210)      (800,000)       (144,900)

     -------------------------------------------------------------------------------------
                                                $ 1,289,848    $ 1,223,956     $   912,679
     =====================================================================================


14.  Closure costs:

     The Company closed the assembly facility in Phoenix, Arizona, and the support hub in Covington, Kentucky in an effort to consolidate operations. The costs incurred as a result of the closures related mainly to lease costs, severance payments and the write-down of inventories and leasehold improvements. As at December 31, 2002, a provision of approximately $288,000 relating to future obligations under leased premises is included in accounts payable and accrued liabilities in the consolidated balance sheets.


15.  Income taxes:

     The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

     ========================================================================================
                                                          2002           2001            2000
     ----------------------------------------------------------------------------------------

     (Loss) earnings before income taxes           $(8,268,193)   $18,905,691     $ 7,767,316
     ----------------------------------------------------------------------------------------

     Combined Canadian federal and Quebec
       provincial income taxes at 35% (2001 - 37%
       and 2000 - 38%)                             $(2,907,097)   $ 6,995,106     $ 2,951,580
     Foreign exchange (1)                             (178,235)     2,173,331             --
     Permanent differences and other                   144,369        431,563          20,659

     ----------------------------------------------------------------------------------------
     Income tax (recovery) provision               $(2,940,963)   $ 9,600,000     $ 2,972,239
     ========================================================================================

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


15.  Income taxes (continued):

     (1) For purposes of calculating the income tax provision of the Company, a tax liability is recognized on the foreign exchange gains which arise on the conversion into Canadian dollars of the net monetary assets denominated in U.S. dollars which is required for tax purposes. Because these financial statements are presented in U.S. dollars, this foreign exchange gain does not impact earnings before income taxes even though the income tax provision includes a tax liability for this gain. Future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar will change the amount of the foreign exchange gains and thus the provision for income taxes thereon.

     The (recovery of) provision for income taxes is composed of the following:

     ========================================================================================
                                                          2002           2001            2000
     ----------------------------------------------------------------------------------------

     Current income taxes                          $ (1,989,547)  $ 4,858,095     $       --
     Future income taxes                               (951,416)    4,741,905       2,972,239

     ----------------------------------------------------------------------------------------
                                                   $ (2,940,963)  $ 9,600,000     $ 2,972,239
     ========================================================================================


     The future income tax balances are summarized as follows:

     ========================================================================================
                                                                         2002            2001
     ----------------------------------------------------------------------------------------
     Future income tax assets (liabilities):
         Non-capital losses                                       $ 1,278,016     $       --
         Share issue costs                                            735,596       1,370,985
         Research and development tax credits                        (220,286)       (340,115)
         Property and equipment                                      (413,415)       (141,808)
         Foreign exchange gain                                     (1,287,455)     (1,748,022)

     ----------------------------------------------------------------------------------------
     Net future income tax asset (liability)                      $    92,456     $  (858,960)
     ========================================================================================

     Presented as:
         Current assets                                           $   243,470     $   284,253
         Long-term assets                                           1,549,856             --
         Long-term liabilities                                     (1,700,870)     (1,143,213)

     ----------------------------------------------------------------------------------------
                                                                  $    92,456     $  (858,960)
     ========================================================================================

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


15.  Income taxes (continued):

     Management believes that it is more likely than not that all future income tax assets will be realized and, accordingly, no valuation allowance is required.

     The Company has approximately $3,200,000 of losses carryforward available to reduce federal taxable income in the United States. These losses expire in 2022.


16.  Earnings per share:

     Supplementary measures of earnings do not have any standardized meaning prescribed by generally accepted accounting principles and are therefore unlikely to be comparable to similar measures presented by other companies. The purpose of presenting a supplementary measure of net earnings and earnings per share is to illustrate the tax impact of the foreign exchange gain which arises on the conversion of the short-term investments into Canadian dollars for purposes of determining taxable income under Canadian income tax regulations as described in note 15.

     ========================================================================================
                                                          2002           2001            2000
     ----------------------------------------------------------------------------------------

     Net (loss) earnings                           $(5,327,230)  $ 9,305,691      $ 4,795,077

     Add back effect of future income taxes
       on foreign exchange                            (178,235)    2,173,331               --

     ----------------------------------------------------------------------------------------
     Supplementary measure of net
       (loss) earnings                             $(5,505,465)  $11,479,022      $ 4,795,077
     ========================================================================================

     Supplementary measure of earnings (loss)
       per share:
              Basic                                $     (0.37)  $      0.78      $      0.37
              Diluted                                    (0.37)         0.74             0.33

     ========================================================================================

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


17.  Segmented information:

     (a) Segment:

         The Company operates in one segment, the development, marketing, installation, servicing and sale of automated transaction products designed for use in the retail sector. Substantially all of the Company's revenue is derived from sales to retailers located in the United States and is denominated in U.S. dollars.

         Revenues and cost of sales by products are as follows:

         ====================================================================================
         Revenues                                        2002           2001             2000
         ------------------------------------------------------------------------------------

         Systems, parts and other                 $ 60,152,000   $ 91,372,000    $ 57,602,000
         Hardware and software maintenance          15,566,000     10,049,000       3,368,000

         ------------------------------------------------------------------------------------
                                                  $ 75,718,000   $101,421,000    $ 60,970,000
         ====================================================================================


         ====================================================================================
         Cost of sales                                   2002           2001             2000
         ------------------------------------------------------------------------------------

         Systems, parts and other                 $ 36,487,000   $ 54,476,000    $ 42,508,000
         Hardware and software maintenance          13,774,000      8,683,000       3,050,000

         ------------------------------------------------------------------------------------
                                                  $ 50,261,000   $ 63,159,000    $ 45,558,000
         ====================================================================================

         Property and equipment and intangibles by geographic area are as follows:

         =======================================================================
                                                         2002           2001
         -----------------------------------------------------------------------

         Canada                                   $  5,811,631   $  4,436,119
         United States                               5,150,637      5,629,191

         -----------------------------------------------------------------------
                                                  $ 10,962,268   $ 10,065,310
         =======================================================================


Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


17.  Segmented information (continued):

     (b) Major customers:

         Sales to major customers (customers from which 10% or more of total revenue is derived during the specified period) are summarized as follows:

     ===========================================================================
                                             2002           2001            2000
     ---------------------------------------------------------------------------

     Customer 1                      $ 33,027,035   $ 65,134,835    $ 27,903,357
     Customer 2                               N/A     14,109,411       9,887,156
     Customer 3                               N/A            N/A       9,852,775

     ===========================================================================


18.  Financial instruments:

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

         =======================================================================

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

         =======================================================================

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


18.  Financial instruments (continued):

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

         The fair value of short-term investments as at December 31, 2002 amounted to approximately $76,713,851 (2001 - $94,635,000) which was calculated by reference to various market data.


19. Supplemental disclosure of cash flow information:

     ===========================================================================
                                             2002           2001            2000
     ---------------------------------------------------------------------------

     Cash paid during the year for:
         Interest                      $   59,579     $  105,368      $   34,747
         Income taxes                   3,260,759         63,621          26,660

     ===========================================================================

     Cash and cash equivalents
     consist of:
         Cash balances with banks      $9,615,348     $3,486,203      $3,248,024
         Short-term investments               --       6,130,227       1,758,958

     ---------------------------------------------------------------------------
                                       $9,615,348     $9,616,430      $5,006,982
     ===========================================================================

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


20.  Canadian/U.S. Reporting Differences:

     The consolidated financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles ("GAAP"), which conform, in all material respects, with those generally accepted in the United States except as described below:

     (a) Consolidated Statements of Operations:

         The reconciliation of net earnings reported in accordance with Canadian GAAP to U.S. GAAP is as follows:

         ===================================================================================
                                                         2002           2001            2000
         -----------------------------------------------------------------------------------

         Net (loss) earnings in accordance
           with Canadian GAAP:                   $ (5,327,230)  $  9,305,691    $  4,795,077
             Stock-based compensation costs (1)     9,778,143    (32,600,037)    (18,900,560)

         -----------------------------------------------------------------------------------
         Net earnings (loss) in accordance with
           U.S. GAAP                                4,450,913    (23,294,346)    (14,105,483)

         Other comprehensive income (loss):
           Foreign currency translation
             adjustments (note 20 (c))                     --             --      (2,136,533)

         -----------------------------------------------------------------------------------
         Comprehensive income (loss)             $  4,450,913   $(23,294,346)   $(16,242,016)
         ===================================================================================

         Earnings (loss) per share under
         U.S. GAAP:
            Basic                                $  0.30         $ (1.58)        $ (1.08)
            Diluted                                          0.29           (1.58)     (1.08)

         ===================================================================================

         The weighted average number of common shares outstanding for purposes of determining basic and diluted earnings (loss) per share are the same amounts disclosed for Canadian GAAP purposes.

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

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


20.  Canadian/U.S. Reporting Differences (continued):

     (a) Consolidated Statements of Operations (continued):

         (1)  Stock-based compensation (continued):

              Under Canadian GAAP, the Company uses the settlement method of accounting as explained in note 2 (m) and stock-based compensation expense is not recognized for variable options.

         If the fair value-based accounting method under SFAS No. 123 had been used to account for stock-based compensation costs relating to options and warrants issued to employees, the net earnings and related earnings per share figures under U.S. GAAP would be as follows for the years ended December 31:

         ========================================================================================
                                                           2002             2001             2000
         ----------------------------------------------------------------------------------------
         Reported net earnings (loss)              $  4,450,913    $ (23,294,346)  $ (14,105,483)
         Add: Stock-based employee
           compensation expense determined
           under the intrinsic value method
           included in reported net earnings,
           net of related taxes of nil               (9,778,143)      32,600,037      18,900,560
         Deduct: Total stock-based employee
           compensation expense determined
           under fair value based method for
           all awards, net of related taxes of nil  (41,975,353)     (31,683,852)    (16,261,124)

         ----------------------------------------------------------------------------------------
         Pro forma net loss                       $ (47,302,583)   $ (22,378,161)  $ (11,466,047)
         ========================================================================================

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


20.  Canadian/U.S. Reporting Differences (continued):

     (a) Consolidated Statements of Operations (continued):

         =====================================================================================
                                                        2002            2001             2000
         -------------------------------------------------------------------------------------
         Earnings (loss) per share:
            Basic:
              As reported                          $    0.30       $   (1.58)       $   (1.08)
              Pro forma                                (3.14)          (1.52)           (0.87)
            Diluted:
              As reported                               0.29           (1.58)           (1.08)
              Pro forma                                (3.14)          (1.52)           (0.87)

         =====================================================================================


         The fair value of each option grant was determined using the following method and assumptions.

         The weighted averaged fair value of each option granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

         =====================================================================================
                                                        2002            2001             2000
         -------------------------------------------------------------------------------------

         Risk-free interest rate                        3.32%           4.36%            5.18%
         Expected volatility                              81%             76%              95%
         Expected life in years                           10            8.6              9.9
         Expected dividend yield                         nil             nil              nil

         -------------------------------------------------------------------------------------

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


20.  Canadian/U.S. Reporting Differences (continued):

     (a) Consolidated Statements of Operations (continued):

         The following table summarizes the weighted average grant-date fair value per share for options granted:

         =====================================================================================================
                                                                                                      Weighted
                                                                                                       average
                                                                                                    grant-date
                                                                                Number of           fair value
                                                                                  options            per share
         -----------------------------------------------------------------------------------------------------

         2000:
             Exercise price per share equal to market price per share          1,398,000          $     22.78

         2001:
             Exercise price per share equal to market price per share          1,846,000                22.22

         2002:
             Exercise price per share equal to market price per share          1,765,000                11.49

         ====================================================================================================


      Management believes that the effects of applying SFAS No. 123 on a pro forma basis are not likely to be representative of the effects on reported pro forma net earnings for future years as the estimated compensation costs reflect only options granted to December 31, 2002 and do not consider awards which may occur in future years, the terms and conditions of which may vary.

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

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


20.  Canadian/U.S. Reporting Differences (continued):

     (b) Consolidated Balance Sheets:

         Differences between Canadian and U.S. GAAP in the presentation of share capital, additional paid-in capital and retained earnings are as follows:

         (i) Share capital:

             ===============================================================================
                                                                        2002            2001
             -------------------------------------------------------------------------------

             Share capital in accordance with Canadian GAAP     $122,102,244    $126,476,633
             Stock-based compensation costs on options
               exercised
                 Current year                                            --          237,750
                 Cumulative effect of prior years                 39,868,564      39,630,814
             Change in reporting currency (2)                      2,587,999       2,587,999

             -------------------------------------------------------------------------------
             Share capital in accordance with U.S. GAA$ 164,558,8$ 168,933,196
             ===============================================================================


        (ii) Additional paid-in capital:

             ===============================================================================
                                                                        2002            2001
             -------------------------------------------------------------------------------

             Additional paid-in capital in accordance with
               Canadian GAAP                                    $  5,282        $  5,282
             Stock-based compensation costs:
               Current year                                   (9,778,143)     32,600,037
               Cumulative effect of prior years               78,535,084      45,935,047
             Stock-based compensation costs on options
               exercised:
               Current year                                          --         (237,750)
               Cumulative effect of prior years              (39,868,564)    (39,630,814)
             Change in reporting currency (2)                    968,350         968,350

             -------------------------------------------------------------------------------
             Additional paid-in capital in accordance
               with U.S. GAAP                              $  29,862,009    $ 39,640,152
             ===============================================================================

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


20.  Canadian/U.S. Reporting Differences (continued):

     (b) Consolidated Balance Sheets (continued):

         (iii) Retained earnings (deficit):

               ===============================================================================
                                                                          2002            2001
               -------------------------------------------------------------------------------

               (Deficit) retained earnings in accordance
                 with Canadian GAAP                               $ (1,162,025)   $  8,475,146
               Stock-based compensation costs:
                 Current year                                        9,778,143     (32,600,037)
                 Cumulative effect of prior years                  (78,535,089)    (45,935,047)
               Share issue costs (1)                                  (833,919)       (833,919)
               Change in reporting currency (2)                     (1,188,668)     (1,188,668)

               -------------------------------------------------------------------------------
               Deficit in accordance with U.S. GAAP               $(71,941,558)   $(72,082,525)
               ===============================================================================


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

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


20.  Canadian/U.S. Reporting Differences (continued):

     (c) Accumulated Other Comprehensive Income (loss) (continued):

         Accumulated other comprehensive income (loss), which resulted solely from the translation of the financial statements up to June 30, 2000 in accordance with the current rate method, is:

         =====================================================================================
                                                        2002            2001             2000
         -------------------------------------------------------------------------------------

         Opening balance                           $ (3,018,233)   $ (3,018,233)   $  (881,700)
         Change during the year                             --              --      (2,136,533)

         -------------------------------------------------------------------------------------
                                                   $ (3,018,233)   $ (3,018,233)   $(3,018,233)
         =====================================================================================


     (d) Supplementary information:

         Under U.S. GAAP and SEC rules, separate disclosure is required for the following statement of operations item. There is no similar requirement under Canadian GAAP.

         =====================================================================================
                                                        2002            2001             2000
         -------------------------------------------------------------------------------------

         Advertising expense                       $   178,074     $   124,916     $    49,625
         =====================================================================================


     (e) Recent accounting pronouncements:

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

         In April 2002, FASB issued SFAS No 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 145 and 146 will be effective for the Company's fiscal year beginning January 1, 2003. The Company does not expect SFAS No. 145 and 146 to have a material impact on its financial statements.

Optimal Robotics Corp.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2002 (expressed in U.S. dollars)

================================================================================


21.  Comparative figures:

     Certain of the comparative figures have been reclassified in order to conform with the current year's presentation.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of our directors and executive officers at December 31, 2002, are as follows:

  Name                              Age  Position
  ----                              ---  --------
Neil S. Wechsler................    36   Co-Chairman, Chief Executive Officer and Director
Holden L. Ostrin................    43   Co-Chairman and Director
Henry M. Karp...................    48   President, Chief Operating Officer and Director
Gary S. Wechsler, C.A. .........    44   Treasurer and Chief Financial Officer
Ike Tamigian....................    43   Senior Vice-President and Chief Technology Officer
Elliot Brenhouse................    49   Senior Vice-President and General Manager
Leon P. Garfinkle...............    42   Senior Vice-President, General Counsel, Secretary
                                         and Director
O. Bradley McKenna, C.A.........    52   Vice President, Administration and Human Resources
Charles Morris..................    45   Vice-President, Software Development
Frank Alcaraz...................    54   Vice-President, Operations
Catherine Rotiroti..............    44   Vice-President, Project Management
Martin J. Reiss.................    48   Vice-President, Sales and Special Accounts
James S. Gertler (1)............    36   Director
Thomas D. Murphy................    49   Director
Sydney Sweibel (1)..............    52   Director
Jonathan J. Ginns (1)...........    38   Director

-------------
(1)  Member of Audit Committee

     The number of directors of our company is currently set at eight, divided into three classes, one class consisting of two directors and two classes consisting of three directors each. Messrs. N. Wechsler and Murphy, as members of a single class of directors, have been elected to hold office until the close of our 2003 annual meeting of shareholders; Messrs. Karp, Garfinkle and Ginns, as members of a single class of directors, have been elected to hold office until the close of our 2004 annual meeting of shareholders; and Messrs. Ostrin, Gertler and Sweibel, as members of a single class of directors, have been elected to hold office until the close of our 2005 annual meeting of shareholders.

     Pursuant to their employment agreements, each of Messrs. N. Wechsler, Karp and Ostrin must be nominated by our company for election as a director. See Item 11--"Executive Compensation."

     Executive officers of our company are appointed annually by our Board of Directors and serve until their successors are duly appointed and qualified.

     There are no family relationships between any of our directors or executive officers, except for Neil S. Wechsler and Gary S. Wechsler who are brothers.

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

     Elliot Brenhouse has been Senior Vice-President and General Manager of our company since June 2000. From June 1998 to June 2000, Mr. Brenhouse was our Vice-President, Product Management. Prior to June 1998, Mr. Brenhouse held various managerial positions with the aerospace division of AlliedSignal Canada Inc. for more than five years. Mr. Brenhouse earned a Bachelor of Electrical Engineering degree from McGill University in 1976.

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

     Martin J. Reiss has been Vice-President, Sales of our company since July 2000 and was named Vice-President, Sales and Special Accounts in 2002. Prior to July 2000, Mr. Reiss was a Sales Director of PSC, Inc. Mr. Reiss earned a Bachelor of Science degree in Economics from University of Georgia in 1977.

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

Audit Committee

     The Audit Committee of our Board of Directors performs services related to the completion of the audit of our consolidated financial statements. The Audit Committee has responsibility for, among other things, (i) reviewing the scope and results of the audit with the independent auditors, (ii) reviewing with management and the independent auditors our consolidated financial statements,
(iii) considering the adequacy of our internal accounting, bookkeeping and control procedures, and (iv) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effects of such performance on the auditors' independence. The Audit Committee also reviews with management and the independent auditors, the company's unaudited quarterly consolidated financial statements, prior to their inclusion in the company's quarterly reports on Form 10-Q, which are filed with the Commission. The members of our Audit Committee are Mr. Gertler, Chairman, and Messrs. Ginns and Sweibel.

Reporting Status

     As of December 31, 2002, we were not a foreign private issuer under the rules and regulations of the Commission. However, we anticipate that we will regain our status as a foreign private issuer on March 31, 2003. Thereafter, as in the past, we intend to voluntarily file Form 10-K for our annual report and Form 10-Q for our interim reports.

Item 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

     The compensation paid to our Chief Executive Officer and our four other most highly compensated executive officers (collectively, the "Named Executive Officers"), for each of the three most recently completed fiscal years is set forth in the following table.

-----------------------------------------------------------------------------------------------------------
                                                                                       Long Term
                                                 Annual Compensation ($)             Compensation
                                            ---------------------------------------------------------------
                                                                               Common Shares Underlying
            Name and Position        Year    Salary (1)(2)   Bonus    Other             Options
-----------------------------------------------------------------------------------------------------------
Neil S. Wechsler                     2002       793,577       Nil       -- (3)            325,000
                                   ------------------------------------------------------------------------
   Co-Chairman and                   2001       625,788       Nil      Nil                345,000 (4)
                                   ------------------------------------------------------------------------
   Chief Executive Officer           2000       326,050       Nil      Nil                250,000
-----------------------------------------------------------------------------------------------------------
Holden L. Ostrin                     2002       793,577       Nil       -- (3)            325,000
                                   ------------------------------------------------------------------------
   Co-Chairman                       2001       625,788       Nil      Nil                359,000 (5)
                                   ------------------------------------------------------------------------
                                     2000       326,050       Nil      Nil                250,000
-----------------------------------------------------------------------------------------------------------
Henry M. Karp                        2002       793,577       Nil       -- (3)            325,000
                                   ------------------------------------------------------------------------
   President and                     2001       625,788       Nil      Nil                355,000 (6)
                                   ------------------------------------------------------------------------
   Chief Operating Officer           2000       326,050       Nil      Nil                250,000
-----------------------------------------------------------------------------------------------------------
Gary S. Wechsler                     2002       352,578       Nil       -- (3)            180,000
                                   ------------------------------------------------------------------------
    Treasurer and                    2001       226,040       Nil      Nil                170,000 (7)
                                   ------------------------------------------------------------------------
    Chief Financial Officer          2000       151,339       Nil      Nil                120,000 (8)
-----------------------------------------------------------------------------------------------------------
Leon P. Garfinkle                    2002       172,934       Nil      -- (3)              50,000
                                   ------------------------------------------------------------------------
    Senior Vice-President,           2001       144,343       Nil      Nil                 50,000 (9)
                                   ------------------------------------------------------------------------
    General Counsel and Secretary    2000        50,809 (10)  Nil      Nil                 35,000
-----------------------------------------------------------------------------------------------------------

(1) We pay salary in Canadian dollars. The respective average exchange rates for 2000, 2001 and 2002 used to convert these salaries into dollars were:
     US$1.00=Cdn$1.4852 (2000), US$1.00=Cdn$1.5484 (2001) and US$1.00=Cdn$1.5703
     (2002).

(2) Salary includes a portion paid bi-weekly in accordance with the general payroll practice of the company and a portion (referred to below in this Item 11 under "Executive Employment Agreements" as the "Forced Savings Amount"), paid in a single installment. In the employment agreements between the company and each of the Named Executive Officers, respectively, this Forced Savings Amount is called a "Recognition Bonus". In the company's annual reports on Form 10-K filed with the Commission for each of the 2000 and 2001 fiscal years, this Forced Savings Amount was listed as "Bonus" under "Annual Compensation" in the Summary Compensation Table. Given that the company's obligation to pay this Forced Savings Amount, and the amount thereof, are fixed by contract, the company has determined that this Forced Savings Amount is more accurately qualified as "Salary" than "Bonus". Accordingly, for the purposes of this Summary Compensation Table in this Form 10-K, the amounts respectively listed as "Salary" and "Bonus" in the company's annual reports on Form 10-K filed with the Commission for each of the 2000 and 2001 fiscal years have been combined under the heading "Salary".

(3) The dollar value of all perquisites and other personal benefits did not exceed the lesser of $50,000 and 10% of the Named Executive Officer's salary for the year.

(4) Includes 80,000 common shares issued pursuant to the automatic replacement ("reload") feature of an option granted in 1997, which option expired in 2002.

(5) Includes 94,000 common shares issued pursuant to the automatic replacement ("reload") feature of an option granted in 1997, which option expired in 2002.

(6) Includes 90,000 common shares issued pursuant to the automatic replacement ("reload") feature of an option granted in 1997, which option expired in 2002.

(7) Includes 20,000 common shares issued pursuant to the automatic replacement ("reload") feature of an option granted in 1997, which option expired in 2002.

(8) Includes 20,000 common shares issued pursuant to the automatic replacement ("reload") feature of an option granted in 1997, which option expired in 2002.

(9) Includes 5,000 common shares issued pursuant to the automatic replacement ("reload") feature of an option granted in 1997, which option expired in 2002.

(10) Mr. Garfinkle has occupied office since July 18, 2000. The amount of salary paid to Mr. Garfinkle in 2000 is in respect of the period from July 18, 2000 to December 31, 2000.

     Option Grants in 2002

     The following table provides information regarding options granted to the Named Executive Officers during 2002. These grants are also reflected in the Summary Compensation Table.


--------------------------------------------------------------------------------------------------------------
                                                                                        Potential Realizable
                                                                                         Value at Assumed
                                                                                        Annual Rates of Stock
                                                                                        Price Appreciation for
                                            Individual Grants                             Option Term ($) (1)
                      ----------------------------------------------------------------------------------------
                         Common
                          Shares      Percent of Total
                        Underlying    Options Granted    Exercise
                         Options      to Employees in      Price       Expiration
Name                   Granted (#)       2002               ($)            Date           5%           10%
-------------------------------------------------------------------------------------------------------------
Neil S. Wechsler         325,000         18.47             13.86         03/02/12     2,832,856     7,179,013
-------------------------------------------------------------------------------------------------------------
Holden L. Ostrin         325,000         18.47             13.86         03/02/12     2,832,856     7,179,013
-------------------------------------------------------------------------------------------------------------
Henry M. Karp            325,000         18.47             13.86         03/02/12     2,832,856     7,179,013
-------------------------------------------------------------------------------------------------------------
Gary S. Wechsler         180,000         10.23             13.86         03/02/12     1,568,966     3,976,069
-------------------------------------------------------------------------------------------------------------
Leon P. Garfinkle         50,000         2.84              13.86         03/02/12       435,824     1,104,464
-------------------------------------------------------------------------------------------------------------

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

     Aggregated Option Exercises in 2002 and Year-end Option Values

     The following table provides information regarding option exercises by the Named Executive Officers in 2002 and the amount and value of the Named Executive Officers' exercisable and unexercisable options as of December 31, 2002.


----------------------------------------------------------------------------------------------------------

                                                Number of Common Shares         Value of Unexercised
                    Option Exercises        Underlying Unexercised Options      In-the-Money Options ($)
                  ----------------------------------------------------------------------------------------
                  Common
                   Shares
                  Acquired
                     on         Value
 Name             Exercise   Realized ($)  Exercisable      Unexercisable    Exercisable     Unexercisable
 ---------------------------------------------------------------------------------------------------------
 Neil S. Wechsler    Nil       Nil           797,500           132,500           Nil             Nil
 ---------------------------------------------------------------------------------------------------------
 Holden L. Ostrin    Nil       Nil           797,500           132,500           Nil             Nil
 ---------------------------------------------------------------------------------------------------------
 Henry M. Karp       Nil       Nil           797,500           132,500           Nil             Nil
 ---------------------------------------------------------------------------------------------------------
 Gary S. Wechsler    Nil       Nil           365,000            75,000           Nil             Nil
 ---------------------------------------------------------------------------------------------------------
 Leon P. Garfinkle   Nil       Nil            90,000            22,500           Nil             Nil
 ---------------------------------------------------------------------------------------------------------

     Executive Employment Agreements

     We have entered into employment agreements with each of the Named Executive Officers.

     Neil S. Wechsler, Holden L. Ostrin and Henry M. Karp

     The agreements with Neil S. Wechsler, Holden L. Ostrin and Henry M. Karp, the terms of which are identical, were entered into as of May 5, 1997. They were designed to assure us of the continued employment of each officer in his respective executive positions with our company.

     Under the terms of these agreements, each of which has been amended, each officer receives a minimum annual salary, payable as to 80% thereof bi-weekly in accordance with the general payroll practice of the company, and as to 20% thereof (the "Forced Savings Amount"), in a single installment, to provide the Named Executive Officer with a mechanism to save such amount. Additional bonuses may also be paid in whatever amounts and at whatever times as determined by our Board of Directors.

     Each of these agreements provided for an option grant, which option has been exercised in full by each of the Named Executive Officers.

     The agreements provide that we will pay or reimburse the officer for the premiums for a life and disability term insurance policy with a minimum coverage of $5,000,000, in addition to any other coverage previously paid for or provided for by the company. The agreements also provide for the forgiveness of indebtedness of the officer if he leaves the employment of our company for any reason.

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

     If the officer's services are terminated other than for cause or death or disability, or in the event that the officer terminates his employment with our company for good reason (as defined in the agreements) within six months of a change of control (as defined in the agreements), (i) we will pay to the officer an amount equal to five times the sum of (a) the highest salary paid to him during the term and (b) the highest aggregate bonuses paid to him during any year during the term, (ii) the exercise price of all options, warrants and rights held by the officer to purchase common shares shall be reduced to Cdn.$1.00 in the aggregate and all of such options shall become immediately exercisable and will expire within 90 days of the termination of the covered officer's employment with our company, (iii) the term insurance, for which we have been reimbursing premiums, will be converted to a whole life insurance policy and we will pay the entire cost of the premium for that whole life insurance policy, and (iv) we will acquire medical insurance coverage for the officer and his family for a period of five years, equivalent to the coverage already enjoyed by the officer as a senior officer of our company.

     The agreements each contain a covenant on the part of the officer not to compete with our company for a period of 24 months following the date upon which he ceases to be an employee of our company.

     Gary S. Wechsler

     The agreement with Gary S. Wechsler was entered into as of April 21, 1999. The agreement was designed to assure us of the continued employment of Mr. Wechsler in his current executive positions with our company.

     Under the terms of his agreement, which has been amended, Mr. Wechsler receives a minimum annual salary, payable as to 80% thereof bi-weekly in accordance with the general payroll practice of the company, and as to 20% thereof (the "Forced Savings Amount"), in a single installment, to provide Mr. Wechsler with a mechanism to save such amount. The agreement also provides that we will pay or reimburse Mr. Wechsler for the premiums for a life and disability term insurance policy with a minimum coverage of $3,000,000.

     In the event of a change in control (as defined in his agreement), of our company, we will pay to Mr. Wechsler an amount equal to his then current minimum annual salary multiplied by the number of years that he has served as our Chief Financial Officer.

     If Mr. Wechsler's services are terminated other than for cause or death or disability, or in the event that he terminates his employment with our company for good reason (as defined in his agreement) within six months of a change of control (as defined in his agreement), (i) we will pay to Mr. Wechsler an amount equal to five times his then current minimum annual salary; and (ii) the term insurance, for which we have been reimbursing premiums, will be converted to a whole life insurance policy and we will pay the entire cost of the premium for that whole life insurance policy.

     The agreement also contains a covenant on the part of Mr. Wechsler not to compete with our company for a period of 24 months following the date upon which he ceases to be an employee of our company.

     Leon P. Garfinkle

     The agreement with Leon P. Garfinkle was entered into as of July 18, 2000. Under the terms of his agreement, Mr. Garfinkle receives a minimum annual salary, payable as to approximately 87% thereof bi-weekly in accordance with the general payroll practice of the company, and as to approximately 13% thereof (the "Forced Savings Amount"), in a single installment, to provide Mr. Garfinkle with a mechanism to save such amount.

     If Mr. Garfinkle's services are terminated other than for cause or death or disability, or in the event that he terminates his employment with our company for good reason (as defined in his agreement) within six months of a change of control (as defined in his agreement), we will pay to Mr. Garfinkle an amount equal to three times his then current minimum annual salary.

     The agreement also contains a covenant on the part of Mr. Garfinkle not to compete with our company for a period of 24 months following the date upon which he ceases to be an employee of our company.

Compensation of Directors

     The fiscal 2002 compensation package for each of our four non-executive directors consisted of $10,000 and an option to purchase 45,000 common shares at an exercise price of $13.86 per share. These options were 100% exercisable when issued and expire after ten years.

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

     Upon its establishment, 3,000,000 common shares were authorized for issuance pursuant to options granted under the 1997 Plan. In each of 2000 and 2001, shareholders approved an additional 3,000,000 shares for issuance under the 1997 Plan. As at March 26, 2003, 2,543,725 common shares had been issued under the 1997 Plan and an additional 4,759,025 common shares were reserved for issuance pursuant to the exercise of options outstanding under the 1997 Plan, leaving 1,697,250 common shares available for issuance pursuant to future option grants under the 1997 Plan.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 25, 2003, certain information regarding the beneficial ownership of our common shares by (i) each person known to us to be a beneficial owner of more than 5% of the common shares of our company, (ii) each director and Named Executive Officer of our company and (iii) all directors and officers of our company as a group.

                                                     Number and Nature
                                                           of
                                                       Beneficial
Name of Beneficial Owner                                Ownership        Percent(1)
------------------------                                ---------        ----------
Reich & Tang Asset Management, LLC.................     2,374,000 (2)        15.89%
Cramer Rosenthal McGlynn, LLC......................     2,142,300 (3)        14.34%
FMR Corp...........................................     1,493,600 (4)         9.99%
Heartland Advisors, Inc............................       823,400 (5)         5.51%
Harris Associates L.P..............................       813,500 (6)         5.45%
Neil S. Wechsler...................................       800,250 (7)         5.09%
Henry M. Karp......................................       797,500 (8)         5.07%
Holden L. Ostrin...................................       797,500 (9)         5.07%
Leon P. Garfinkle..................................       93,000 (10)             *
James S. Gertler...................................       92,800 (11)             *
Thomas D. Murphy...................................       75,000 (12)             *
Sydney Sweibel.....................................       62,500 (13)             *
Jonathan J. Ginns..................................       62,500 (14)             *
All directors and officers as a group (16 persons).    3,668,000 (15)        19.75%



  *  does not exceed one percent (1%)

(1) Assumes no issuance of common shares reserved for issuance under outstanding options and warrants, except for those held by the director or officer.

(2) The address of this beneficial owner is 600 Fifth Avenue, New York, NY 10020. According to the Schedule 13G, dated February 6, 2003, filed with the Commission by this beneficial owner, which is an investment advisor, it is the beneficial owner of 2,374,000 common shares with shared voting power and shared dispositive power over all 2,374,000 shares. The information in this table is based exclusively on the most recent Schedule 13G filed by this beneficial owner with the Commission. We make no representation as to the accuracy or completeness of the information reported.

(3) The address of this beneficial owner is 520 Madison Avenue, New York, NY 10022. According to the Schedule 13G, dated January 10, 2003, filed with the Commission by this beneficial owner, which is an investment advisor, it is the beneficial owner of 2,142,300 common shares with sole voting power and sole dispositive power over 1,988,500 shares and shared voting power and shared dispositive power over 153,800 shares. The information in this table is based exclusively on the most recent Schedule 13G filed by this beneficial owner with the Commission. We make no representation as to the accuracy or completeness of the information reported.

(4) The address of this beneficial owner is 82 Devonshire Street, Boston, MA 02109. According to the Schedule 13G, dated February 14, 2003, filed with the Commission by FMR Corp., Edward C. Johnson 3d, and Abigail P. Johnson, FMR Corp., a parent holding company, certain of its subsidiaries and affiliates, and members of the family of Edward C. Johnson 3d, who may be
     deemed a controlling group with respect to FMR Corp., each have sole dispositive power over all 1,493,600 shares and voting power over none of such shares. The information in this table is based exclusively on the most recent Schedule 13G filed by FMR, Edward C. Johnson 3d and Abigail P. Johnson with the Commission. We make no representation as to the accuracy or completeness of the information reported.

(5) The address of this beneficial owner is 789 North Water Street, Milwaukee, WI 53202. According to the Schedule 13G, dated February 13, 2003, filed with the Commission by Heartland Advisors, Inc., an investment advisor, and William Nasgovitz, Heartland Advisor Inc.'s president and principal shareholder (collectively "Heartland"), at December 31, 2002, Heartland was the beneficial owner of 823,400 common shares with sole dispositive power over all 823,400 shares, sole voting power over 102,200 shares and shared voting power over none of such shares. The information in this table is based exclusively on the most recent Schedule 13G filed by Heartland with the Commission. We make no representation as to the accuracy or completeness of the information reported.

(6) The address of this beneficial owner is Two North LaSalle Street, Suite 500, Chicago, IL 60602-3790. According to the Schedule 13G, dated February 6, 2003, filed with the Commission by Harris Associates L.P., an investment advisor and Delaware limited partnership, and Harris Associates Inc. a Delaware corporation and the general partner of Harris Associates L.P. (collectively, "Harris"), at December 31, 2002, Harris was the beneficial owner of 813,500 common shares with shared voting power over all 813,500 shares, sole dispositive power over 50,000 shares and shared dispositive power over 763,500 shares. 763,500 shares over which Harris has shared voting power and shared dispositive power are held by the Harris Associates Investment Trust. The information in this table is based exclusively on the most recent Schedule 13G filed by Harris with the Commission. We make no representation as to the accuracy or completeness of the information reported.

(7) Excludes unvested options to purchase 132,500 common shares. Mr. Wechsler holds vested options to purchase 797,500 common shares.

(8) Excludes unvested options to purchase 132,500 common shares. Mr. Karp holds vested options to purchase 797,500 common shares

(9) Excludes unvested options to purchase 132,500 common shares. Mr. Ostrin holds vested options to purchase 797,500 common shares.

(10) Excludes unvested options to purchase 22,500 common shares. Mr. Garfinkle holds vested options to purchase 90,000 common shares.

(11) Excludes unvested options to purchase 17,500 common shares. Mr. Gertler holds vested options to purchase 92,500 common shares.

(12) Excludes unvested options to purchase 17,500 common shares. Mr. Murphy holds vested options to purchase 75,000 common shares.

(13) Excludes unvested options to purchase 17,500 common shares. Mr. Sweibel holds vested options to purchase 62,500 common shares.

(14) Excludes unvested options to purchase 17,500 common shares. Mr. Ginns holds vested options to purchase 62,500 common shares.

(15) Includes vested options to purchase an aggregate of 3,637,250 common shares. Excludes unvested options to purchase 875,000 common shares.

Equity Compensation Plan Information

The following table sets forth the number of common shares to be issued upon exercise of outstanding options, rights and warrants issued pursuant to our equity compensation plans, the weighted average exercise price of such options, rights and warrants and the number of common shares remaining available for future issuance under our equity compensation plans, all as at December 31, 2002.

-------------------------------- ------------------- ---------------------- ----------------------------------
                                 Number of securities  Weighted-average        Number of securities remaining
                                  to be issued upon     exercise price of       available for future issuance
                                      exercise of      outstanding options,    under equity compensation plans
                                 outstanding options,  warrants and rights   (excluding securities reflected in
                                 warrants and rights        ($/Share)                    column(a)) (1)
Plan Category                           (a)                   (b)                             (c)
-------------------------------- ------------------- ---------------------- ----------------------------------
Equity compensation plans             4,794,525               22.91                        1,661,750
approved by security holders (1)
-------------------------------- ------------------- ---------------------- ----------------------------------
Equity compensation plans not
approved by security holders (2)          5,000 (2)            6.40                           Nil
-------------------------------- ------------------- ---------------------- ----------------------------------
             Total                    4,799,525               22.88                        1,661,750
-------------------------------- ------------------- ---------------------- ----------------------------------

      (1) The 1997 Plan (referred to under "Executive Compensation - Options to Purchase Securities," below), is our only equity compensation plan that has been approved by shareholders.

      (2) Our only equity compensation plans that have not been approved by shareholders, are two identical individual compensation arrangements, for two consultants to Optimal Robotics Inc., our wholly owned subsidiary. Each of these individual compensation arrangements consists of an option to acquire 2,500 common shares at an exercise price of $6.40 per share. The options may be exercised as to 50% of the underlying shares after July 30, 2003 and as to the remaining 50% of the underlying shares after April 30, 2004. Each of the options expires on the earlier of (i) the termination of the optionee's engagement as a consultant, and (ii) the tenth anniversary of the date of its grant. The options are non-assignable, except in the case of the death of the optionee.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Directors and Employees

     The aggregate indebtedness to our company of all employees, officers and directors and former employees, officers and directors is $114,485, which relates to an unsecured home-loan agreement with Holden L. Ostrin, the Co-Chairman of our company. This loan is non-interest bearing and is repayable in annual installments of $11,448 through and including July 1, 2012.

Transactions with Management

     The employment agreements that we have with Neil S. Wechsler, Holden L. Ostrin and Henry M. Karp provide that we will pay or reimburse the officer for the premiums for a life and disability term insurance policy with a minimum coverage of $5,000,000. The agreements also provide for the forgiveness of indebtedness of such officer if he leaves the employment of our company for any reason. The employment agreement that we have with Gary S. Wechsler provides that we will pay or reimburse him for the premiums for a life and disability term insurance policy with a minimum coverage of $3,000,000. See Item 11--"Executive Compensation - Executive Employment Agreements."

Item 14.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of March 26, 2003 (the "Evaluation Date"), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls, subsequent to the Evaluation Date.

Item 15.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 Exhibit
  Number                                 Exhibit
  ------                ----------------------------------------------

  3.1 Certificate and Articles of Continuance (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form F-1, file 333-4950, filed with the Commission on October 24, 1996)

  3.2 By-laws (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K, File No. 0-28572, filed with the Commission on March 8, 1999)

  3.3 Certificate and Articles of Amendment (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 1, 2001)

  4 Specimen certificate of the common shares (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form 8, File No. 0-28572, filed with the Commission on July 17, 1996)

  10.1 Employment Agreement with Neil S. Wechsler (incorporated by reference to Exhibit I to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998)

  10.2 Amendment to Employment Agreement with Neil S. Wechsler (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 8, 1999)

  10.3 Amendment to Employment Agreement with Neil S. Wechsler (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002)

  10.4   Employment Agreement with Henry M. Karp (incorporated by reference to
         Exhibit II to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998)

  10.5 Amendment to Employment Agreement with Henry M. Karp (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 8, 1999)

  10.6 Amendment to Employment Agreement with Henry M. Karp (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002)

  10.7 Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit III to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998)

  10.8 Amendment to Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 8, 1999)

  10.9 Amendment to Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002)

  10.10  Employment Agreement with Gary S.Wechsler

  10.11  Amendment to Employment Agreement with Gary S. Wechsler

  10.12  Amendment to Employment Agreement with Gary S. Wechsler

  10.13  Employment Agreement with Leon P. Garfinkle

  21     List of Subsidiaries

  23.1   Consent of KPMG LLP

  23.2   Consent of PricewaterhouseCoopers LLP

  24.1 Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  24.2 Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed for the year ended December 31, 2002:

     1. Form 8-K filed with the Commission on February 28, 2002 (Item 7 - Exhibits); and

     2. Form 8-K filed with the Commission on June 6, 2002 (Item 5 - Other Events).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 27, 2003                     Optimal Robotics Corp.


                                   By: /s/   NEIL S. WECHSLER
                                       ----------------------
                                       Neil S. Wechsler, Co-Chairman
                                       and Chief Executive Officer
                                       (Principal Executive Officer)


                                   By: /s/   GARY S. WECHSLER
                                       ----------------------
                                       Gary S. Wechsler, Chief Financial Officer
                                       (Principal Accounting Officer)


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 27, 2003                    By:  /s/   NEIL S. WESCHSLER
                                       -----------------------
                                              Neil S. Wechsler, Director


March 27, 2003                    By:  /s/   HOLDEN L.OSTRIN
                                       ---------------------
                                              Holden L. Ostrin, Director


March 27, 2003                    By:  /s/   HENRY M. KARP
                                       -------------------
                                              Henry M. Karp, Director


March 27, 2003                    By:  /s/   JAMES S. GERTLER
                                       ----------------------
                                              James S. Gertler, Director


March 27, 2003                    By:  /s/   LEON P. GARFINKLE
                                       -----------------------
                                              Leon P. Garfinkle, Director


March 27, 2003                    By:  /s/   THOMAS D. MURPHY
                                       ----------------------
                                              Thomas D. Murphy, Director


March 27, 2003                    By:  /s/   SYDNEY SWEIBEL
                                       --------------------
                                              Sydney Sweibel, Director


March 27, 2003                    By:  /s/   JONATHAN J. GINNS
                                       ----------------------
                                              Jonathan J. Ginns, Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Neil S. Wechsler, certify that:

1. I have reviewed this annual report on Form 10-K of Optimal Robotics Corp. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      i) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      ii) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      iii) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 27, 2003

                                  By:  /s/ Neil S. Wedchsler
                                       ---------------------
                                       Neil S. Wechsler
                                       Co-Chairman and
                                       Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Gary S. Wechsler, certify that:

1. I have reviewed this annual report on Form 10-K of Optimal Robotics Corp. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      i) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      ii) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      iii) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 27, 2003
                                  By: /s/ Gary S. Wechsler
                                      --------------------
                                            Gary S. Wechsler
                                        Treasurer and
                                  Chief Financial Officer