Form 10-Q
period 2003-03-31
OPTIMAL ROBOTICS CORP
filed 2003-05-05
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |X| No |_|

At April 28, 2003, the registrant had 14,936,235 Class "A" shares (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTIMAL ROBOTICS CORP.
Consolidated Balance Sheets
(Unaudited)

March 31, 2003 and December 31, 2002
(expressed in US dollars)

==============================================================================================================
                                                                                March 31,         December 31,
                                                                                     2003                 2002
--------------------------------------------------------------------------------------------------------------
                                                                                                     (Audited)
Assets

Current assets:
     Cash                                                                  $    3,597,893       $    9,615,348
     Short-term investments                                                    76,623,873           76,146,586
     Accounts receivable, net of allowance for
       doubtful accounts  of $96,494 ($316,494 at
       December 31, 2002)                                                      15,200,131            5,812,656
     Income taxes receivable                                                    2,060,707            1,481,977
     Tax credits receivable                                                       918,408              728,408
     Inventories (note 3)                                                      23,067,337           22,656,666
     Future income taxes                                                          103,912              243,470
     Prepaid expenses and deposits                                                973,950              493,499
     ---------------------------------------------------------------------------------------------------------
                                                                              122,546,211          117,178,610

Future income taxes                                                             1,970,192            1,549,856

Property and equipment                                                          6,554,236            6,562,344

Goodwill and other intangibles (note 4)                                         4,449,944            4,399,924

--------------------------------------------------------------------------------------------------------------
                                                                           $  135,520,583       $  129,690,734
==============================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                              $    7,924,935       $    7,134,379
     Deferred revenue                                                           7,670,878            1,394,455
     ---------------------------------------------------------------------------------------------------------
                                                                               15,595,813            8,528,834

Future income taxes                                                               444,648            1,700,870

Shareholders' equity:
     Share capital (note 5)                                                   122,102,244          122,102,244
     Additional paid-in capital                                                     5,282                5,282
     Deficit                                                                   (1,142,933)          (1,162,025)
     Cumulative translation adjustment                                         (1,484,471)          (1,484,471)
     ---------------------------------------------------------------------------------------------------------
                                                                              119,480,122          119,461,030
Contingencies (note 6)

--------------------------------------------------------------------------------------------------------------
                                                                           $  135,520,583       $  129,690,734
==============================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Operations
(Unaudited)

Three-month periods ended March 31, 2003 and 2002
(expressed in US dollars)

==============================================================================================================
                                                                                     2003                 2002
--------------------------------------------------------------------------------------------------------------
Revenues                                                                   $   16,300,225       $   20,374,389

Cost of sales                                                                  10,684,082           12,918,677

--------------------------------------------------------------------------------------------------------------
Gross margin                                                                    5,616,143            7,455,712

Expenses (income):
     Selling, general and administrative                                        6,143,544            6,519,073
     Research and development (note 7)                                            229,284              400,734
     Amortization                                                                 632,234              614,947
     Restructuring (note 8)                                                       247,500                   --
     Operating lease                                                              416,155              395,192
     Investment income                                                           (268,422)            (705,006)
     Foreign exchange                                                             153,756                9,106
     ---------------------------------------------------------------------------------------------------------
                                                                                7,554,051            7,234,046

--------------------------------------------------------------------------------------------------------------
(Loss) earnings before income taxes                                            (1,937,908)             221,666

(Recovery of) provision for income taxes (note 9)                              (1,957,000)             115,450

--------------------------------------------------------------------------------------------------------------
Net earnings                                                               $       19,092       $      106,216
==============================================================================================================

Weighted average number of shares:
     Basic                                                                     14,936,235           15,384,010
     Plus impact of stock options and warrants                                         --               21,323

--------------------------------------------------------------------------------------------------------------
     Diluted                                                                   14,936,235           15,405,333
==============================================================================================================

Earnings per share (note 10):
     Basic                                                                 $         0.00       $         0.01
     Diluted                                                                         0.00                 0.01

==============================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Deficit
(Unaudited)

Three-month periods ended March 31, 2003 and 2002
(expressed in US dollars)

==============================================================================================================
                                                                                     2003                 2002
--------------------------------------------------------------------------------------------------------------
(Deficit) retained earnings, beginning of period                            $  (1,162,025)       $   8,475,146

Net earnings                                                                       19,092              106,216

Excess of purchase price over book value of shares (note 5)                            --           (3,185,471)

--------------------------------------------------------------------------------------------------------------
(Deficit) retained earnings, end of period                                  $  (1,142,933)       $   5,395,891
==============================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Cash Flows
(Unaudited)

Three-month periods ended March 31, 2003 and 2002
(expressed in US dollars)

==============================================================================================================
                                                                                     2003                 2002
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings                                                           $      19,092        $     106,216
     Adjustments for:
         Amortization                                                             632,234              614,947
         Future income taxes                                                   (1,537,000)             (88,550)
     Changes in operating assets and liabilities:
         Accounts receivable                                                   (9,387,475)         (15,973,518)
         Income taxes                                                            (578,730)          (2,969,031)
         Tax credits receivable                                                  (190,000)            (100,000)
         Inventories                                                             (410,671)          (1,395,948)
         Prepaid expenses and deposits                                           (480,451)             291,173
         Accounts payable and accrued liabilities                                 790,556            2,617,925
         Deferred revenue                                                       6,276,423            5,166,916
     ---------------------------------------------------------------------------------------------------------
                                                                               (4,866,022)         (11,729,870)

Cash flows from financing activities:
     Repurchase of common shares                                                       --           (6,216,724)

Cash flows from investing activities:
     Additions to property and equipment and patent costs                        (674,146)            (923,663)
     (Increase) decrease in short-term investments                               (477,287)          11,073,044
     ---------------------------------------------------------------------------------------------------------
                                                                               (1,151,433)          10,149,381

--------------------------------------------------------------------------------------------------------------
Net decrease in cash during the period                                         (6,017,455)          (7,797,213)

Cash, beginning of period                                                       9,615,348            9,616,430

--------------------------------------------------------------------------------------------------------------
Cash, end of period                                                         $   3,597,893        $   1,819,217
==============================================================================================================

Supplementary disclosure of cash flow information: Cash paid during the period for:
         Interest                                                           $       8,310        $       4,010
         Income taxes                                                             158,730            3,173,030

==============================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Three-month periods ended March 31, 2003 and 2002
(expressed in US dollars)

1.    Interim financial information:

      These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles. The unaudited balance sheet as at March 31, 2003 and the unaudited statements of operations, deficit and cash flows for the periods ended March 31, 2003 and 2002 reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods presented. The results of operations and cash flows for any quarter are not necessarily indicative of the results or cash flows for an entire year. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 2 of the annual consolidated financial statements for the year ended December 31, 2002. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual consolidated financial statements of the Company as at and for the year ended December 31, 2002.

      All amounts in the attached notes are unaudited unless specifically identified.

2.    New accounting standards:

      (a)   Guarantees:

            On January 1, 2003, the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants ("CICA"), Accounting Guideline 14, Disclosure of Guarantees, which clarifies disclosure requirements for certain guarantees. The guideline does not provide guidance on the measurement and recognition of a guarantor's liability for obligations under guarantees. The guideline defines a guarantee to be a contract (including an indemnity) that contingently requires the Company to make payments to a third party based on (i) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (ii) failure of another party to perform under an obligating agreement or (iii) failure of another party to pay its indebtedness when due.

            As explained in note 6 (a), the Company is contractually bound to indemnify a customer for damages incurred in connection with a civil action. A reasonable estimate of the maximum potential amount the Company could be required to pay to couterparties cannot be made given the nature of the indemnification.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2003 and 2002
(expressed in US dollars)

2.    New accounting standards (continued):

      (b)   Long-lived assets:

            In December 2002, the CICA issued Handbook Section 3063, Impairment or Disposal of Long-Lived Assets" and revised Section 3475, Disposal of Long-Lived Assets and Discontinued Operations. Together, these two Sections supersede the write-down and disposal provisions of
            Section 3061, Property, Plant and Equipment as well as Section 3475, Discontinued Operations. Section 3063 amends existing guidance on long-lived asset impairment measurement and establishes standards for the recognition, measurement and disclosure of the impairment of long-lived assets held for use by the Company. It requires that an impairment loss be recognized when the carrying amount of an asset to be held and used exceeds the sum of the undiscounted cash flows expected from its use and disposal; the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Section 3475 provides a single accounting model for long-lived assets to be disposed of by sale. Section 3475 provides specified criteria for classifying an asset as held-for-sale and requires assets classified as held-for-sale to be measured at the lower of their carrying amounts or fair value, less costs to sell. Section 3475 also broadens the scope of businesses that qualify for reporting as discontinued operations to include any disposals of a component of an entity, which comprises operations and cash flows that can be clearly distinguished from the rest of the Company, and changes the timing of recognizing losses on such operations. The new standards contained in Section 3063 on the impairment of long-lived assets held for use are applicable for years beginning on or after April 1, 2003; however, early application is permitted. The revised standards contained in Section 3475 on disposal of long-lived assets and discontinued operations are applicable to disposal activities initiated by the Company's commitment to a plan on or after May 1, 2003; however, early application is permitted. The Company does not expect that the adoption of these standards will have a material effect on its financial statements.

3.    Inventories:

=========================================================================================================
                                                                           March 31,         December 31,
                                                                                2003                 2002
---------------------------------------------------------------------------------------------------------
                                                                                                (Audited)
Finished goods                                                         $   1,455,334        $   1,647,505
Work in process                                                              872,245              355,853
Raw materials                                                              5,147,254            4,468,785
Replacement parts                                                         15,592,504           16,184,523

---------------------------------------------------------------------------------------------------------
                                                                       $  23,067,337        $  22,656,666
=========================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2003 and 2002
(expressed in US dollars)

4.    Goodwill and other intangible assets:

=========================================================================================================
                                                                                                March 31,
                                                                                                     2003
---------------------------------------------------------------------------------------------------------

                                                  Gross carrying         Accumulated             Net book
                                                          amount        amortization                value
---------------------------------------------------------------------------------------------------------
Goodwill                                        $      3,171,903      $      141,750        $   3,030,153
Customer list                                            786,414             222,603              563,811
Patent costs                                             907,100              51,120              855,980

---------------------------------------------------------------------------------------------------------
                                                $      4,865,417      $      415,473        $   4,449,944
=========================================================================================================

=========================================================================================================
                                                                                             December 31,
                                                                                                     2002
---------------------------------------------------------------------------------------------------------
                                                                                                (Audited)

                                                  Gross carrying         Accumulated             Net book
                                                          amount        amortization                value
---------------------------------------------------------------------------------------------------------
Goodwill                                          $    3,171,903       $     141,750        $   3,030,153
Customer list                                            786,414             183,283              603,131
Patent costs                                             803,143              36,503              766,640

---------------------------------------------------------------------------------------------------------
                                                  $    4,761,460       $     361,536        $   4,399,924
=========================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2003 and 2002
(expressed in US dollars)

5.    Share capital:

      Changes in the issued and outstanding share capital were as follows:

=========================================================================================================
                                           March 31, 2003                           March 31, 2002
                                 -------------------------------        ---------------------------------
                                     Number              Dollars              Number              Dollars
---------------------------------------------------------------------------------------------------------
Balance, December 31,
  2002 and 2001                  14,936,235     $    122,102,244          15,471,335      $   126,476,633

Stock repurchase plan (i)                --                   --            (370,800)          (3,031,253)

---------------------------------------------------------------------------------------------------------
Balance, March 31, 2003
  and 2002                       14,936,235     $    122,102,244          15,100,535      $   123,445,380
=========================================================================================================

      (i) On February 26, 2002, the Board of Directors approved a stock repurchase plan authorizing the Company to purchase up to 750,000 of the Company's Class "A" shares in the open market commencing March 5, 2002 and ending March 4, 2003. During the three months ended March 31, 2003, no shares were repurchased. As at March 31, 2002, 370,800 shares having a book value of $3,031,253 were repurchased for a total consideration of $6,216,724. The excess of the purchase price over book value of the shares in the amount of $3,185,471 was charged to retained earnings.

6.    Contingencies:

      (a) In 1995 and 1996, the Company received demand letters from the same claimant alleging patent infringement. In July 1999, the claimant filed a civil action alleging patent infringement in the United States District Court for the District of Utah against the Company and PSC Inc., one of the Company's suppliers. In addition, the claimant has filed a similar suit in the State of Utah against one of the Company's customers. The Company is contractually bound to indemnify the customer for any damages it incurs in connection with such suit. At the Company's expense, the Company's legal counsel is defending this suit. The Company also received a lawyer's letter from another party in 1999, and again in February 2001, alleging infringement of another patent. In March 2003, this claimant also sent a third demand letter alleging infringement of additional patents.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2003 and 2002
(expressed in US dollars)

6.    Contingencies (continued):

      (a)   (continued):

            No amounts have been specified in these actions. Consequently, it is not possible at this time to make an estimate of the amount of damages, if any, that may result and, accordingly, no provision has been made in these financial statements with respect to the above claims. The Company believes the first claimant's action and the second claimant's 1999 and 2001 claims to be without merit and intends to vigorously defend its position. The Company is reviewing the second claimant's March 2003 claim with counsel. Due to the recentness of this claim, the Company has not yet formed an opinion as to its merit or materiality to the Company's business.

      (b) The Company is party to litigation arising in the normal course of operations. The Company does not expect the resolution of such matters to have a materially adverse effect on the financial position or results of operations of the Company.

7.    Research and development:

=========================================================================================================
                                                                                2003                 2002
---------------------------------------------------------------------------------------------------------
Gross research and development expenses                                $     419,284        $     500,734
Less tax credits                                                            (190,000)            (100,000)

---------------------------------------------------------------------------------------------------------
                                                                       $     229,284        $     400,734
=========================================================================================================

8.    Restructuring:

      In February 2003, the Company reduced its workforce by approximately 12% in an effort to increase operating efficiencies, decrease overall general and administrative expenses and improve financial results. A total of $247,500 was expensed in the quarter related mainly to severance payments. As at March 31, 2003, a provision of approximately $36,000 is included in accounts payable and accrued liabilities in the consolidated balance sheets.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2003 and 2002
(expressed in US dollars)

9.    Income taxes:

      The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

=========================================================================================================
                                                                                2003                 2002
---------------------------------------------------------------------------------------------------------
(Loss) earnings before income taxes                                   $   (1,937,908)       $     221,666
=========================================================================================================

Combined Canadian federal and Quebec
  provincial income taxes at 33% (2002 - 35%)                         $     (642,610)       $      79,800
Foreign exchange (1)                                                      (1,244,219)              51,417
Permanent differences and other                                              (70,171)             (15,767)

---------------------------------------------------------------------------------------------------------
Income tax (recovery) provision                                       $   (1,957,000)       $     115,450
=========================================================================================================

(1) For purposes of calculating the income tax provision of the Company, a tax liability is recognized when foreign exchange gains arise on the conversion into Canadian dollars of the net monetary assets denominated in U.S. dollars which is required for tax purposes. Because these financial statements are presented in U.S. dollars, these foreign exchange gains do not impact earnings before income taxes even though the income tax provision would include a tax liability for these gains. Future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar will change the amount of the foreign exchange and may impact the provision for or recovery of income taxes thereon.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2003 and 2002
(expressed in US dollars)

9.    Income taxes (continued):

      The provision for income taxes is composed of the following:

=========================================================================================================
                                                                                2003                 2002
---------------------------------------------------------------------------------------------------------
Current income taxes                                                  $     (420,000)       $     204,000
Future income taxes                                                       (1,537,000)             (88,550)

---------------------------------------------------------------------------------------------------------
                                                                      $   (1,957,000)       $     115,450
=========================================================================================================

10.   Earnings per share:

      (a)   Stock-based compensation:

            If the fair value-based accounting method under CICA Handbook
            Section 3870 had been used to account for stock-based compensation costs relating to exempt options and warrants issued to employees during the three-month periods ended March 31, 2003 and 2002, the net earnings and related earnings per share figures would be as follows:

=====================================================================================================
                                                                       Three months ended March 31,
                                                                 ------------------------------------
                                                                            2003                 2002
-----------------------------------------------------------------------------------------------------
Reported net earnings                                            $        19,092      $       106,216
Deduct:
     Total stock-based employee compensation expense
       determined under fair value based method for all
       awards, net of related taxes of nil                              (461,921)                  --

-----------------------------------------------------------------------------------------------------
Pro forma net (loss) earnings                                    $      (442,829)     $       106,216
=====================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2003 and 2002
(expressed in US dollars)

10.   Earnings per share (continued):

      (a)   Stock-based compensation (continued):

=====================================================================================================
                                                                       Three months ended March 31,
                                                                 ------------------------------------
                                                                            2003                 2002
-----------------------------------------------------------------------------------------------------
Earnings (loss) per share:
     Basic:
         As reported                                             $          0.00      $          0.01
         Pro forma                                                         (0.03)                0.01
     Diluted:
         As reported                                                        0.00                 0.01
         Pro forma                                                         (0.03)                0.01

=====================================================================================================

      No options were granted in the three-month periods ended March 31, 2003 and 2002. The pro forma adjustment relates to the amortization of the fair value of options granted after January 1, 2002 over the vesting periods.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2003 and 2002
(expressed in US dollars)

10.   Earnings per share (continued):

      (b)   Supplementary measure of earnings per share:

            Supplementary measures of earnings do not have any standardized meaning prescribed by generally accepted accounting principles and are therefore unlikely to be comparable to similar measures presented by other companies. The purpose of presenting a supplementary measure of net earnings and earnings per share is to illustrate the tax impact of the foreign exchange gains and losses which arise on the conversion of the short-term investments into Canadian dollars for purposes of determining taxable income under Canadian income tax regulations as described in note 9.

=====================================================================================================
                                                                       Three months ended March 31,
                                                                   ----------------------------------
                                                                            2003                 2002
-----------------------------------------------------------------------------------------------------
Net earnings                                                       $      19,092        $     106,216

Add back effect of future income taxes on foreign
  exchange                                                            (1,244,219)              51,417

-----------------------------------------------------------------------------------------------------
Supplementary measure of net (loss) earnings                       $  (1,225,127)       $     157,633
=====================================================================================================

Supplementary measure of (loss) earnings per share:
     Basic                                                         $       (0.08)       $        0.01
     Diluted                                                               (0.08)                0.01

=====================================================================================================

11.   Segmented information:

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

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2003 and 2002
(expressed in US dollars)

11.   Segmented information (continued):

      Revenues and cost of sales by products are as follows:

=========================================================================================================
                                                                           Three months ended March 31,
                                                                      -----------------------------------
                                                                                2003                 2002
---------------------------------------------------------------------------------------------------------
Revenues:
    Systems, parts and others                                         $   12,094,722       $   16,655,153
    Hardware and software maintenance                                      4,205,503            3,719,236

---------------------------------------------------------------------------------------------------------
                                                                      $   16,300,225       $   20,374,389
=========================================================================================================

Cost of sales:
    Systems, parts and others                                         $    7,857,772       $    9,673,660
    Hardware and software maintenance                                      2,826,310            3,245,017

---------------------------------------------------------------------------------------------------------
                                                                      $   10,684,082       $   12,918,677
=========================================================================================================

Property and equipment, goodwill and intangibles by geographic area are as follows:

=========================================================================================================
                                                                           March 31,         December 31,
                                                                                2003                 2002
---------------------------------------------------------------------------------------------------------
                                                                                                (Audited)
Canada                                                                $    5,892,670       $    5,811,631
United States                                                              5,111,510            5,150,637

---------------------------------------------------------------------------------------------------------
                                                                      $   11,004,180       $   10,962,268
=========================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2003 and 2002
(expressed in US dollars)

12. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP:

      (a)   Consolidated statement of operations:

            The reconciliation of earnings reported in accordance with Canadian GAAP with U.S. GAAP is as follows:

=====================================================================================================
                                                                       March 31,            March 31,
                                                                            2003                 2002
-----------------------------------------------------------------------------------------------------
Net earnings in accordance with Canadian GAAP                      $      19,092       $      106,216
Stock-based compensation costs (i)                                            --            9,745,833

-----------------------------------------------------------------------------------------------------
Net earnings in accordance with U.S. GAAP                          $      19,092       $    9,852,049
=====================================================================================================

Earnings per share under U.S. GAAP:
     Basic                                                         $        0.00       $         0.64
     Diluted                                                                0.00                 0.64

=====================================================================================================

      The weighted average number of common shares outstanding for purposes of determining basic and diluted earnings (loss) per share are the same amounts disclosed for Canadian GAAP purposes.

      (i)   Stock-based compensation:

            For stock-based compensation plans with employees, as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), the Company has chosen to use the intrinsic value method, which requires compensation costs to be recognized on the difference, if any, between the quoted market price of the stock at the grant date and the amount the individual must pay to acquire the stock. Certain of the Company's stock options are variable because the exercise price is not known until the options are exercised. As a result, compensation cost is measured on the date the options are exercised.

            Under Canadian GAAP, the Company uses the settlement method of accounting for options and compensation expense is not recognized.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2003 and 2002
(expressed in US dollars)

12. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP (continued):

      (a)   Consolidated statement of operations (continued):

            (i)   Stock-based compensation (continued):

                  If the fair value-based accounting method under SFAS No. 123 had been used to account for stock-based compensation costs relating to options and warrants issued to employees, the net earnings and related earnings per share figures under U.S. GAAP would be as follows for the three-month periods ended March 31:

================================================================================================
                                                                  Three months ended March 31,
                                                              ----------------------------------
                                                                       2003                 2002
------------------------------------------------------------------------------------------------
Reported net earnings                                         $      19,092        $   9,852,049

Add: Stock-based employee compensation expense
  determined under the intrinsic value method included
  in reported net earnings, net of related taxes of nil                  --           (9,745,833)

Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related taxes of nil                    (5,125,020)          (6,595,509)

------------------------------------------------------------------------------------------------
Pro forma net loss                                            $  (5,105,928)       $  (6,489,293)
================================================================================================

Earnings (loss) per share:
    Basic:
      As reported                                             $        0.00        $        0.64
      Pro forma                                                       (0.34)               (0.42)
    Diluted:
      As reported                                                      0.00                 0.64
      Pro forma                                                       (0.34)               (0.42)

================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2003 and 2002
(expressed in US dollars)

12. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP (continued):

      (a)   Consolidated statement of operations (continued):

            (ii)  Recent accounting pronouncements:

                  In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46). Its consolidation provisions are applicable for all newly created entities and are applicable to existing entities as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. With respect to entities that do not qualify to be assessed for consolidation based on voting interests, FIN 46 generally requires a company that has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both, to consolidate that variable interest entity. For periods prior to FIN 46's effective date, certain disclosures will be required if it is reasonably possible that the company will have a significant variable interest in or be the primary beneficiary of a variable interest entity when FIN 46 guidance is effective. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

      (b)   Consolidated balance sheets:

=====================================================================================================
                                          March 31, 2003                      December 31, 2002
                                       ---------------------            -----------------------------
-----------------------------------------------------------------------------------------------------
                               Canadian                   US            Canadian                   US
                                   GAAP                 GAAP                GAAP                 GAAP
-----------------------------------------------------------------------------------------------------
                                                                                 (Audited)
Shareholders' equity:
   Share capital            $ 122,102,244       $ 164,558,807       $ 122,102,244       $ 164,558,807
   Additional paid-in
      capital                       5,282          29,862,009               5,282          29,862,009
   Deficit                     (1,142,933)        (71,922,461)         (1,162,025)        (71,941,558)
   Cumulative translation
     adjustment                (1,484,471)                 --          (1,484,471)                 --
   Accumulated other
     comprehensive loss                --          (3,018,233)                 --          (3,018,233)

-----------------------------------------------------------------------------------------------------
                            $ 119,480,122       $ 119,480,122       $ 119,461,030       $ 119,461,025
=====================================================================================================

13.   Comparative figures:

      Certain of the comparative figures have been reclassified in order to conform with the current period's presentation.

Item 2. Management's Discussion and Analysis of Financial condition and Results of Operations

      This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of the various factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, including, without limitation, the following: we principally depend on one line of products and we could be harmed significantly if the U-Scan(R) systems experience significant problems, competition from superior technology or customer resistance; one significant customer, through its various divisions and affiliates, accounted for approximately 44% of our revenues in 2002 and we rely on this customer's continued willingness to purchase our U-Scan systems; our U-Scan systems are assembled at a single facility and any disruption of operations at this facility would have a short-term adverse effect on our business and results of operations; the barriers to entering the self-checkout industry may be low and competition could reduce revenue from the U-Scan system; in the event that general economic conditions continue to result in reduced demand in our industry, our competitors could develop more aggressive pricing practices, which, in turn, could result in price reductions, negatively affecting our operating results, reducing our profit margins and potentially leading to a loss of market share; and we are currently a defendant in an action alleging that the U-Scan system infringes upon the claimant's patent, and a second party has sent demand letters to us alleging different patent infringements. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations, and financial condition.

      The foregoing factors and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors discussed above and in our 2002 Annual Report may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

      The following discussion of the financial condition and results of operations of our company should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2002, and the foregoing factors. All dollar amounts are expressed in U.S. dollars and, other than those expressed in millions of dollars, have been rounded to the nearest thousand.

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

      We have traditionally targeted supermarket and supercenter chains in the United States, and more recently have targeted such chains in Canada. In 2002, our Business Development Group was established to support our efforts to expand our self-checkout business into new markets, which include drug stores, convenience stores (including gas station mini-marts), big box retailers (including warehouse stores and home improvement stores), electronics stores, office superstores, toy stores and general merchandise stores. Through our United Kingdom subsidiary, we have installed an evaluation system with one of the U.K.'s largest regional independent co-operative societies.

      We prepare our consolidated financial statements in accordance with accounting principles which are generally accepted in Canada with a reconciliation to accounting principles generally accepted in the United States, as disclosed in note 12 of the notes to our interim consolidated financial statements for the periods ended March 31, 2003 and 2002.

New accounting policy

      On January 1, 2003, we adopted the new recommendations of the Canadian Institute of Chartered Accountants ("CICA"), Accounting Guideline 14, Disclosure of Guarantees, which clarifies disclosure requirements for certain guarantees. The guideline does not provide guidance on the measurement and recognition of a guarantor's liability for obligations under guarantees. The guideline defines a guarantee to be a contract that contingently requires the Company to make payments to a third party based on (i) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (ii) failure of another party to perform under an obligating agreement or (iii) failure of another party to pay its indebtedness when due. See note 2(a) of the notes to our interim consolidated financial statements, which are included in Part 1, Item 1. "Financial Statements."

Financial Condition

      Our cash and short-term investment portfolio amounted to $80,222,000 as at March 31, 2003, compared to $85,762,000 as at December 31, 2002. The decrease relates primarily to cash used in operations due mainly to the increase in our accounts receivable. Our portfolio of short-term investments consists of short-term discounted notes. Our investments are liquid and of the highest investment grade. The portfolio is invested in U.S. and Canadian dollar denominated securities, which are short-term to minimize interest rate risk.

      Our inventory position at March 31, 2003 was $23,067,000, up from $22,657,000 at the end of 2002. This increase is mainly attributable to raw materials and work in process inventories amounting to $5,147,000 and $872,000, respectively, at March 31, 2003 compared to $4,469,000 and $356,000 respectively, at December 31, 2002. Our raw materials inventory increased in order to provide for deliveries in the second quarter of 2003. The replacement parts inventory decreased in part through operational efficiencies and in part as a result of increased obsolescence provisions. We believe that, considering our current installed base and given the steady upgrades to our systems, the level of replacement parts is appropriate for the current servicing and support of our customers.

      We have no long-term debt. Shareholders' equity as at March 31, 2003 was $119,480,000 as compared to $119,461,000 as at December 31, 2002. The increase is attributable to net earnings for the period.

Results of Operations

First Three Months of 2003 Compared with First Three Months of 2002

      Total revenues decreased by $4,074,000, or 20%, in the first three months of the year compared to last year. Product sales declined due to a decrease in orders from customers, which we attribute primarily to the reluctance of major retailers to spend on capital, as a result of the continued economic weakness throughout North America. Service revenue recognized for hardware and software maintenance increased by $487,000, or 13%, from 2002 to 2003, due to the increased number of customers that entered into service contracts with us. In total, service revenue accounted for approximately 26% of our total revenues in 2003 as compared to approximately 18% in 2002.

      Total cost of sales decreased by $2,235,000, or 17%, in the three-month period ended March 2003 compared to the first quarter of 2002. The decrease was consistent with the decrease in sales. Overall gross margin decreased as a percentage of sales from 37% in 2002 to 34% in 2003, primarily due to the increased percentage of service contract revenue in 2003 compared to 2002, which generated a lower gross margin compared to the gross margin generated by system sales.

      Gross research and development expenses decreased by $81,000, or 16%, from 2002 to 2003. As a percentage of total revenues, gross research and development expenses increased from 2.5% in 2002 to 2.6% in 2003. Research and development expenses for the three months ended March 31, 2003, included the continuing development costs of the U-Scan Mobile Attendant(TM) device; the integration of an electronic signature capture interface and process; the integration of a biometric access interface and process; a lower profile, smaller footprint U-Scan system; the integration of the U-Scan systems to new point of sales systems, and the improvement of the graphical user interface (GUI).

      Selling, general, administrative and operating lease expenses decreased by $355,000, or 5%, in 2003 compared to 2002. The decrease was mainly as a result of the closure of the facilities in Kentucky and Phoenix in December 2002.

      In February 2003, the Company reduced its workforce by approximately 12% in an effort to increase operating efficiencies, decrease overall general and administrative expenses and improve financial results. A total of $247,500 was expensed in the quarter with respect to the workforce reduction, related primarily to severance payments

      Our net earnings were $19,000 in the quarter compared to $106,000 in the first quarter of 2002. On a per share basis, we earned $0.00 (basic and diluted) compared to $0.01 (basic and diluted basis) in 2002. For the quarter ended March 31, 2003, we recorded a tax recovery of $1,957,000. Included in that amount was a recovery of $1,244,000, which resulted from the reversal of foreign exchange gains that arose, for Canadian tax purposes, on the conversion into Canadian dollars of our net monetary assets denominated in U.S. dollars.

Liquidity and Capital Resources

      As of March 31, 2003, we had cash and short-term investments of $80,222,000 (December 31, 2002 - $85,762,000), and working capital of
$106,950,000 (December 31, 2002 - $108,650,000).

      Operating activities used $4,866,000 of cash and cash equivalents in the first three months of 2003, compared to $11,730,000 used during the first three months of 2002. The reduction in cash used in operating activities is primarily due to lower balances of operating assets and liabilities, primarily accounts receivable, at March 31, 2003.

      During the first three months of 2003, we did not repurchase any shares for cancellation, whereas during the first three months of 2002, through our stock repurchase program, we repurchased for cancellation 370,800 Class "A" shares at an average price of $16.77, for a total consideration of $6,217,000.

      In the first three months of 2003, we invested $674,000 (2002- $924,000), to purchase capital assets, which principally related to leasehold improvements, computer equipment and software, testing units and the defense of our patents.

      We believe that our cash and short-term investments will be adequate to meet our needs for at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes to market risk, as discussed in our Annual Report on Form 10-K annual report for the year ended December 31, 2002.

Item 4. Controls and Procedures

      As of March 26, 2003 (the "Evaluation Date"), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

Item 5. Other Information

Reporting Status

      As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, we were not a foreign private issuer under the rules and regulations of the Commission as of December 31, 2002. However, we regained our status as a foreign private issuer on March 31, 2003. As in the past, we intend to voluntarily file annual reports on Form 10-K and quarterly reports on Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

    Exhibit
     Number                                Exhibit
     ------               -----------------------------------------

      99.1 Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OPTIMAL ROBOTICS CORP.


Dated: May 1, 2003          By: /s/ Holden L. Ostrin
                                -------------------------------------
                                Holden L. Ostrin
                                Co-Chairman


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

Date: May 1, 2003


                                               By: /s/ Neil S. Wechsler
                                                   ----------------------------
                                                   Neil S. Wechsler
                                                   Co-Chairman and
                                                   Chief Executive Officer

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

Date: May 1, 2003


                                      By: /s/ Gary S. Wechsler
                                          ------------------------
                                          Gary S. Wechsler
                                          Treasurer and
                                          Chief Financial Officer