Form 10-Q
period 2003-06-30
OPTIMAL ROBOTICS CORP
filed 2003-08-13
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Yes |x|         No |_|

At August 12, 2003, the registrant had 14,936,235 Class "A" shares (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTIMAL ROBOTICS CORP.
Consolidated Balance Sheets
(Unaudited)

June 30, 2003 and December 31, 2002
(expressed in US dollars)

==========================================================================================
                                                                  June 30,    December 31,
                                                                      2003            2002
------------------------------------------------------------------------------------------
                                                                                 (Audited)
Assets

Current assets:
     Cash                                                     $  4,359,392    $  9,615,348
     Short-term investments                                     74,237,770      76,146,586
     Accounts receivable, net of allowance for doubtful
       accounts of $149,599 ($316,494 at December 31, 2002)     11,814,081       5,812,656
     Income taxes receivable                                     2,749,396       1,481,977
     Tax credits receivable                                      1,058,408         728,408
     Inventories (note 3)                                       22,013,936      22,656,666
     Future income taxes                                            50,384         243,470
     Prepaid expenses and deposits                               1,082,141         493,499
     -------------------------------------------------------------------------------------
                                                               117,365,508     117,178,610

Property and equipment                                           6,149,634       6,562,344

Goodwill and other intangible assets (note 4)                    4,815,246       4,399,924

Future income taxes                                              2,596,276       1,549,856
------------------------------------------------------------------------------------------
                                                              $130,926,664    $129,690,734
==========================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                 $  6,660,722    $  7,134,379
     Deferred revenue                                            5,462,939       1,394,455
     -------------------------------------------------------------------------------------
                                                                12,123,661       8,528,834

Future income taxes                                                540,204       1,700,870

Shareholders' equity:
     Share capital (note 5)                                    122,102,244     122,102,244
     Additional paid-in capital                                      5,282           5,282
     Deficit                                                    (2,360,256)     (1,162,025)
     Cumulative translation adjustment                          (1,484,471)     (1,484,471)
     -------------------------------------------------------------------------------------
                                                               118,262,799     119,461,030
Contingencies (note 6)
------------------------------------------------------------------------------------------
                                                              $130,926,664    $129,690,734
==========================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Operations
(Unaudited)

Periods ended June 30, 2003 and 2002
(expressed in US dollars)

============================================================================================
                                           Three months ended             Six months ended
                                                June 30,                       June 30,
                                           -------------------           -------------------
                                           2003           2002           2003           2002
--------------------------------------------------------------------------------------------

Revenues                            $16,579,487    $19,544,455    $32,879,712    $39,918,844

Cost of sales                        11,665,403     13,057,378     22,349,485     25,976,055

--------------------------------------------------------------------------------------------
Gross margin                          4,914,084      6,487,077     10,530,227     13,942,789

Expenses (income):
     Selling, general and
       administrative                 6,189,871      7,308,855     12,333,415     13,827,928
     Research and development
       (note 7)                         293,468        361,766        522,752        762,500
     Amortization                       699,589        650,491      1,331,823      1,265,438
     Restructuring (note 8)                  --             --        247,500             --
     Operating lease                    408,779        369,451        824,934        764,643
     Investment income                 (242,676)      (475,176)      (511,098)    (1,180,182)
     Foreign exchange                    19,376         26,388        173,132         35,494
     ---------------------------------------------------------------------------------------
                                      7,368,407      8,241,775     14,922,458     15,475,821

--------------------------------------------------------------------------------------------
Loss before income taxes             (2,454,323)    (1,754,698)    (4,392,231)    (1,533,032)

Recovery of income tax (note 9)      (1,237,000)    (1,687,058)    (3,194,000)    (1,571,608)

--------------------------------------------------------------------------------------------
Net (loss) earnings                 $(1,217,323)   $   (67,640)   $(1,198,231)   $    38,576
============================================================================================

Weighted average number of
   shares:
     Basic                           14,936,235     14,983,916     14,936,235     15,182,856
     Plus impact of stock options           426        147,429            213         84,376

--------------------------------------------------------------------------------------------
     Diluted                         14,936,661     15,131,345     14,936,448     15,267,232
============================================================================================

Earnings per share (note 10):
     Basic                          $     (0.08)   $      0.00    $     (0.08)   $      0.00
     Diluted                              (0.08)          0.00          (0.08)          0.00
============================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Retained Earnings
(Unaudited)

Periods ended June 30, 2003 and 2002
(expressed in US dollars)

===========================================================================================
                                          Three months ended             Six months ended
                                               June 30,                       June 30,
                                          -------------------           -------------------
                                          2003           2002           2003           2002
-------------------------------------------------------------------------------------------
(Deficit) retained earnings,
   beginning of period             $(1,142,933)   $ 5,395,891    $(1,162,025)   $ 8,475,146

Net (loss) earnings                 (1,217,323)       (67,640)    (1,198,231)        38,576

Excess of purchase price over
   book value of shares (note 5)            --     (1,124,470)            --     (4,309,941)
-------------------------------------------------------------------------------------------
(Deficit) retained earnings,
   end of period                   $(2,360,256)   $ 4,203,781    $(2,360,256)   $ 4,203,781
===========================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Cash Flows
(Unaudited)

Periods ended June 30, 2003 and 2002
(expressed in US dollars)

================================================================================================
                                               Three months ended             Six months ended
                                                    June 30,                       June 30,
                                               -------------------           -------------------
                                               2003           2002           2003           2002
------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net (loss) earnings                $(1,217,323)   $   (67,640)   $(1,198,231)   $    38,576
     Adjustments for:
         Amortization                       699,589        650,491      1,331,823      1,265,438
         Future income taxes               (477,000)    (1,172,558)    (2,014,000)    (1,261,108)
     Changes in operating assets
       and liabilities:
         Accounts receivable              3,386,050      5,544,606     (6,001,425)   (10,428,912)
         Income taxes                      (688,689)    (1,521,728)    (1,267,419)    (4,490,759)
         Tax credits receivable            (140,000)       694,649       (330,000)       594,649
         Inventories                      1,053,401     (1,853,793)       642,730     (3,249,741)
         Prepaid expenses and
           deposits                        (108,191)      (113,073)      (588,642)       178,100
         Accounts payable and
           accrued liabilities           (1,264,213)       728,549       (473,657)     3,346,474
         Deferred revenue                (2,207,939)    (1,528,694)     4,068,484      3,638,222
------------------------------------------------------------------------------------------------
                                           (964,315)     1,360,809     (5,830,337)   (10,369,061)
Cash flows from financing activities:
     Repurchase of common shares                 --     (2,467,606)            --     (8,684,330)

Cash flows from investing activities:
     Additions to property
       and equipment
       and intangible assets               (660,289)    (1,114,515)    (1,334,435)    (2,038,178)
     Decrease in short-term
       investments                        2,386,103      7,994,779      1,908,816     19,067,823
------------------------------------------------------------------------------------------------
                                          1,725,814      6,880,264        574,381     17,029,645

------------------------------------------------------------------------------------------------
Increase (decrease) in cash during
   the period                               761,499      5,773,467     (5,255,956)    (2,023,746)

Cash, beginning of period                 3,597,893      1,819,217      9,615,348      9,616,430

------------------------------------------------------------------------------------------------
Cash, end of period                     $ 4,359,392    $ 7,592,684    $ 4,359,392    $ 7,592,684
================================================================================================

Supplemental disclosure to
   cash flow statement:
     Income taxes paid                  $        --    $   207,228    $   158,730    $ 3,380,258
================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Periods ended June 30, 2003 and 2002
(expressed in US dollars)

================================================================================

1.    Interim financial information:

      These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles. The unaudited balance sheet as at June 30, 2003 and the unaudited statements of operations, deficit and cash flows for the periods ended June 30, 2003 and 2002 reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods presented. The results of operations and cash flows for any quarter are not necessarily indicative of the results or cash flows for an entire year. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 2 of the annual consolidated financial statements for the year ended December 31, 2002. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual consolidated financial statements of the Company as at and for the year ended December 31, 2002.

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

            As explained in note 6 (a), the Company is contractually bound to indemnify a customer for damages incurred in connection with a civil action. A reasonable estimate of the maximum potential amount the Company could be required to pay to counterparties cannot be made given the nature of the indemnification.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2003 and 2002
(expressed in US dollars)

================================================================================

2.    Significant accounting policies (continued):

      (b)   Long-lived assets:

            In December 2002, the CICA issued Handbook Section 3063, Impairment or Disposal of Long-Lived Assets" and revised Section 3475, Disposal of Long-Lived Assets and Discontinued Operations. Together, these two Sections supersede the write-down and disposal provisions of
            Section 3061, Property, Plant and Equipment as well as Section 3475, Discontinued Operations. Section 3063 amends existing guidance on long-lived asset impairment measurement and establishes standards for the recognition, measurement and disclosure of the impairment of long-lived assets held for use by the Company. It requires that an impairment loss be recognized when the carrying amount of an asset to be held and used exceeds the sum of the undiscounted cash flows expected from its use and disposal; the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Section 3475 provides a single accounting model for long-lived assets to be disposed of by sale. Section 3475 provides specified criteria for classifying an asset as held-for-sale and requires assets classified as held-for-sale to be measured at the lower of their carrying amounts or fair value, less costs to sell. Section 3475 also broadens the scope of businesses that qualify for reporting as discontinued operations to include any disposals of a component of an entity, which comprises operations and cash flows that can be clearly distinguished from the rest of the Company, and changes the timing of recognizing losses on such operations. The new standards contained in Section 3063 on the impairment of long-lived assets held for use are applicable for years beginning on or after April 1, 2003. The revised standards contained in Section 3475 on disposal of long-lived assets and discontinued operations are applicable to disposal activities initiated by the Company's commitment to a plan on or after May 1, 2003. The Company does not expect that the adoption of these standards will have a material effect on its financial statements.

3.    Inventories:

      --------------------------------------------------------------------------
                                                   June 30,         December 31,
                                                       2003                 2002
      --------------------------------------------------------------------------
                                                            (Audited)

      Finished goods                            $ 1,174,655          $ 1,647,505
      Work in process                               852,243              355,853
      Raw materials                               5,045,706            4,468,785
      Replacement parts                          14,941,332           16,184,523
      --------------------------------------------------------------------------
                                                $22,013,936          $22,656,666
      ==========================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2003 and 2002
(expressed in US dollars)

================================================================================

4.    Goodwill and other intangible assets:

      ==========================================================================
                                                                        June 30,
                                                                            2003
      --------------------------------------------------------------------------
                                  Gross carrying     Accumulated        Net book
                                          amount    amortization           value
      --------------------------------------------------------------------------
      Goodwill                       $ 3,171,903     $   141,750     $ 3,030,153
      Customer list                      786,414         261,924         524,490
      Patent costs                       972,939          66,726         906,213
      License                            371,266          16,876         354,390
      --------------------------------------------------------------------------
                                     $ 5,302,522     $   487,276     $ 4,815,246
      ==========================================================================

      ==========================================================================
                                                                    December 31,
                                                                            2002
      --------------------------------------------------------------------------
                                                                       (Audited)

                                  Gross carrying     Accumulated        Net book
                                          amount    amortization           value
      --------------------------------------------------------------------------
      Goodwill                       $ 3,171,903     $   141,750     $ 3,030,153
      Customer list                      786,414         183,283         603,131
      Patent costs                       803,143          36,503         766,640
      --------------------------------------------------------------------------
                                     $ 4,761,460     $   361,536     $ 4,399,924
      ==========================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2003 and 2002
(expressed in US dollars)

================================================================================

5.    Share capital:

      Changes in the issued and outstanding share capital were as follows:

      ===================================================================================
                                        June 30, 2003              December 31, 2002
                                  -------------------------    --------------------------
                                      Number        Dollars        Number         Dollars
      -----------------------------------------------------------------------------------
                                                                         (Audited)
      Balance, December 31,
        2002 and 2001             14,936,235   $122,102,244    15,471,335    $126,476,633

      Stock repurchase plan (i)           --             --      (535,100)     (4,374,389)

      -----------------------------------------------------------------------------------
      Balance, June 30, 2003
        and December 31, 2002     14,936,235   $122,102,244    14,936,235    $122,102,244
      ===================================================================================

      (i) On February 26, 2002, the Board of Directors approved a stock repurchase plan authorizing the Company to purchase up to 750,000 of the Company's Class "A" shares in the open market commencing March 5, 2002 and ending March 4, 2003. During the six months ended June 30, 2003, no shares were repurchased. As at December 31, 2002, 535,100 shares having a book value of $4,374,389 were repurchased for a total consideration of $8,684,330. The excess of the purchase price over book value of the shares in the amount of $4,309,941 was charged to retained earnings.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2003 and 2002
(expressed in US dollars)

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

            No amounts have been specified in these actions. Consequently, it is not possible at this time to make an estimate of the amount of damages, if any, that may result and, accordingly, no provision has been made in these financial statements with respect to the above claims. The Company believes the first claimant's action and the second claimant's 1999 and 2001 claims to be without merit and intends to vigorously defend its position. The Company is reviewing the second claimant's March 2003 claim with counsel, and has not yet formed an opinion as to its merit or materiality to the Company's business.

      (b) The Company is party to litigation arising in the normal course of operations. The Company does not expect the resolution of such matters to have a materially adverse effect on the financial position or results of operations of the Company.

7.    Research and development:

      ================================================================================
                                        Three months ended           Six months ended
                                             June 30,                     June 30,
                                        ------------------          ------------------
                                        2003          2002          2003          2002
      --------------------------------------------------------------------------------
      Research and development
        expenses                  $  433,468    $  561,766    $  852,752    $1,062,500
      Less tax credits              (140,000)     (200,000)     (330,000)     (300,000)
      --------------------------------------------------------------------------------
                                  $  293,468    $  361,766    $  522,752    $  762,500
      ================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2003 and 2002
(expressed in US dollars)

================================================================================

8.    Restructuring:

      In February 2003, the Company reduced its workforce by approximately 12% in an effort to increase operating efficiencies, decrease overall general and administrative expenses and improve financial results. A total of $247,500 related mainly to severance was expensed in the first quarter and no balance remained outstanding as at June 30, 2003.

9.    Income taxes:

      The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

      ====================================================================================
                                         Three months ended             Six months ended
                                              June 30,                       June 30,
                                         -------------------           -------------------
                                         2003           2002           2003           2002
      ------------------------------------------------------------------------------------
      Loss before income taxes    $(2,454,323)   $(1,754,698)   $(4,392,231)   $(1,533,032)
      ====================================================================================

      Combined Canadian federal
        and Quebec provincial
        income taxes              $  (813,854)   $  (631,692)   $(1,456,464)   $  (551,892)
      Foreign exchange (1)           (174,763)    (1,377,580)    (1,418,982)    (1,326,163)
      Permanent differences
        and other                    (248,383)       322,214       (318,554)       306,447
      ------------------------------------------------------------------------------------
      Recovery of income tax      $(1,237,000)   $(1,687,058)   $(3,194,000)   $(1,571,608)
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

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2003 and 2002
(expressed in US dollars)

================================================================================

9.    Income taxes (continued):

      The recovery of income taxes is composed of the following:

      ===============================================================================
                                    Three months ended             Six months ended
                                         June 30,                       June 30,
                                    -------------------           -------------------
                                    2003           2002           2003           2002
      -------------------------------------------------------------------------------
      Current income taxes   $  (760,000)   $  (514,500)   $(1,180,000)   $  (310,500)
      Future income taxes       (477,000)    (1,172,558)    (2,014,000)    (1,261,108)

      -------------------------------------------------------------------------------
                             $ 1,237,000    $(1,687,058)   $(3,194,000)   $(1,571,608)
      ===============================================================================

10.   Earnings per share:

      Stock-based compensation:

      If the fair value-based accounting method under CICA Handbook Section 3870 had been used to account for stock-based compensation costs relating to exempt options issued to employees during the three-month and six-month periods ended June 30, 2003 and 2002, the net earnings and related earnings per share figures would be as follows:

      =============================================================================================
                                                Three months ended               Six months ended
                                                     June 30,                         June 30,
                                               --------------------            --------------------
                                               2003            2002            2003            2002
      ---------------------------------------------------------------------------------------------
      Reported net (loss) earnings     $ (1,217,323)   $    (67,640)   $ (1,198,231)   $     38,576
      Deduct:
        Total stock-based employee
        compensation expense
        determined under fair value
        based method for all awards,
        net of related taxes of nil        (270,752)    (16,941,450)       (732,673)    (16,941,450)
      ---------------------------------------------------------------------------------------------
                                       $ (1,488,075)   $(17,009,090)   $ (1,930,904)   $(16,902,874)
      =============================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2003 and 2002
(expressed in US dollars)

================================================================================

10.   Earnings per share (continued):

      Stock-based compensation (continued):

      =========================================================================
                                     Three months ended       Six months ended
                                          June 30,                 June 30,
                                     ------------------      ------------------
                                       2003        2002        2003        2002
      -------------------------------------------------------------------------
      Earnings (loss) per share:
          Basic:
               As reported          $ (0.08)    $  0.00     $ (0.08)    $  0.00
               Pro forma              (0.10)      (1.14)      (0.13)      (1.11)
          Diluted:
               As reported            (0.08)       0.00       (0.08)       0.00
               Pro forma              (0.10)      (1.14)      (0.13)      (1.11)
      =========================================================================

      No options were granted in the three-month and six-month periods ended June 30, 2003. The pro forma adjustment relates to the amortization of compensation cost for options granted after January 1, 2002 over the vesting periods.

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

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2003 and 2002
(expressed in US dollars)

================================================================================

11.   Segmented information (continued):

      Revenues and cost of sales by products are as follows:

      =====================================================================================
                                           Three months ended            Six months ended
                                                June 30,                      June 30,
                                          -------------------           -------------------
                                          2003           2002           2003           2002
      -------------------------------------------------------------------------------------
      Revenues:
          Systems, parts and
            others                 $12,381,330    $15,627,286    $24,476,052    $32,282,439
          Hardware and software
            maintenance              4,198,157      3,917,169      8,403,660      7,636,405
      -------------------------------------------------------------------------------------
                                   $16,579,487    $19,544,455    $32,879,712    $39,918,844
      =====================================================================================

      Cost of sales:
          Systems, parts
            and others             $ 8,358,818    $ 9,663,538    $16,216,590    $19,337,198
          Hardware and
            software
            maintenance              3,306,585      3,393,840      6,132,895      6,638,857

      -------------------------------------------------------------------------------------
                                   $11,665,403    $13,057,378    $22,349,485    $25,976,055
      =====================================================================================

      Property and equipment, goodwill and other intangible assets by geographic area are as follows:

      =====================================================================================
                                                                    June 30,   December 31,
                                                                        2003           2002
      -------------------------------------------------------------------------------------
                                                                                  (Audited)
      Canada                                                     $ 6,087,965    $ 5,811,631
      United States                                                4,876,915      5,150,637

      -------------------------------------------------------------------------------------
                                                                 $10,964,880    $10,962,268
      =====================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2003 and 2002
(expressed in US dollars)

================================================================================

12. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP:

      (a)   Consolidated statement of operations:

            The reconciliation of earnings reported in accordance with Canadian GAAP with U.S. GAAP is as follows:

      =========================================================================================
                                            Three months ended               Six months ended
                                                 June 30,                         June 30,
                                           --------------------            --------------------
                                           2003            2002            2003            2002
      -----------------------------------------------------------------------------------------
      Net (loss) earnings in
        accordance with
        Canadian GAAP               $(1,217,323)    $   (67,640)    $(1,198,231)    $    38,576
      Stock-based
        compensation (i)                     --          32,310              --       9,778,143
      -----------------------------------------------------------------------------------------
      Net (loss) earnings in
        accordance
        with U.S. GAAP              $(1,217,323)    $   (35,330)    $(1,198,231)    $ 9,816,719
      =========================================================================================
      Earnings (loss) per share:
           Basic                    $     (0.08)    $      0.00     $     (0.08)    $      0.65
           Diluted                        (0.08)           0.00           (0.08)           0.64
      =========================================================================================

      The weighted average number of common shares outstanding for purposes of determining basic and diluted earnings (loss) per share is the same as that disclosed for Canadian GAAP purposes.

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

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2003 and 2002
(expressed in US dollars)

================================================================================

12. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP (continued):

      (a)   Consolidated statement of operations (continued):

            (i)   Stock-based compensation (continued):

                  Under Canadian GAAP, the Company uses the settlement method of accounting for options and compensation expense is not recognized.

                  If the fair value-based accounting method under SFAS No. 123 had been used to account for stock-based compensation costs relating to options and warrants issued to employees, the net earnings and related earnings per share figures under U.S. GAAP would be as follows for the three-month and six-month periods ended June 30:

      ================================================================================================
                                                Three months ended                 Six months ended
                                                     June 30,                           June 30,
                                               ---------------------             ---------------------
                                               2003             2002             2003             2002
      ------------------------------------------------------------------------------------------------
      Reported net (loss)
        earnings                       $ (1,217,323)    $    (35,330)    $ (1,198,231)    $  9,816,719

      Add:  Stock-based
        employee compensation
        expense determined
        under the intrinsic value
        method included in
        reported net earnings,
        net of related taxes of nil              --          (32,310)              --       (9,778,143)
      Deduct:  Total stock-based
        employee compensation
        expense determined
        under fair value method
        for all awards, net of
        related taxes of nil             (4,131,275)     (23,536,958)      (9,256,295)     (30,132,466)
      ------------------------------------------------------------------------------------------------
      Pro forma net loss               $ (5,348,598)    $(23,604,598)    $(10,454,526)    $(30,093,890)
      ================================================================================================

      Earnings (loss) per share:
        Basic:
           As reported                 $      (0.08)    $       0.00     $      (0.08)    $       0.00
           Pro forma                          (0.36)           (1.58)           (0.70)           (1.98)
        Diluted:
           As reported                        (0.08)            0.00            (0.08)            0.00
           Pro forma                          (0.36)           (1.58)           (0.70)           (1.98)
      ================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2003 and 2002
(expressed in US dollars)

================================================================================

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

                  In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which are effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003.

                  In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect FAS No. 149 and 150 to have a material impact on its financial statements.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2003 and 2002
(expressed in US dollars)

================================================================================

12. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP (continued):

      (b)   Consolidated balance sheets:

      ==========================================================================================
                                           June 30, 2003                    December 31, 2002
                                     -------------------------         -------------------------
                                     Canadian               US         Canadian               US
                                         GAAP             GAAP             GAAP             GAAP
      ------------------------------------------------------------------------------------------
                                                                                (Audited)
      Shareholders' equity:
          Share capital          $122,102,244     $164,558,807     $122,102,244     $164,558,807
          Additional paid-in
             capital                    5,282       29,862,009            5,282       29,862,009
          Deficit                  (2,360,256)     (73,139,784)      (1,162,025)     (71,941,553)
          Cumulative
            translation
            adjustment             (1,484,471)              --       (1,484,471)              --
          Accumulated other
            comprehensive
            loss                           --       (3,018,233)              --       (3,018,233)
      ------------------------------------------------------------------------------------------
                                 $118,262,799     $118,262,799     $119,461,030     $119,461,030
      ==========================================================================================

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

      The U-Scan system can be operated quickly and easily by shoppers and makes the checkout process more convenient. The U-Scan system reduces the cost of checkout transactions to retailers and addresses labour shortage problems by replacing manned checkout counters with our automated self-checkout stations.

      We have traditionally targeted supermarket and supercenter chains in the United States, and more recently have targeted such chains in Canada. In 2002, our Business Development Group was established to support our efforts to expand our self-checkout business into new markets, which include drug stores, convenience stores (including gas station mini-marts), big box retailers (including warehouse stores and home improvement stores), electronics stores, office superstores, toy stores and general merchandise stores. Through our United Kingdom subsidiary, we have successfully completed a trial with a leading independent co-operative society, which is now in the process of installing our systems in additional stores. Several other U.K. retailers have installed our U-Scan systems in their stores on a trial basis.

      We prepare our consolidated financial statements in accordance with accounting principles which are generally accepted in Canada with a reconciliation to accounting principles generally accepted in the United States, as disclosed in note 12 of the notes to our interim consolidated financial statements for the period ended June 30, 2003.

New accounting policy

      On January 1, 2003, we adopted the new recommendations of the Canadian Institute of Chartered Accountants ("CICA"), Accounting Guideline 14, "Disclosure of Guarantees", which clarifies disclosure requirements for certain guarantees. The guideline does not provide guidance on the measurement and recognition of a guarantor's liability for obligations under guarantees. The guideline defines a guarantee to be a contract that contingently requires the Company to make payments to a third party based on (i) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (ii) failure of another party to perform under an obligating agreement or (iii) failure of another party to pay its indebtedness when due. See note 2(a) of the notes to our interim consolidated financial statements, which are included in Part 1, Item 1. "Financial Statements."

Trends in our revenues and cost of sales

      Our most important customers, the retail supermarket chains, continue to deal with difficult economic and competitive conditions. This has caused the retail supermarket industry to significantly reduce generalized spending. As a result, capital spending continues to lag and retailer demand for self-checkout remains fragile. Under these current business conditions, we do not expect demand for self-checkout to increase in the near future and we believe that our business will continue to be challenging. In an effort to improve operating efficiency and productivity in the face of our currently declining revenue base, on August 12, 2003 we reduced our workforce by approximately 45 people, or approximately 10% of our workforce, and we intend to reduce compensation for management and certain of our employees. We anticipate annual savings of approximately $3.5 million from these initiatives. The costs associated with this restructuring are anticipated to be approximately $500,000 and will be recorded in the third quarter of 2003.

Financial Condition

      Our cash and short-term investment portfolio amounted to $78,597,000 as at June 30, 2003, compared to $85,762,000 as at December 31, 2002. The decrease is mainly attributable to cash used in operations and additions to property and equipment and intangibles in the first six months of the year. Our portfolio of short-term investments consists of short-term discounted notes. Our investments are liquid and of the highest investment grade. The portfolio is invested in U.S. and Canadian dollar denominated securities, which are short-term to minimize interest rate risk.

      Our inventory position at June 2003 was $22,014,000, down from $22,657,000 at the end of 2002. This decrease is mainly attributable to a reduction in replacement parts as a result of a further obsolescence provisions and the sale of older parts no longer required for the servicing of our customers. We believe that, considering our current installed base, the level of replacement parts is appropriate for the current servicing and support of our customers.

      We have no long-term debt. Shareholders' equity as at June 30, 2003 was $118,263,000 as compared to $119,461,000 as at December 31, 2002. The decrease is attributable to the net loss for the period.

Results of Operations

First Six Months of 2003 Compared with First Six Months of 2002

      Total revenues decreased by $7,039,000, or 18%, in the first six months of the year compared to the same period last year. Product sales declined by $7,806,000, or 24%, due to a decrease in orders from customers, which we attribute primarily to the reluctance of major retailers to spend on capital as a result of the continued economic weakness throughout North America. Service revenue recognized for hardware and software maintenance increased by $767,000, or 10%, from 2002 to 2003, due to the increased number of customers that entered into service contracts with us. In total, service revenue accounted for approximately 26% of our total revenues in 2003 as compared to approximately 19% for the same period in 2002.

      Total cost of sales decreased by $3,627,000, or 14%, in the six-month period ended June 30, 2003 compared to the six- month period ended June 30, 2002. The decrease was consistent with the decrease in sales. Overall gross margin decreased as a percentage of sales from 35% in 2002 to 32% in 2003, primarily due to increased price competition.

      Gross research and development expenses decreased by $210,000, or 20%, from 2002 to 2003. As a percentage of total revenues, gross research and development expenses remained constant at 3%. Research and development expenses for the six months ended June 30, 2003 included the continuing development costs of the U-Scan Mobile Attendant(TM) device; the integration of an electronic signature capture interface and process; the integration of a biometric access interface and process; a lower profile, smaller footprint U-Scan system; the integration of the U-Scan systems to new point of sales systems, the improvement of the graphical user interface (GUI) and the development of the U-Scan Max(TM), a dual takeaway belted station.

      Selling, general, administrative and operating lease expenses decreased by $1,434,000, or 10%, in 2003 compared to 2002. The decrease arose as a result of the closure of the facilities in Kentucky and Phoenix in December 2002, the 12% reduction in our workforce in February 2003 as well as an overall planned decrease in spending.

      Our net loss was $1,198,000 in the six-month period compared to net earnings of $39,000 for the same period in 2002. On a per share basis, we lost $0.08 (basic and diluted) compared to earnings of $0.00 (basic and diluted) in 2002. For the six-month period ended June 30, 2003, we recorded a tax recovery of $3,194,000. Included in that amount was a recovery of $1,419,000, which resulted from the reversal of foreign exchange gains that arose, for Canadian tax purposes, on the conversion into Canadian dollars of our net monetary assets denominated in U.S. dollars.

Second Quarter of 2003 Compared with Second Quarter of 2002

      Total revenues decreased by $2,965,000 or 15%, in the second quarter of the year compared to last year. Product sales declined by $3,246,000 or 21%, due to a decrease in orders from customers, which we attribute primarily to the reluctance of major retailers to spend on capital, as a result of the continued economic weakness throughout North America. Service revenue recognized for hardware and software maintenance increased by $281,000, or 7%, from 2002 to 2003, due to the increased number of customers that entered into service contracts with us. In total, service revenue accounted for approximately 25% of our total revenues in the second quarter of 2003 as compared to approximately 20% in the second quarter of 2002.

      Total cost of sales decreased by $1,392,000, or 11%, in the second quarter of 2003 as compared to the same period last year. The decrease was consistent with the decrease in sales. Overall, gross margins decreased as a percentage of sales from 33% to 30%. The decrease was mainly attributable to increased price competition.

      Gross research and development expenses decreased by $128,000 or 22%, from 2002 to 2003. As a percentage of total revenues, gross research and development expenses remained constant at 3%. Research and development expenses for the three months ended June 30, 2003, included the continuing development costs of the U-Scan Mobile Attendant device; the integration of an electronic signature capture interface and process; the integration of a biometric access interface and process; a lower profile, smaller footprint U-Scan system; the integration of the U-Scan systems to new point of sales systems, the improvement of the graphical user interface (GUI) and the development of the U-Scan Max, a dual takeaway belted station.

      Selling, general, administrative and operating lease expenses decreased by $1,080,000 or 14%, in 2003 compared to 2002. The decrease arose as a result of the closure of the facilities in Kentucky and Phoenix in December 2002, the 12% reduction in our workforce in February 2003 as well as an overall planned decrease in spending.

      We incurred a net loss of $1,217,000 in the quarter compared to net loss of $67,640 in 2002. On a per share basis, we lost $0.08 (basic and diluted) compared to $0.00 (basic and diluted) in 2002. For the quarter ended June 30, 2003, we recorded a tax recovery of $1,237,000. Included in that amount was a recovery of $175,000, which resulted from the reversal of foreign exchange gains that arose, for Canadian tax purposes, on the conversion into Canadian dollars of our net monetary assets denominated in U.S. dollars.

Liquidity and Capital Resources

      As of June 30, 2003, we had cash and short-term investments of $78,597,000 (December 31, 2002 - $85,762,000), and working capital of $105,242,000 (December 31, 2002 - $108,650,000).

      Operating activities used $5,830,000 of cash and cash equivalents in the first six months of 2003, compared to $10,369,000 used during the first six months of 2002. The reduction in the use of cash and cash equivalents is as a result of lower earnings in the second quarter of 2003, and lower balances of operating assets and liabilities.

      During the first six months of the year, we did not repurchase any shares for cancellation, whereas during the first six months of 2002, through our stock repurchase program, we repurchased for cancellation 535,100 Class "A" shares at an average price of $16.23, for a total consideration of $8,684,000. The stock repurchase program expired in March 2003.

      In the first six months of 2003, the Company invested $1,334,000 (2001- $2,038,000), to purchase property and equipment and intangibles, which principally related to computer equipment, leasehold improvements software, patents and license agreements.

      We believe that our cash, cash equivalents and short-term investments will be adequate to meet our needs for at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes to market risk, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

      As of June 12, 2003 (the "Evaluation Date"), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

      Kroger and three of its subsidiaries have also been sued by IAS in the State of Utah based upon the same issues underlying its suit filed against us in 1999. At our expense, our counsel is also defending Kroger and its subsidiaries in such action. Furthermore, we are contractually bound to indemnify Kroger for any damages that it may incur in connection with such suit.

      In March 2003, the claimant that sent the demand letters of 1999 and 2001 sent a third demand letter to us alleging infringement of additional patents. We are reviewing the claim asserted in the March 2003 demand letter with counsel and have not yet formed an opinion as to its merit or materiality to our business.

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

Item 4.

      We held our annual meeting of shareholders on June 19, 2003. The following resolutions were adopted:

                                          Votes
Resolution                  Votes For   Against   Withheld   Spoiled   Non-Voted
----------                  ---------   -------   --------   -------   ---------

Election of Directors (1)   9,447,091             344,824

Appointment of KPMG LLP    11,394,839             316,613
as Auditors

(1) The following directors were elected to hold office for the following period:

      Neil S. Wechsler and Thomas D. Murphy, to hold office until the close of the 2006 annual meeting of shareholders.

      The following directors did not stand for election and continue in office for the following respective periods:

      Henry M. Karp and Leon P. Garfinkle, each holding office until the close of the 2004 annual meeting of shareholders;

      Holden L. Ostrin, James S. Gertler and Sydney Sweibel, each to hold office until the close of the 2005 annual meeting of shareholders; and

      Jonathan J. Ginns, to hold office until the close of the 2006 annual meeting of shareholders.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
Number                               Exhibit
------                               -------
  31.1      Certification Pursuant to Section 302 of the Sarbanes-oxley Act of
            2002

  31.2      Certification Pursuant to Section 302 of the Sarbanes-oxley Act of
            2002

  32.1 Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8K - One report on Form 8K was filed on May 27, 2003 relating to the Company's Annual and Special Meeting of Shareholders held on June 19, 2003 (Item 5).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OPTIMAL ROBOTICS CORP.


Dated: August 13, 2003                   By: /s/ Holden L. Ostrin
                                             -----------------------------------
                                                 Holden L. Ostrin
                                                 Co-Chairman


                                         By: /s/ Gary S. Wechsler
                                             -----------------------------------
                                                 Gary S. Wechsler
                                                 Treasurer and Chief Financial
                                                 Officer