Form 10-Q
period 2003-09-30
OPTIMAL ROBOTICS CORP
filed 2003-10-30
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Yes |X| No |_|

At October 30, 2003, the registrant had 14,936,235 Class "A" shares (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OPTIMAL ROBOTICS CORP.
Consolidated Balance Sheets
(Unaudited)

September 30, 2003 and December 31, 2002
(expressed in US dollars)

========================================================================================================
                                                                        September 30,       December 31,
                                                                                 2003               2002
--------------------------------------------------------------------------------------------------------
                                                                                                (Audited)
Assets

Current assets:
     Cash                                                               $   9,986,277      $   9,615,348
     Short-term investments                                                66,531,393         76,146,586
     Accounts receivable, net of allowance for doubtful accounts of
       $243,188 ($316,494 at December 31, 2002)                            13,572,186          5,812,656
     Income taxes receivable                                                2,855,023          1,481,977
     Tax credits receivable                                                 1,104,408            728,408
     Inventories (note 4)                                                  23,762,767         22,656,666
     Future income taxes                                                           --            243,470
     Prepaid expenses and deposits                                          1,082,617            493,499
     ---------------------------------------------------------------------------------------------------
                                                                          118,894,671        117,178,610

Property and equipment                                                      7,535,332          6,562,344

Goodwill and other intangible assets (note 5)                              11,036,377          4,399,924

Future income taxes                                                         2,838,853          1,549,856

--------------------------------------------------------------------------------------------------------
                                                                        $ 140,305,233      $ 129,690,734
========================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:

     Bank indebtedness (note 6)                                         $   5,882,308      $          --
     Accounts payable and accrued liabilities                              10,011,716          7,134,379
     Deferred revenue                                                       3,934,540          1,394,455
     Future income taxes                                                       56,638                 --
     Current portion of long-term debt (note 7)                             2,384,182                 --
     ---------------------------------------------------------------------------------------------------
                                                                           22,269,384          8,528,834

Long-term debt (note 7)                                                     1,361,924                 --

Future income taxes                                                           520,759          1,700,870

Shareholders' equity:
     Share capital (note 8)                                               122,102,244        122,102,244
     Additional paid-in capital                                                 5,282              5,282
     Deficit                                                               (4,469,889)        (1,162,025)
     Cumulative translation adjustment                                     (1,484,471)        (1,484,471)
     ---------------------------------------------------------------------------------------------------
                                                                          116,153,166        119,461,030
Contingencies (note 9)

--------------------------------------------------------------------------------------------------------
                                                                        $ 140,305,233      $ 129,690,734
========================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Operations
(Unaudited)

Periods ended September 30, 2003 and 2002
(expressed in US dollars)

=========================================================================================================
                                            Three months ended                    Nine months ended
                                               September 30,                         September 30,
                                       ------------------------------      ------------------------------
                                               2003              2002              2003              2002
---------------------------------------------------------------------------------------------------------
Revenues                               $ 15,385,299      $ 21,390,215      $ 48,265,011      $ 61,309,059

Cost of sales                            10,507,148        14,266,242        32,856,633        40,242,297

---------------------------------------------------------------------------------------------------------
Gross margin                              4,878,151         7,123,973        15,408,378        21,066,762

Expenses (income):
     Selling, general and
       administrative                     5,624,688         7,209,416        17,958,103        20,690,925
     Research and development
       (note 10)                            268,053            46,338           790,805         1,155,257
     Amortization                           712,154           673,590         2,043,977         1,939,028
     Restructuring (note 11)                501,830                --           749,330                --
     Operating lease                        438,868           383,746         1,263,802         1,148,389
     Investment income                     (205,146)         (332,072)         (716,244)       (1,512,254)
     Foreign exchange                        22,337           (71,619)          195,469           (36,125)

     ----------------------------------------------------------------------------------------------------
                                          7,362,784         7,909,399        22,285,242        23,385,220

---------------------------------------------------------------------------------------------------------
Loss before income taxes                 (2,484,633)         (785,426)       (6,876,864)       (2,318,458)

(Recovery of) provision for
   income tax (note 12)                    (375,000)          616,101        (3,569,000)         (955,507)

---------------------------------------------------------------------------------------------------------
Net loss                               $ (2,109,633)     $ (1,401,527)     $ (3,307,864)     $ (1,362,951)
=========================================================================================================

Weighted average number of shares:
     Basic                               14,936,235        14,936,235        14,936,235        15,099,748
     Plus impact of stock options               831             2,655               419            57,136

---------------------------------------------------------------------------------------------------------
     Diluted                             14,937,066        14,938,890        14,936,654        15,156,884
=========================================================================================================

Loss per share (note 13):
     Basic                             $      (0.14)     $      (0.09)     $      (0.22)     $      (0.09)
     Diluted                                  (0.14)            (0.09)            (0.22)            (0.09)

=========================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Deficit
(Unaudited)

Periods ended September 30, 2003 and 2002
(expressed in US dollars)

=======================================================================================================
                                             Three months ended                 Nine months ended
                                                September 30,                     September 30,
                                         ----------------------------      ----------------------------
                                                2003             2002             2003             2002
-------------------------------------------------------------------------------------------------------
(Deficit) retained earnings,
   beginning of period                   $(2,360,256)     $ 4,203,781      $(1,162,025)     $ 8,475,146

Net loss                                  (2,109,633)      (1,401,527)      (3,307,864)      (1,362,951)

Excess of purchase price over
   book value of shares (note 8 (a))              --               --               --       (4,309,941)

-------------------------------------------------------------------------------------------------------
(Deficit) retained earnings,
   end of period                         $(4,469,889)     $ 2,802,254      $(4,469,889)     $ 2,802,254
=======================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Cash Flows
(Unaudited)

Periods ended September 30, 2003 and 2002
(expressed in US dollars)

======================================================================================================================
                                                           Three months ended                  Nine months ended
                                                              September 30,                       September 30,
                                                      ----------------------------      ------------------------------
                                                             2003             2002              2003              2002
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                         $(2,109,633)     $(1,401,527)     $ (3,307,864)     $ (1,362,951)
     Adjustments for:
         Amortization                                     712,154          673,590         2,043,977         1,939,028
         Future income taxes                             (155,000)         808,148        (2,169,000)         (452,960)
     Changes in operating assets and liabilities:
         Accounts receivable                            1,721,252       (3,710,154)       (4,280,173)      (14,139,066)
         Income taxes                                    (105,627)        (181,484)       (1,373,046)       (4,672,243)
         Tax credits receivable                           (46,000)        (862,665)         (376,000)         (268,016)
         Inventories                                      473,304        1,302,496         1,116,034        (1,947,245)
         Prepaid expenses and deposits                    288,528          238,568          (300,114)          416,668
         Accounts payable and
           accrued liabilities                           (326,097)      (3,939,820)         (799,754)         (593,346)
         Deferred revenue                              (2,225,853)      (2,483,733)        1,842,631         1,154,489
     -----------------------------------------------------------------------------------------------------------------
                                                       (1,772,972)      (9,556,581)       (7,603,309)      (19,925,642)

Cash flows from financing activities:
     Proceeds from demand loan                          5,882,308               --         5,882,308                --
     Repurchase of common shares                               --               --                --        (8,684,330)
     -----------------------------------------------------------------------------------------------------------------
                                                        5,882,308               --         5,882,308        (8,684,330)

Cash flows from investing activities:
     Business acquisition                              (5,882,268)              --        (5,882,268)               --
     Additions to property and equipment
       and intangible assets                             (306,560)        (772,408)       (1,640,995)       (2,810,586)
     Decrease in short-term
       investments                                      7,706,377        7,996,591         9,615,193        27,064,414
     -----------------------------------------------------------------------------------------------------------------
                                                        1,517,549        7,224,183         2,091,930        24,253,828

----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash during
   the period                                           5,626,885       (2,332,398)          370,929        (4,356,144)

Cash, beginning of period                               4,359,392        7,592,684         9,615,348         9,616,430

----------------------------------------------------------------------------------------------------------------------
Cash, end of period                                   $ 9,986,277      $ 5,260,286      $  9,986,277      $  5,260,286
======================================================================================================================

Supplemental disclosure to cash flow statement:
     Income taxes paid                                $        --      $        --      $         --      $  3,380,258
======================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements
(Unaudited)

Periods ended September 30, 2003 and 2002
(expressed in US dollars)

================================================================================

1.    Interim financial information:

      These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles. The unaudited balance sheet as at September 30, 2003 and the unaudited statements of operations, deficit and cash flows for the periods ended September 30, 2003 and 2002 reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods presented. The results of operations and cash flows for any quarter are not necessarily indicative of the results or cash flows for an entire year. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 2 of the annual consolidated financial statements for the year ended December 31, 2002. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual consolidated financial statements of the Company as at and for the year ended December 31, 2002.

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

            As explained in note 9 (a), the Company is contractually bound to indemnify a customer without limitiations for damages incurred in connection with a civil action. A reasonable estimate of the maximum potential amount the Company could be required to pay to counterparties cannot be made given the nature of the indemnification.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2003 and 2002
(expressed in US dollars)

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

3.    Business acquisition:

      On September 30, 2003, the Company acquired substantially all of the assets and the ongoing business of RBA Inc. ("RBA"), a company that provides hardware maintenance outsourcing services, including debit/credit card system maintenance and computer maintenance services, across Canada.

      The net assets acquired for cash are approximately $5.9 million (CA$8.0 million), subject to the determination of certain post closing adjustments, if any. The acquisition is accounted for by the Company using the purchase method and the results of RBA are consolidated with those of the Company from the date of acquisition.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2003 and 2002
(expressed in US dollars)

================================================================================

3.    Business acquisition (continued):

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at date of acquisition. The Company is in the process of finalizing its valuation of the net assets acquired, including the allocation to goodwill and to other intangible assets; thus, the allocation of the purchase price is subject to final modifications.

      =========================================================================
      Assets acquired:
          Accounts receivable                                      $  3,479,357
          Inventories                                                 2,222,135
          Property and equipment                                      1,798,528
          Prepaid expenses and deposits                                 289,004
          Goodwill and other intangible assets                        6,213,895
          ---------------------------------------------------------------------
                                                                     14,002,919

      Liabilities assumed:
          Accounts payable and accrued liabilities                   (3,677,091)
          Deferred revenue                                             (697,454)
          Current portion of long-term debt                          (2,384,182)
          Long-term debt                                             (1,361,924)
          ---------------------------------------------------------------------
                                                                     (8,120,651)
      -------------------------------------------------------------------------
      Net assets acquired for cash                                 $  5,882,268
      =========================================================================

4.    Inventories:

      =========================================================================
                                              September 30,         December 31,
                                                       2003                 2002
      --------------------------------------------------------------------------
                                                                       (Audited)

      Finished goods                           $  1,176,355         $  1,647,505
      Work in process                               958,503              355,853
      Raw materials                               4,295,151            4,468,785
      Replacement parts                          17,332,758           16,184,523
      --------------------------------------------------------------------------
                                               $ 23,762,767         $ 22,656,666
      =========================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2003 and 2002
(expressed in US dollars)

================================================================================

5.    Goodwill and other intangible assets:

      ====================================================================================
                                                                             September 30,
                                                                                      2003
      ------------------------------------------------------------------------------------
                                            Gross carrying     Accumulated        Net book
                                                    amount    amortization           value
      ------------------------------------------------------------------------------------
      Goodwill                                 $ 3,171,903     $   141,750     $ 3,030,153
      Customer list                                786,414         301,245         485,169
      Patent costs                               1,061,827          83,744         978,083
      License                                      371,266          42,189         329,077
      Goodwill and other intangible assets
        from acquisition (note 3)                6,213,895              --       6,213,895

      ------------------------------------------------------------------------------------
                                               $11,605,305     $   568,928     $11,036,377
      ====================================================================================

      ====================================================================================
                                                                              December 31,
                                                                                      2002
      ------------------------------------------------------------------------------------
                                                                                 (Audited)

                                            Gross carrying     Accumulated        Net book
                                                    amount    amortization           value
      ------------------------------------------------------------------------------------
      Goodwill                                 $ 3,171,903     $   141,750     $ 3,030,153
      Customer list                                786,414         183,283         603,131
      Patent costs                                 803,143          36,503         766,640

      ------------------------------------------------------------------------------------
                                               $ 4,761,460     $   361,536     $ 4,399,924
      ====================================================================================

6.    Bank indebtedness:

      The Company has credit facilities in the amount of approximately CA$11 million (US$8.1 million), which can be utilized in the form of loans or bankers' acceptances in Canadian dollars. At September 30, 2003, the Company utilized $5,882,308 of the facilities. The borrowings are due on demand and bear interest either at the bank's prime rate or the market rate for bankers' acceptances plus an acceptance fee of 0.75% per annum, depending on the form of the facility utilized. The facilities are secured by a first ranking moveable hypothec on short-term investments.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2003 and 2002
(expressed in US dollars)

================================================================================

7.   Long-term debt:

      =================================================================================================
                                                                                  2003             2002
      -------------------------------------------------------------------------------------------------
      Loans from suppliers as a result of the acquisition, bearing
        interest at 8%, unsecured, repayable in monthly instalments        $ 2,938,260     $         --

      Obligations under capital leases as a result of the acquisition,
        bearing interest at rates ranging from 7% to 13.6%                     807,846               --
      -------------------------------------------------------------------------------------------------
                                                                             3,746,106               --

      Less current portion                                                   2,384,182               --

      -------------------------------------------------------------------------------------------------
                                                                           $ 1,361,924     $         --
      =================================================================================================

      Repayments on long-term debt are as follows:

      =================================================================================================
                                                              Loans from        Capital
                                                               suppliers         leases           Total
      -------------------------------------------------------------------------------------------------
      Year ended September 30:
            2004                                             $ 1,958,839     $  425,343     $ 2,384,182
            2005                                                 979,421        278,873       1,258,294
            2006                                                      --        103,630         103,630
      -------------------------------------------------------------------------------------------------
                                                             $ 2,938,260     $  807,846     $ 3,746,106
      =================================================================================================

8.    Share capital:

      (a)   Changes in the issued and outstanding share capital were as follows:

            =============================================================================================
                                               September 30, 2003                  December 31, 2002
                                           ---------------------------      -----------------------------
                                               Number          Dollars          Number            Dollars
            ---------------------------------------------------------------------------------------------
                                                                                      (Audited)
             Balance, December 31,
               2002 and 2001               14,936,235     $122,102,244      15,471,335      $ 126,476,633

             Stock repurchase plan (i)             --               --        (535,100)        (4,374,389)

            ---------------------------------------------------------------------------------------------
             Balance, September 30, 2003
               and December 31, 2002       14,936,235     $122,102,244      14,936,235      $ 122,102,244
            =============================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2003 and 2002
(expressed in US dollars)

================================================================================

8.    Share capital (continued):

      (a)   (continued):

            (i) On February 26, 2002, the Board of Directors approved a stock repurchase plan authorizing the Company to purchase up to 750,000 of the Company's Class "A" shares in the open market commencing March 5, 2002 and ending March 4, 2003. During the nine months ended September 30, 2003, no shares were repurchased. As at December 31, 2002, 535,100 shares having a book value of $4,374,389 were repurchased for a total consideration of $8,684,330. The excess of the purchase price over book value of the shares in the amount of $4,309,941 was charged to retained earnings.

      (b)   Stock options:

            Details of all outstanding stock options are as follows:

            ====================================================================
                                                                Weighted average
                                                                  exercise price
                                                     Number            per share
            --------------------------------------------------------------------

            Balance, December 31, 2002            4,799,525          $     22.88
            Expired/cancelled                    (4,794,525)               22.89
            --------------------------------------------------------------------
            Balance, September 30, 2003               5,000          $      6.40
            ====================================================================

            On July 16, 2003, the Board of Directors approved the cancellation of all options issued and outstanding under the Company's stock option plan, subject to the agreement of the option holders. All such options were cancelled as of July 31, 2003. The 5,000 stock options that remain outstanding were issued outside of the Company's stock option plan, to two consultants who are not employees of the Company.

9.    Contingencies:

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

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2003 and 2002
(expressed in US dollars)

================================================================================

9.    Contingencies:

      (a)   (continued):

            No amounts have been specified in these actions. Consequently, it is not possible at this time to make an estimate of the amount of damages, if any, that may result and, accordingly, no provision has been made in these financial statements with respect to the above claims. The Company believes the first claimant's action and the second claimant's 1999 and 2001 claims to be without merit and intends to vigorously defend its position. The Company is finalizing its review of the second claimant's March 2003 claim with counsel, and has not yet formed an opinion as to its merit or materiality to the Company's business.

      (b) The Company is party to litigation arising in the normal course of operations. The Company does not expect the resolution of such matters to have a materially adverse effect on the financial position or results of operations of the Company.

10.   Research and development:

      =======================================================================================
                                      Three months ended               Nine months ended
                                         September 30,                    September 30,
                                   ------------------------      ----------------------------
                                        2003           2002             2003             2002
      ---------------------------------------------------------------------------------------
      Research and development
        expenses                   $ 314,053      $ 909,003      $ 1,166,805      $ 2,317,922
      Less tax credits               (46,000)      (862,665)        (376,000)      (1,162,665)

      ---------------------------------------------------------------------------------------
                                   $ 268,053      $  46,338      $   790,805      $ 1,155,257
      =======================================================================================

11.   Restructuring:

      In February and August 2003, the Company reduced its workforce in an effort to increase operating efficiencies, decrease overall general and administrative expenses and improve financial results. In total, the Company incurred charges of $749,330 related primarily to severance in 2003, of which a provision of $68,953 is included in accounts payable and accrued liabilities at September 30, 2003 in the consolidated balance sheets.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2003 and 2002
(expressed in US dollars)

================================================================================

12.   Income taxes:

      The income tax provision differs from the amount computed by applying the combined Canadian federal and provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

      ==================================================================================================
                                              Three months ended                 Nine months ended
                                                 September 30,                      September 30,
                                          ----------------------------      ----------------------------
                                                 2003             2002             2003             2002
      --------------------------------------------------------------------------------------------------

      Loss before income taxes            $(2,484,633)     $  (785,426)     $(6,876,864)     $(2,318,458)
      ==================================================================================================

      Combined Canadian federal and
        provincial income taxes           $  (823,904)     $  (282,753)     $(2,280,368)     $  (834,645)
      Foreign exchange (1)                    (77,542)       1,393,952       (1,496,524)          67,789
      Benefit of losses not recorded          580,209               --          829,252               --
      Permanent differences and other          24,102         (421,317)        (327,859)         (65,031)
      Difference in tax rates in
        foreign jurisdictions                 (77,865)         (73,781)        (293,501)        (123,620)
      --------------------------------------------------------------------------------------------------
      (Recovery of) provision for
        income tax                        $  (375,000)     $   616,101      $(3,569,000)     $  (955,507)
      ==================================================================================================

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

      The (recovery of) provision for income taxes is composed of the following:

      ==================================================================================================
                                               Three months ended                 Nine months ended
                                                   September 30,                     September 30,
                                           ---------------------------      ----------------------------
                                                 2003             2002              2003            2002

      --------------------------------------------------------------------------------------------------
      Current income taxes                 $ (220,000)     $  (192,047)     $ (1,400,000)     $ (502,547)
      Future income taxes                    (155,000)         808,148        (2,169,000)       (452,960)
      --------------------------------------------------------------------------------------------------
                                           $ (375,000)     $   616,101      $ (3,569,000)     $ (955,507)
      ==================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2003 and 2002
(expressed in US dollars)

================================================================================

13.   Earnings per share:

      Stock-based compensation:

      If the fair value-based accounting method under CICA Handbook Section 3870 had been used to account for stock-based compensation costs relating to exempt options issued to employees during the three-month and nine-month periods ended September 30, 2003 and 2002, the net earnings and related earnings per share figures would be as follows:

      ========================================================================================================
                                                Three months ended                   Nine months ended
                                                   September 30,                        September 30,
                                       ---------------------------------     ---------------------------------
                                                 2003               2002               2003               2002
      --------------------------------------------------------------------------------------------------------
      Reported loss                    $   (2,109,633)    $   (1,401,527)    $   (3,307,864)    $   (1,362,951)
      Deduct:
        Total stock-based employee
        compensation expense
        determined under fair
        value-based method for all
        awards, net of related
        taxes of nil                         (690,667)          (814,824)        (1,393,340)       (17,756,274)
      --------------------------------------------------------------------------------------------------------
                                       $   (2,800,300)    $   (2,216,351)    $   (4,701,204)    $  (19,119,225)
      ========================================================================================================

      Loss per share:
         Basic:
              As reported              $        (0.14)    $        (0.09)    $        (0.22)    $        (0.09)
              Pro forma                         (0.19)             (0.15)             (0.31)             (1.27)
         Diluted:
              As reported                       (0.14)             (0.09)             (0.22)             (0.09)
              Pro forma                         (0.19)             (0.15)             (0.31)             (1.27)
      ========================================================================================================

      No options were granted in the period prior to July 16, 2003, the date the Board of Directors approved the cancellation of all options issued and outstanding under the Company's stock option plan (see note 8 (b)). The pro forma adjustment relates to the amortization of compensation cost for options granted after January 1, 2002 over the vesting periods.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2003 and 2002
(expressed in US dollars)

================================================================================

14.   Segmented information:

      The Company operates in one segment, the development, marketing, installation, servicing and sale of automated transaction products designed for use in the retail sector. Substantially all of the Company's revenue is derived from sales to retailers located in the United States and is denominated in U.S. dollars.

     Revenues and cost of sales by products are as follows:

      =================================================================================================
                                          Three months ended                  Nine months ended
                                             September 30,                       September 30,
                                    -------------------------------     -------------------------------
                                             2003              2002              2003              2002
      -------------------------------------------------------------------------------------------------
      Revenues:
          Systems, parts and
            others                  $  10,785,092     $  17,497,693     $  35,261,144     $  49,780,132
          Hardware and software
            maintenance                 4,600,207         3,892,522        13,003,867        11,528,927

      -------------------------------------------------------------------------------------------------
                                    $  15,385,299     $  21,390,215     $  48,265,011     $  61,309,059
      =================================================================================================

      Cost of sales:
          Systems, parts and
            others                  $   7,109,864     $  10,513,195     $  23,326,454     $  29,850,393
          Hardware and software
            maintenance                 3,397,284         3,753,047         9,530,179        10,391,904

      -------------------------------------------------------------------------------------------------
                                    $  10,507,148     $  14,266,242     $  32,856,633     $  40,242,297
      =================================================================================================

      Property and equipment, goodwill and other intangible assets by geographic area are as follows:

      =================================================================================================
                                                                         September 30,     December 31,
                                                                                  2003             2002
      -------------------------------------------------------------------------------------------------
                                                                                              (Audited)
     Canada                                                             $   13,802,474    $   5,811,631
     United States                                                           4,769,236        5,150,637

      -------------------------------------------------------------------------------------------------
                                                                        $   18,571,710    $  10,962,268
      =================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2003 and 2002
(expressed in US dollars)

================================================================================

15. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP:

      (a)   Consolidated statement of operations:

            The reconciliation of earnings reported in accordance with Canadian GAAP with U.S. GAAP is as follows:

            ===================================================================================================
                                                 Three months ended                    Nine months ended
                                                    September 30,                        September 30,
                                           --------------------------------      ------------------------------
                                                    2003               2002               2003             2002
            ---------------------------------------------------------------------------------------------------
            Net loss in accordance
              with Canadian GAAP           $  (2,109,633)     $  (1,401,527)     $  (3,307,864)     $(1,362,951)
            Stock-based
              compensation (i)                        --                 --                 --        9,778,143

            ---------------------------------------------------------------------------------------------------
            Net (loss) earnings in
              accordance with
              U.S. GAAP                    $  (2,109,633)     $  (1,401,527)     $  (3,307,864)     $ 8,415,192
            ===================================================================================================

            (Loss) earnings per share:
                 Basic                     $       (0.14)     $       (0.09)     $       (0.22)     $      0.56
                 Diluted                           (0.14)             (0.09)             (0.22)            0.56

            ===================================================================================================

            The weighted average number of common shares outstanding for purposes of determining basic and diluted earnings (loss) per share is the same as that disclosed for Canadian GAAP purposes.

            (i)   Stock-based compensation:

                  For stock-based compensation plans with employees, as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), the Company has chosen to use the intrinsic value method, which requires compensation costs to be recognized on the difference, if any, between the quoted market price of the stock at the grant date and the amount the individual must pay to acquire the stock. Prior to the cancellation of the outstanding stock options referred to in note 8 (b), certain of the Company's stock options were variable because the exercise price was not known until the options were exercised. As a result, compensation cost was measured on the date the options are exercised.

                  Under Canadian GAAP, the Company uses the settlement method of accounting for options and compensation expense is not recognized.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2003 and 2002
(expressed in US dollars)

================================================================================

15. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP (continued):

      (a)   Consolidated statement of operations (continued):

            (i)   Stock-based compensation (continued):

                  If the fair value-based accounting method under SFAS No. 123 had been used to account for stock-based compensation costs relating to options and warrants issued to employees, the net earnings and related earnings per share figures under U.S. GAAP would be as follows for the three-month and nine-month periods ended September 30:

                  =======================================================================================================
                                                        Three months ended                      Nine months ended
                                                           September 30,                          September 30,
                                                 ---------------------------------     ----------------------------------
                                                           2003               2002               2003                2002
                  -------------------------------------------------------------------------------------------------------
                  Reported net (loss)
                    earnings                     $   (2,109,633)    $   (1,401,527)    $   (3,307,864)     $    8,415,192

                  Add: Stock-based
                    employee compensation
                    (income)
                    determined under the
                    intrinsic value method
                    included in reported
                    net earnings, net of
                    related taxes of nil                     --                 --                 --          (9,778,143)
                  Deduct: Total stock-based
                    employee compensation
                    expense determined
                    under fair value method
                    for all awards, net of
                    related taxes of nil               (878,182)          (622,462)       (10,134,477)        (30,754,928)
                  -------------------------------------------------------------------------------------------------------
                  Pro forma net loss             $   (2,987,815)    $   (2,023,989)    $  (13,442,341)     $  (32,117,879)
                  =======================================================================================================

                  (Loss) earnings per share:
                    Basic:
                       As reported               $        (0.14)    $        (0.09)    $        (0.22)     $         0.56
                       Pro forma                          (0.20)             (0.14)             (0.90)              (2.13)
                    Diluted:
                       As reported                        (0.14)             (0.09)             (0.22)               0.56
                       Pro forma                          (0.20)             (0.14)             (0.90)              (2.13)
                  =======================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2003 and 2002
(expressed in US dollars)

================================================================================

15. Additional disclosures required by U.S. GAAP and differences between Canadian GAAP and U.S. GAAP (continued):

      (a)   Consolidated statement of operations (continued):

            (ii)  Recent accounting pronouncements:

                  In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46). Its consolidation provisions are applicable for all newly created entities and are applicable to existing entities as of the beginning of the first interim or annual reporting period beginning after December 15, 2003. With respect to entities that do not qualify to be assessed for consolidation based on voting interests, FIN 46 generally requires a company that has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both, to consolidate that variable interest entity. For periods prior to FIN 46's effective date, certain disclosures will be required if it is reasonably possible that the Company will have a significant variable interest in or be the primary beneficiary of a variable interest entity when FIN 46 guidance is effective. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

      (b)   Consolidated balance sheets:

            ======================================================================================================
                                               September 30, 2003                     December 31, 2002
                                            --------------------------------      --------------------------------
                                                 Canadian                 US           Canadian                 US
                                                     GAAP               GAAP               GAAP               GAAP
            ------------------------------------------------------------------------------------------------------
                                                                                            (Audited)
            Shareholders' equity:
                 Share capital              $ 122,102,244      $ 164,558,807      $ 122,102,244      $ 164,558,807
                 Additional paid-in
                    capital                         5,282         29,862,009              5,282         29,862,009
                 Deficit                       (4,469,889)       (75,249,417)        (1,162,025)       (71,941,553)
                 Cumulative translation
                   adjustment                  (1,484,471)                --         (1,484,471)                --
                 Accumulated other
                   comprehensive loss                  --         (3,018,233)                --         (3,018,233)
            ------------------------------------------------------------------------------------------------------

                                            $ 116,153,166      $ 116,153,166      $ 119,461,030      $ 119,461,030
            ======================================================================================================

16.   Comparative figures:

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


      Additional risks and uncertainties relating to the provision of hardware maintenance and repair services, and the anticipated increase in the proportion of our overall revenues and expenses that will be attributable to service as a result of our recent acquisition of the RBA hardware maintenance outsourcing services business (see "Overview - Acquisition of RBA" below), include the following: we might not successfully integrate the RBA business into our service organization; our ability to successfully integrate the RBA business is dependent on the services of a certain of our senior officers and key personnel, the loss of any of whom could adversely effect our business and results of operations; the majority of our service revenues are contract-based - any reduction in contract-based revenue, whether due to our failure to renew existing customer contracts or to enter into contracts with new customers, or our inability to properly estimate our costs in establishing our fixed fees under such contracts, would negatively effect our operating results; the hardware maintenance and repair service industry is highly competitive; end-users and original equipment manufacturers (each, an "OEM") of hardware systems could determine to reduce their outsourcing of maintenance and repair services, which would have an adverse effect on our business and results of operations; we from time to time will have only a single supplier for a particular spare part which, in some cases, may be the OEM for such spare part. Should a supplier be unwilling or unable to supply any part or component in a timely manner, our business could be adversely affected; and we must maintain a large inventory of spare parts in order to service our customers. Any decrease in demand for our services or changes in technology used by our customers could result in spare parts becoming excess, obsolete or otherwise unusable, which could have a material adverse effect on our business, financial results and results of operations.

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

      The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2002, and the foregoing factors. All dollar amounts are expressed in U.S. dollars and, other than those expressed in millions of dollars, have been rounded to the nearest thousand.

      We prepare our consolidated financial statements in accordance with accounting principles which are generally accepted in Canada with a reconciliation to accounting principles generally accepted in the United States, as disclosed in note 15 of the notes to our interim consolidated financial statements for the period ended September 30, 2003, which are included in Part 1, Item 1. "Financial Statements."

Overview

      We are a leading North American provider of self-checkout systems to retailers and field services to retail, financial services and other third-party accounts. Our principal product is the U-Scan automated self-checkout system, which enables shoppers to scan, bag and pay for their purchases with little or no assistance from store personnel. We also provide hardware maintenance and repair throughout North America through a network of field technicians and our repair facilities, located in Santa Ana, California and in Canada in Montreal, Quebec, Toronto, Ontario and Calgary, Alberta.

      The U-Scan system can be operated quickly and easily by shoppers and makes the checkout process more convenient. The U-Scan system reduces the cost of checkout transactions to retailers and addresses labour shortage problems by replacing manned checkout counters with our automated self-checkout stations.

      We have traditionally targeted supermarket and supercenter chains in the United States, and more recently have targeted such chains in Canada. In 2002, our Business Development Group was established to support our efforts to expand our self-checkout business into new markets, which include drug stores, convenience stores (including gas station mini-marts), big box retailers (including warehouse stores and home improvement stores), electronics stores, office superstores, toy stores and general merchandise stores. Through our United Kingdom subsidiary, we have installed systems in the stores of a leading independent co-operative society and another customer has scheduled initial store installations for this year and is working on a roll out schedule. Several other U.K. retailers have or are about to install our U-Scan systems in their stores on a trial basis.

Acquisition of RBA

      On September 30, 2003, we acquired substantially all the assets and the ongoing business of RBA Inc. ("RBA"), a privately held company based in Montreal, Quebec, which provides hardware maintenance outsourcing services, including debit/credit card system maintenance and computer maintenance services across Canada. The net assets acquired for cash is approximately CA$8.0 million, or US$5.9 million, subject to the determination of certain post-closing adjustments, if any. See note 3 of the notes to our interim consolidated financial statements for the period ended September 30, 2003, which are included in Part 1, Item 1. "Financial Statements." The acquisition was completed on the last day of the third quarter and therefore had no impact on our earnings for the quarter.

      We believe that the RBA acquisition presents a number of synergies. The acquisition expands our customer base in Canada and allows us to increase our service offerings to customers. For the existing customers of the RBA business, we expect that our broader base of knowledge and greater resources will allow us to provide increased service levels and thereby increase customer satisfaction.

      The acquired business employs approximately 550 people and operates a network of approximately 35 hubs across Canada.

New accounting policy

      On January 1, 2003, we adopted the new recommendations of the Canadian Institute of Chartered Accountants ("CICA"), Accounting Guideline 14, "Disclosure of Guarantees", which clarifies disclosure requirements for certain guarantees. The guideline does not provide guidance on the measurement and recognition of a guarantor's liability for obligations under guarantees. The guideline defines a guarantee to be a contract that contingently requires us to make payments to a third party based on (i) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (ii) failure of another party to perform under an obligating agreement or (iii) failure of another party to pay its indebtedness when due. See note 2(a) of the notes to our interim consolidated financial statements for the period ended September 30, 2003, which are included in Part 1, Item 1. "Financial Statements."

Trends in our revenues and cost of sales

      Our most important customers, the retail supermarket chains, continue to deal with difficult economic and competitive conditions. This has caused the retail supermarket industry to significantly reduce generalized spending. As a result, capital spending continues to lag and retailer demand for self-checkout remains fragile. Under these current business conditions, we do not expect demand for self-checkout to increase in the near future and we believe that our business will continue to be challenging. In an effort to improve operating efficiency and productivity in the face of our currently declining revenue base from product sales, we reduced our workforce by approximately 45 people in February 2003 and again by approximately 45 people in August 2003, for a total approximating 17% of our workforce as at the beginning of the year. We also reduced, starting in the fourth quarter, compensation for management and certain of our employees. We anticipate annual savings of approximately $5.5 million from these initiatives. Service revenue from hardware and software maintenance increased by $1,475,000, or 13%, from 2002 to 2003. See "Results of Operations - First Nine Months of 2003 Compared with First Nine Months of 2002" below. Service revenue from hardware maintenance will increase significantly during the fourth quarter of 2003 and thereafter due to our acquisition of the RBA business.

Financial Condition

      Our cash and short-term investment portfolio amounted to $76,518,000 as at September 30, 2003, compared to $85,762,000 as at December 31, 2002. The decrease is mainly attributable to cash used in operations, and additions to property and equipment and other intangible assets in the first nine months of 2003. Our portfolio of short-term investments consists of short-term discounted notes. Our investments are liquid and of the highest investment grade. The portfolio is invested in U.S. and Canadian dollar denominated securities, which are short-term to minimize interest rate risk.

      On September 30, 2003, we acquired substantially all of the assets and the ongoing business of RBA. See "Overview - Acquisition of RBA" above. The acquisition was financed with available credit facilities. See note 3 of the notes to our interim consolidated financial statements for the period ended September 30, 2003, which are included in Part 1, Item 1. "Financial Statements."

      Our inventory position at September 30, 2003 was $23,763,000, up from $22,657,000 at the end of 2002. The increase is primarily due to the acquisition of replacement parts inventory pursuant to the RBA acquisition. We believe that, considering our current installed base, the level of replacement parts is appropriate for the current servicing and support of our customers.

      We have long-term debt of $3,746,000, which we assumed in partial satisfaction of the RBA acquisition purchase price. We had no long-term debt as at December 31, 2002. Shareholders' equity as at September 30, 2003 was $116,153,000 as compared to $119,461,000 as at December 31, 2002. The decrease is primarily attributable to the net loss for the nine-month period.

Results of Operations

First Nine Months of 2003 Compared with First Nine Months of 2002

      Total revenues decreased by $13,044,000, or 21%, in the first nine months of the year compared to last year. Systems and parts revenues declined by $14,519,000, or 29%, due to a decrease in orders from customers, which we attribute primarily to the reluctance of major retailers to spend on capital as a result of the continued economic weakness throughout North America. Service revenue from hardware and software maintenance increased by $1,475,000, or 13%, from 2002 to 2003, primarily due to the increase in the number of U-Scan(R) self-checkout systems installed in the stores of our existing customers. In total, service revenue accounted for approximately 27% of our total revenues in 2003 as compared to approximately 19% for the same period in 2002.

      Total cost of sales decreased by $7,386,000, or 18%, in the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002. The decrease was consistent with the decrease in sales. Overall, gross margins decreased as a percentage of sales from 34% to 32%. The decrease was mainly attributable to changes in our revenue mix, specifically the increased percentage of total revenues attributable to service, and to increased price competition for systems and parts.

      Gross research and development expenses decreased by $1,151,000, or 50%, from 2002 to 2003, primarily due to the decrease in our workforce. As a percentage of total revenues, gross research and development expenses decreased from 3.8% to 2.4%. Notwithstanding the reduction in our workforce, research and development activities during the nine-month period ended September 30, 2003 included the continuing development of the U-Scan Mobile Attendant(TM) device; development of alternative security verification techniques; the development of attendant functions integrated into self-checkout units; a lower profile, smaller footprint U-Scan system; the integration of the U-Scan systems to new point of sales systems; the improvement of the graphical user interface (GUI); and the development of the U-Scan Max(TM), a dual takeaway belted station.

      Selling, general, administrative and operating lease expenses decreased by $2,617,000, or 12%, in 2003 compared to 2002. The decrease is primarily attributable to the closure of our facilities in Kentucky and Phoenix in December 2002, the reductions in our workforce made in February and August 2003, as well as an overall budgeted decrease in spending. As a percentage of total revenues, these expenses increased from 36% to 40%, due to the decrease in our revenues in 2003 compared to 2002.

      We reduced our workforce in an effort to increase operating efficiencies, decrease overall general and administrative expenses and improve financial results. During the nine months ended September 30, 2003, we incurred restructuring charges of approximately $749,000 related primarily to severance.

      Our net loss was $3,308,000 in the nine-month period ended September 30, 2003 compared to a net loss of $1,363,000 in the corresponding period in 2002. On a per share basis, we lost $0.22 (basic and diluted) compared to a loss of $0.09 (basic and diluted) in 2002. For the nine-month period ended September 30, 2003, we recorded a tax recovery of $3,569,000. Included in that amount was a recovery of $1,497,000, which resulted from the reversal of previously recorded foreign exchange gains that arose, for Canadian tax purposes, on the conversion into Canadian dollars of our net monetary assets denominated in U.S. dollars.

Third Quarter of 2003 Compared with Third Quarter of 2002

      Total revenues decreased by $6,005,000, or 28%, in the third quarter of the year compared to last year. Systems and parts revenues declined $6,713,000, or 38%, due to a decrease in orders from customers, which we attribute primarily to the reluctance of major retailers to spend on capital, as a result of the continued economic weakness throughout North America. Service revenue from hardware and software maintenance increased $708,000, or 18%, from 2002 to 2003, due to the increase in the number of U-Scan self-checkout systems installed in the stores of our existing customers. In total, service revenue accounted for approximately 30% of our total revenues in the third quarter of 2003 as compared to approximately 18% in the third quarter of 2002.

      Total cost of sales decreased by $3,759,000, or 26%, in the third quarter of 2003 as compared to the same period last year. The decrease was consistent with the decrease in sales. Overall, gross margins decreased as a percentage of sales from 33% to 32%. The decrease was mainly attributable to changes in our revenue mix, specifically the increased percentage of total revenues attributable to service, and to increased price competition for systems and parts.

      Gross research and development expenses decreased by $595,000, or 65%, from 2002 to 2003, primarily due to the decrease in our workforce. As a percentage of total revenues, gross research and development expenses decreased from 4% to 2%. Notwithstanding the reduction in our workforce, research and development activities during the three-month period ended September 30, 2003 included the continuing development of the U-Scan Mobile Attendant device; development of alternative security verification techniques; the development of attendant functions integrated into self-checkout units; a lower profile, smaller footprint U-Scan system; the integration of the U-Scan systems to new point of sales systems; the improvement of the graphical user interface (GUI); and the development of the U-Scan Max, a dual takeaway belted station.

      Selling, general, administrative and operating lease expenses decreased by $1,530,000, or 20%, in 2003 compared to 2002. The decrease is primarily attributable to the closure of our facilities in Kentucky and Phoenix in December 2002, the reductions in our workforce made in February and August 2003, as well as an overall budgeted decrease in spending.

      We incurred a net loss of $2,110,000 in the quarter compared to net loss of $1,402,000 in 2002. On a per share basis, we lost $0.14 (basic and diluted) compared to $0.09 (basic and diluted) in 2002.

Liquidity and Capital Resources

      As of September 30, 2003, we had cash and short-term investments of $76,518,000 (December 31, 2002 - $85,762,000), and working capital of
$96,625,000 (December 31, 2002 - $108,650,000).

      Operating activities used $7,603,000 of cash in the first nine months of 2003, compared to $19,926,000 used during the first nine months of 2002. The reduction in the use of cash resulted primarily from lower balances of operating assets and liabilities, primarily accounts receivable at September 30, 2003 compared to September 30, 2002.

      During the first nine months of 2003, we did not repurchase any shares for cancellation, whereas during the first nine months of 2002, through our stock repurchase program, we repurchased for cancellation 535,100 Class "A" shares at an average price of $16.23, for a total consideration of $8,684,000.

      In the first nine months of 2003, we invested $1,641,000 (2002- $2,811,000), to purchase property and equipment and intangible assets, which principally related to computer equipment, leasehold improvements, software, patents and license agreements. The cash portion of the RBA acquisition purchase price was financed with available bank credit facilities. We intend to reimburse this financing using cash flow from operations.

      We believe that our cash and short-term investments will be adequate to meet our needs for at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes to market risk, as discussed in our Form 10-K annual report for the year ended December 31, 2002.

Item 4. Controls and Procedures

      As of September 30, 2003 (the "Evaluation Date"), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

      In March 2003, the claimant that sent the demand letters of 1999 and 2001 sent a third demand letter to us alleging infringement of additional patents. We are finalizing our review of the claim asserted in the March 2003 demand letter with counsel and have not yet formed an opinion as to its merit or materiality to our business.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

 Exhibit
  Number                               Exhibit
  ------    --------------------------------------------------------------------

  10.14 Asset Purchase Agreement dated September 30, 2003 among Optimal Services Group Inc., RBA Inc. and Richard Besner , to which Optimal Robotics Corp. intervened.

  31.1      Certification pursuant to Section 302 of the Sarbanes - Oxley Act of
            2002.

  31.2      Certification pursuant to Section 302 of the Sarbanes - Oxley Act of
            2002.

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

                                               OPTIMAL ROBOTICS CORP.


Dated: October 30, 2003                   By:  /s/ Holden L. Ostrin
                                              ----------------------------------
                                                   Holden L. Ostrin
                                                   Co-Chairman


                                          By: /s/ Gary S. Wechsler
                                              ----------------------------------
                                                  Gary S. Wechsler
                                                  Treasurer and Chief Financial
                                                  Officer