Form 10-K
period 2003-12-31
OPTIMAL ROBOTICS CORP
filed 2004-03-10
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               -------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X| .

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

      Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2003 (computed by reference to the last reported sale price of the Class "A" shares on the Nasdaq Stock Market on such date): $108,660,986. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.

      Number of Class "A" shares outstanding at March 3, 2004: 14,936,235

      DOCUMENTS INCORPORATED BY REFERENCE: NONE

      In this Form 10-K, except where otherwise indicated, references to "dollars" or "$" are to United States dollars, references to "Cdn.$" are to Canadian dollars, and references to our "common shares" are to our Class "A" shares.

Item 1. BUSINESS

Company Overview

      Optimal is a leading North American provider of self-checkout systems to retailers and depot and field services to retail, financial services and other third-party accounts. Optimal has approximately 1,000 employees, which includes approximately 800 software and hardware professionals, and facilities in Montreal, Quebec, Plattsburgh, New York, Santa Ana, California, and Toronto, Ontario and operations throughout North America.

      Through the Optimal Services Group ("OSG"), Optimal offers its customers a single-source solution for many of their computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. Optimal also provides multi-vendor parts repair and refurbishment and inventory management services as part of its logistics services portfolio. We believe that we are a significant independent (i.e., not affiliated with an original equipment manufacturer, or "OEM") provider of these services across a broad range of computing environments. We deliver our services through an extensive service organization located in more than 35 service locations throughout the United States and Canada.

      Optimal has recently entered into a number of agreements and has completed certain transactions that have been done in connection with Optimal pursuing a strategy of repositioning its business activities with the goal of enhancing potential long-term financial results. As a result of these transactions, Optimal will likely have a more balanced and stable business mix and, combined with our strong balance sheet, continued opportunities to grow our business on a more strategic basis. At the same time, we will monitor our business activities and intend to take advantage of strategic and transactional opportunities that may arise.

      On September 30, 2003, we purchased the service business of RBA Inc, which is now operated by OSG.Our service business includes field support and on-site services, remote technical support, and repair centers. Our solid infrastructure, based upon repair, logistics and call center facilities and supported by field technicians, serves as the foundation for the quality service and support provided to our customers on a daily basis.

      On January 20, 2004, we announced a strategic business combination with Terra Payments Inc. We believe that this combination will provide us with a superior platform for enhanced growth and financial results and, following completion of the transaction, it is intended for Terra Payments to be renamed Optimal Payments Inc. The completion of the transaction is subject to certain conditions, including approval by the shareholders of both companies and regulatory approvals. The transaction is expected to be completed by mid-April 2004. Terra Payments is a growing presence in the payment processing industry and provides technology and services that businesses require to accept credit card, electronic check and direct debit payments. Terra Payments processes credit card payments primarily for non-face-to-face transactions, including mail-order/telephone-order, licensed online gaming and other online merchants, as well as for retail point-of-sale merchants. Terra Payments also processes checks and direct debits online and by telephone. It is headquartered in Montreal, Quebec with operations throughout North America and in the United Kingdom.

      On February 15, 2004, Optimal and NCR Corporation ("NCR") entered into an agreement in principle for NCR to acquire Optimal's self-checkout business for $30 million. The agreement covers the self-checkout systems and services marketed by Optimal, under the U-Scan(R) brand. Completion of the transaction is subject to execution of definitive documentation, approval by Optimal shareholders, receipt of certain third-party consents and approvals, and other customary conditions. Optimal has agreed to pay NCR a termination fee under certain circumstances. The transaction is expected to close by mid-April 2004.

      On March 1, 2004, Optimal announced the completion of the acquisition of the hardware service division of Systech Retail Systems at a net cost of $3 million, subject to certain post-closing adjustments. Optimal believes that the combination of the Systech hardware service division with Optimal's existing service organization will contribute positively to Optimal's financial results in 2004 and should add over $11 million in annual revenues.

      Subject to the completion of our merger with Terra Payments and the sale of our self-checkout business, we will operate in two segments: the payment processing business, through Optimal Payments, and the service business, through OSG.

Our Corporate Information

      Our company was formed in 1984 and is incorporated under the federal laws of Canada. We commenced our self-checkout business in 1991. Our principal office is located at 4700 de la Savane, Suite 101, Montreal, Quebec, H4P 1T7, and our telephone number is (514) 738-8885. We have three subsidiaries: Optimal Robotics Inc., a wholly-owned Delaware corporation; Optimal Services Group Inc. (formerly Optimal Robotics (Canada) Corp.), a wholly-owned Canadian corporation; and Optimal Robotics Plc, a majority-owned United Kingdom corporation.

Our Industry Segments

      Our U-Scan automated self-checkout systems have traditionally been targeted towards supermarket and supercenter chains in North America and, more recently, the United Kingdom. Initial results from our efforts to expand into new markets fostered our belief that the potential market for self-checkout solutions includes applications beyond supermarkets and supercenters. See "Business - Our Customers," below. The U-Scan system, which can be quickly and easily operated, addresses shoppers' needs in each of these markets, by providing them with greater customer service and more control over the checkout process. In addition to providing stores with a dependable and economical alternative to maintaining cashiers in both express and regular checkout lanes, we believe that self-checkout systems allow large retailers to offer shoppers the speed of a smaller, convenience store while maintaining the greater selection and lower prices that a larger store generally offers.

      Our service division, OSG, was established with a specific focus on the installation and service of our U-Scan self-checkout systems and gradually expanded to provide multi-vendor hardware maintenance outsourcing services and repair capabilities. Our service business includes preventive and remedial maintenance, field service dispatch, support and on-site services, remote technical monitoring and support, and repair centers.

Our Customers

Our most significant self-checkout customers have been supermarkets and supercenters, including the following retailers:

      o     The Kroger Co.

      o     The Great Atlantic & Pacific Tea Company, Inc. (A&P)

      o     Loblaw Companies Limited

      o Ahold NV (which includes Bi-Lo, Tops, Giant Food and Stop & Shop in the United States)

      A majority of the systems that we sold in 2003 were sold to The Kroger Co. through its various divisions and affiliates. The loss of this customer would have a material adverse effect upon our self-checkout business and our company.

      Our most significant service customers include financial institutions, retailers, government agencies, including video lottery repair, small and medium business enterprises ("SME's"), manufacturers as well as small office/home clientele.

      Our service clientele benefit from the following services:

      o debit/credit card and POS maintenance services as well as kiosk and peripheral device repair services,

      o computer maintenance services for their mission critical computer systems, other POS equipment and software support services,

      o     reliance on our staging, integration and depot services,

      o outsourcing of our hardware maintenance services to agents that lease or sell debit/credit card systems and ATMs, and

      o     software support, warranty management, and bring- in centers.

Our Competitive Advantages

      In the self-checkout market, we believe that the following competitive advantages have helped us become a leading provider of systems to retailers in North America:

      o a large installed base of self-checkout systems in North America and well-established relationships with leading retailers,

      o     an established brand name and corporate identity,

      o ten years' experience and expertise in designing self-checkout solutions for retailers,

      o     a focused business strategy targeting the self-checkout market,

      o a senior management team and experienced sales force familiar with the needs of retailers, and

      o superior customer service through a 24 hours per day, 365 days per year on-line helpdesk supported by a dedicated, North American network of service personnel.

      In the computer services market, competition among providers, both OEM's and independent service organizations, is intense. We believe that the primary competitive factors in the computer services industry are the quality of a company's services, the ability to service a wide range of products supplied by a variety of vendors, the geographic coverage of a company's services and the cost to the customer of those services. We believe that customers are increasingly looking for service providers capable of providing a single-source solution for their increasingly complex multi-vendor systems.

      We believe that the widespread service coverage, state-of-the-art call management system and complete equipment repair capabilities of our services group offer all the advantages of a high quality service provider. Our customers benefit from a dedicated project management team, web-based solutions and sophisticated tracking tools.

      We offer our customers a single-source solution for virtually all of their computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. As well, we can offer services such as hardware support, software support and network support. We also provide multi-vendor parts repair and refurbishment and inventory management services as part of our logistics services portfolio.

Our Business Strategy

      Our primary objectives are to sell more U-Scan systems and other self-checkout systems to existing customers and to new supermarkets and supercenters, both in North America and the United Kingdom. As we move to reposition our Company, we intend to continue to grow our service business and, subject to the completion of our proposed combination with Terra Payments, to focus on growing the payment processing business to become a significiant entity in both markets. Our intention is to grow organically and, at the same time seek acquisition opportunities that can enhance our business, both operationally and through improved financial results.

      Our principal business strategy for service is to provide the service solution that will meet and exceed customer needs. All elements of our business are designed to minimize client equipment concerns. We will continue to monitor acquisition opportunities in the services business that will enable us to leverage our existing assets and enhance growth and financial results.

      Subject to the completion of our proposed combination with Terra Payments, our strategy for the payment processing business is to grow organically and by acquisition of either small companies in the payment processing industry or of portfolios of payment processing controlled by independent sales organizations ("ISO's"). We also intend to be opportunistic if acquisition opportunities arise in related areas of financial services that we believe can be successfully integrated into our operations.

Systems, Services and Products

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

      Service

      We service customers such as lottery corporations, financial institutions, government departments, retailers and SME's and we service the following equipment:

Client/server systems                     Scanners
Networks                                  Fax machines
Mini-computers and peripheral equipment   Communications hardware - modems, hubs
IBM (AS/400 and RS/6000)                  Multiplexers
Microcomputers                            Lottery terminals
Laptops                                   Video lottery terminals
Dot-Matrix, laser and ink jet printers    Point of sale terminals
Uninterruptible power supplies (UPS)      Automated teller machines (ATMs)

      Using the latest Palm VII technology, many of our service technicians maintain remote internet access to our central dispatch center. Many of our technicians are equipped with wireless handheld devices, which allow them to access service call information in real time and thereby provide the highest level of customer service to our clients.

      As a result of working with customers in many different capacities, we have developed expertise in managing high-technology environments as well as high-security and confidential sectors.

      We are equipped to handle all of a business's on-site service needs. With our widespread North American coverage and well-trained field service technicians, we are available to respond promptly to minimize any unnecessary downtime.

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

      We were engaged by Price Chopper Supermarkets of Schenectady, New York, to develop and install the Optimal 6300 POS system. We receive a monthly fee for the continuing development of the system. The Optimal 6300 POS system is presently installed in all of Price Chopper's supermarkets. The system is also installed at Atlantic Food Mart in Reading, Massachusetts.

      The Optimal 6300 POS assets are intended to be sold with the sale of the self-checkout business.

Sales and Marketing

      We have primarily marketed our U-Scan systems directly to customers through our own sales personnel.

      Sales to a retail chain typically follow a three-step process, in which the customer takes delivery of a single U-Scan station and a supervisor terminal in a testing facility, then places a full system in a store for evaluation, and finally decides whether to commit to a volume order.

      Our service offerings are also marketed through our own sales personnel.

Research and Development

      Our research and development efforts are focused on improving our existing products and developing new products. To date, most of the software relating to our products has been developed internally by our employees.

      Our research and development expenses, net of tax credits, were approximately $795,000 in 2003, $1,290,000 in 2002 and $1,224,000 in 2001.

Self-Checkout System Assembly

      We assemble all of our U-Scan systems at our Plattsburgh, New York facility. See Item 2--"Description of Properties."

Suppliers

      The U-Scan system is assembled from components that are readily available from numerous suppliers. Given the open architecture of our system, we are not dependent on any single supplier for any particular component. The U-Scan system casing is specially manufactured for us by any one of two suppliers. Repair and replacement parts for our service business are purchased from a number of suppliers without dependance on any one supplier.

Service and Field Support

      Self-Checkout Service

      We offer and provide both software and hardware service and support for the U-Scan system.

      Software support is provided to all customers via our helpdesk on a 24 hours per day, 365 days per year basis. Our helpdesk and support personnel are trained to diagnose software and hardware problems that may arise in the field relating to our U-Scan systems.

      Hardware support is generally provided by our service division, OSG, through our own technicians and, in remote locations, through independent service companies with whom we have contracted and who are trained and certified by us. Alternatively, U-Scan system customers can elect to have their own facility-engineering group perform hardware maintenance on the system, in which case we train such personnel.

      If there is a problem caused by a hardware malfunction, which cannot be solved by the customer with the support of our helpdesk, or another matter requiring personnel to be on-site, a technician is dispatched to assist the customer.

      Service Offerings

      OSG, provides helpdesk support 7:00am to 11:00pm 365 days a year along with the following services:

            o Repair center for computers and peripherals, including printers and POS equipment

            o     Management of manufacturers' warranties

            o     Software integration, network support and upgrades

            o     Training and project management

Government Regulation

      We, and certain of the components that are used in our self-checkout products are subject to regulation by various agencies in the United States and in other countries in which our products are sold. Laser safety is regulated in the United States by the Food and Drug Administration's Center for Devices and Radiological Health and in Canada by the Radiation Protection Bureau of Health Canada. In addition, the U.S. Occupational Safety and Health Administration and various states and American cities have promulgated regulations concerning working condition safety standards in connection with the use of lasers in the workplace. Radio emissions are the subject of governmental regulation in all countries in which we sell and expect to sell our products. We also voluntarily submit our products to Underwriters Laboratories Inc., for certification for product safety, in the United States by Underwriters Laboratories Inc., and in Canada by Underwriters' Laboratories of Canada, which is recognized by the Standards Council of Canada.

Competition

      In the self-checkout market, we compete against manufacturers of traditional cashier-operated terminals and other partially automated self-scanning devices, including NCR and IBM. Certain of our competitors are larger and have greater financial, technical, and other resources.

      Competition for our service offerings is significant and similar offerings are available from many other service providers. Certain of our competitors are larger and have greater financial, technical and other resources.

Intellectual Property

      We have registered or have filed applications for the registration of over one dozen different trademarks in the United States, Canada and the European Union.

      We hold patents issued in the United States, Canada and certain member states of the European Union and have additional patents pending in the United States for various components of our self-checkout system. Patents pending in the United States may also be filed, within prescribed periods, in various member states to the international Patent Cooperation Treaty.

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

      We regard our software as proprietary and attempt to protect it with copyrights, trade secret measures and nondisclosure agreements. Despite these restrictions, it may be possible for competitors or users to copy aspects of our products or to obtain information that we regard as trade secrets. Existing copyright laws afford only limited practical protection for computer software. The laws of foreign countries generally do not protect our proprietary rights in our products to the same extent as the laws of the United States and Canada. In addition, we may experience more difficulty in enforcing our proprietary rights in certain foreign jurisdictions.

Employees

      As of December 31, 2003, we employed 1,012 full time employees, as compared to 529 at the end of 2002. The substantial increase was due to the purchase of the services business of RBA Inc. on September 30, 2003.

      Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.

Financial Information About Segments and Geographic Areas

      See note 17 of the notes to our consolidated financial statements, which are included in Item 8 - "Financial Statements and Supplementary Data."

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

      You may request a copy of these filings at no cost, by writing or telephoning us at the following address or telephone number:

                               Optimal Robotics Corp.
                               4700 de la Savane
                               Suite 101
                               Montreal, Quebec H4P 1T7
                               Attention: Secretary
                               (514) 738-8885

Internet Access

      Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are available free of charge on or through our website (www.optimal-robotics.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (the "Commission").

Item 2. DESCRIPTION OF PROPERTIES

Facilities

      Our headquarters are located in approximately 51,000 square feet of leased space at 4700 de la Savane, Montreal, Quebec, under a lease that expires on January 31, 2006, subject to our right to renew the lease for an additional 28-month period. Our self-checkout systems are assembled in a facility located in approximately 43,000 square feet of leased space in Plattsburgh, New York, under a lease that expires on March 31, 2006. The Plattsburgh lease may be renewed for an additional three-year period. We repair and distribute our replacement parts out of a facility located in approximately 66,000 square feet of leased space in Santa Ana, California, under a lease that expires on September 30, 2006. OSG is headquartered at 7350 Trans Canada, Montreal, Quebec in a leased facility of 110,000 square feet, which includes a repair center, bring in center and administrative offices. Other repair facilities are situated in Toronto, Ontario and Calgary, Alberta.

      We also maintain parts storage facilities in 22 states and ten Canadian provinces. Additional hub facilities may be opened and existing hub facilities may be expanded, in the United States and Canada, to the extent required to support current and future installations and service.

Item 3. LEGAL PROCEEDINGS

Legal Proceedings

      In each of 1995 and 1996, we received a demand letter from the same claimant alleging that the U-Scan system infringes upon the claimant's patent. In July 1999, this claimant, International Automated Systems, Inc. ("IAS"), filed a civil action in the United States District Court for the District of Utah against us and PSC, the former assembler of the U-Scan system, alleging patent infringement. Kroger and two of its subsidiaries were also sued by IAS in the action based upon the same issues underlying its suit filed against us in 1999 and they were contractually entitled to be indemnified by us for any damages for any patent infringement. On January 27, 2004, we entered into a settlement agreement with IAS, which resolved all potential claims by IAS and brought this action to an end. The amount that we paid to end the action is not considered to be material to us.

      A second party also sent a demand letter to us in 1999, and again in February 2001, alleging a different patent infringement. In March 2003, this second party sent a third demand letter to us alleging infringement of additional patents. Although, after consultation with counsel, we believe that this second claimant should not prevail if a lawsuit is brought to assert its claims and that the assertion of these claims will not have a material adverse effect on our business or prospects, no assurance can be given that a court will not find that our self-checkout system infringes upon such claimant's rights. A determination by a court that the system infringes upon such claimant's rights would have a material adverse effect on our business and results of operations.

      We are also party to litigation arising in the normal course of operations. We do not expect the resolution of such matters to have a materially adverse effect on our financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a)   Market Information

            Our common shares trade on the Nasdaq National Market under the symbol "OPMR." The following table sets forth the range of high and low bid prices for our common shares as reported by the Nasdaq Stock Market. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                          Nasdaq Stock Market
                                                          -------------------
                                                       $ High             $ Low
                                                       ------             -----

            2003
            4th Quarter..........................        9.00              7.00
            3rd Quarter..........................        9.67              6.30
            2nd Quarter..........................        8.35              5.75
            1st Quarter..........................        6.50              5.67
            2002
            4th Quarter..........................        7.68              5.57
            3rd Quarter..........................        8.45              6.69
            2nd Quarter..........................       17.50              7.29
            1st Quarter..........................       36.15             13.86

      (b)   Holders

            At March 3, 2004, there were 1,835 stockholders of record of our common shares.

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

Item 6. SELECTED FINANCIAL AND OTHER DATA

      The following selected financial data as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 are derived from and are qualified by reference to our audited consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data." The following selected financial data as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 are derived from our audited financial statements, which are not included herein.

      The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, the related notes and the other financial information included elsewhere in this Form 10-K.

      Our consolidated financial statements are prepared on the basis of Canadian generally accepted accounting principles ("GAAP"), which is different in some regards from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP in regard to our consolidated financial statements, see note 20 of the notes to our consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data."

                                                                                        Year ended December 31,
                                                                  -----------------------------------------------------------------
                                                                     2003         2002           2001         2000           1999
                                                                     ----         ----           ----         ----           ----
                                                                         (U.S. dollars, in thousands except per share data)
Income Statement Data:
Revenues .....................................................    $  67,188     $  75,718     $ 101,421     $  60,971     $  29,634
Cost of sales ................................................       45,422        50,262        63,159        45,558        23,457
                                                                  ---------     ---------     ---------     ---------     ---------
Gross margin .................................................       21,766        25,456        38,262        15,413         6,177
Selling, general, administrative and other expenses ..........       31,274        33,212        21,280        10,629         6,126
Research and development expenses, net of tax credits ........          795         1,290         1,224           913           220
Restructuring ................................................          748         1,039            --            --            --
Write-down of inventory ......................................           --            --            --            --           604
Investment income ............................................         (980)       (1,817)       (3,148)       (3,896)         (893)
                                                                  ---------     ---------     ---------     ---------     ---------
(Loss) earnings before income taxes ..........................      (10,071)       (8,268)       18,906         7,767           120
(Recovery of) provision for income taxes .....................       (3,903)       (2,941)        9,600         2,972        (3,532)
                                                                  ---------     ---------     ---------     ---------     ---------
Net (loss) earnings ..........................................    $  (6,168)    $  (5,327)    $   9,306     $   4,795     $   3,652
                                                                  =========     =========     =========     =========     =========
Weighted average number of common shares outstanding
   (thousands) ...............................................       14,936        15,059        14,705        13,104         9,699
Weighted average diluted number of common shares
   Outstanding (thousands)(1) ................................       14,937        15,101        15,573        14,499        10,929
Basic net (loss) earnings per common share ...................    $   (0.41)    $   (0.35)    $    0.63     $    0.37     $    0.38
                                                                  =========     =========     =========     =========     =========
Diluted net (loss) earnings per common share(1) ..............    $   (0.41)    $   (0.35)    $    0.60     $    0.33     $    0.33
                                                                  =========     =========     =========     =========     =========

Balance Sheet Data:                                                                           December 31,
                                                                  -----------------------------------------------------------------
                                                                     2003         2002           2001         2000           1999
                                                                     ----         ----           ----         ----           ----
                                                                                         (U.S. dollars, in thousands)
Cash, cash equivalents and short-term investments ............    $  78,514     $  85,762     $ 104,104     $  76,149     $  29,136
Working capital ..............................................       92,744       108,650       124,550       100,030        36,032
Total assets .................................................      135,542       129,691       147,691       111,273        44,206
Shareholders' equity .........................................      113,293       119,461       133,473       104,746        39,705

U.S. GAAP Financial Data:                                                                Year ended December 31,
                                                                  -----------------------------------------------------------------
                                                                     2003         2002           2001         2000           1999
                                                                     ----         ----           ----         ----           ----
                                                                        (U.S. dollars, in thousands except per share data)
Revenues .....................................................    $  67,188     $  75,718     $ 101,421     $  60,971     $  29,634
Net (loss) earnings ..........................................       (6,168)        4,451       (23,294)      (14,105)       (5,575)
Basic net (loss) earnings per common share ...................        (0.41)         0.30         (1.58)        (1.08)        (0.57)
Diluted net (loss) earnings per common share .................        (0.41)         0.29         (1.58)        (1.08)        (0.57)

                                                                                              December 31,
                                                                   -----------------------------------------------------------------
                                                                     2003         2002           2001         2000           1999
                                                                     ----         ----           ----         ----           ----
                                                                                         (U.S. dollars, in thousands)
Total assets .................................................    $ 135,542     $ 129,691     $ 147,691     $ 111,273     $  44,206

(1) In 2001, we adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to the calculation of diluted earnings per share, which requires the use of the treasury stock method. The new recommendations have been applied retroactively and accordingly, all figures presented for the periods prior to 2001 have been adjusted to conform to the new recommendations. See note 2(o) of the notes to our consolidated financial statements, which are included in Item 8 - "Financial Statements and Supplementary Data."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the financial condition and results of operations of our company describes our business, our vision and strategy, seasonality and trends within our business environment, the critical accounting policies of our company that will help you understand our consolidated financial statements, the principal factors affecting our results of operations, and liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001, which are included in Item 8--"Financial Statements and Supplementary Data", and the factors set forth below under "Forward-Looking Statements" and all other information contained in our Form 10-K. All dollar amounts are expressed in United States dollars (unless otherwise stated) and, other than those expressed in millions of dollars, have been rounded to the nearest thousand.

      We prepare our consolidated financial statements in accordance with Canadian GAAP, with a reconciliation to U.S. GAAP, as disclosed in note 20 of the notes to our consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data."

Overview and Strategy

      We are a leading North American provider of self-checkout systems to retailers, and depot and field services to retail, financial services and other third-party accounts. We have approximately 1,000 employees, which includes approximately 800 software and hardware professionals, with facilities in Montreal, Quebec, Plattsburgh, New York, Santa Ana, California, and Toronto, Ontario and operations throughout North America.

      We have recently entered into a number of agreements and have completed certain transactions (described below) that have been done in connection with our pursuing a strategy of repositioning our business activities with the goal of enhancing potential long-term financial results. We believe these transactions will reposition us as a strong payment processing and services company. As a result of these transactions, we will likely have a more balanced and stable business mix and, combined with our strong balance sheet, continued opportunities to grow our business on a more strategic basis. At the same time, we will monitor our business activities and intend to take advantage of strategic and transactional opportunities that may arise. Important to this strategy is a focused approach to potential acquisitions with an emphasis on increasing long-term financial results.

Significant developments

      On September 30, 2003, we acquired the service business of RBA Inc. ("RBA"), a privately held company based in Montreal, Quebec, and integrated it into OSG. As a result of the RBA acquisition, we are one of the largest independent Canadian providers of multi-vendor hardware maintenance outsourcing services, with over 350,000 sites being serviced. Our maintenance services in Canada include interac/credit card POS systems, video lottery and bring-in centers. We deliver our services through an extensive service organization with a network of over 35 service locations throughout the United States and Canada.

      The net cost of the RBA transaction was approximately $6 million. We arranged for a credit facility with a Canadian chartered bank to fund this acquisition. We believe that the combination of the RBA business with our existing service organization will contribute positively to our financial results in 2004. The RBA transaction presents significant synergies for us. It continues our strategy of growing our service and support business, as well as opening new markets, expanding our customer base, and increasing our service offerings and providing access to additional products.

      On January 20, 2004, we announced a strategic business combination with Terra Payments Inc. We believe that this combination will provide us with a superior platform for enhanced growth and financial results and, following completion of the transaction, it is intended for Terra Payments to be renamed Optimal Payments Inc. The completion of the transaction is subject to certain conditions, including approval of the shareholders of both companies and regulatory approvals. The transaction is expected to be completed by mid-April 2004.

      Terra is a growing presence in the payment processing industry and provides technology and services that businesses require to accept credit card, electronic check and direct debit payments. Terra processes credit card payments primarily for non-face-to-face transactions, including mail-order/telephone-order, licensed online gaming and other online merchants, as well as for retail point-of-sale merchants. Terra also processes checks and direct debits online and by telephone. It is headquartered in Montreal with operations throughout North America and in the United Kingdom.

      The merger agreement, which was unanimously approved by the Boards of Directors of each company, provides for a stock-for-stock merger in which .4532 of our common shares will be exchanged for each Terra common share and will result in existing Terra shareholders owning approximately one-third of the combined company. The transaction is expected to close in mid-April 2004, and is subject to shareholder approval. See note 22(a) of the notes to our consolidated financial statements, which are included in Item 8 - "Financial Statements and Supplementary Data".

      On February 15, 2004, we and NCR Corporation ("NCR") entered into an agreement in principle and on March 4, 2004, we and NCR entered into a definitive asset purchase agreement, for NCR to acquire our self-checkout business for $30 million. The agreement covers the systems and services marketed by us under the U-Scan(R) brand. Completion of the transaction is subject to approval by our shareholders, receipt of certain third-party consents and approvals, and other customary conditions. We have agreed to pay NCR a termination fee under certain circumstances. The transaction is expected to close by mid-April, 2004. Refer to note 22(b) of the notes to our consolidated financial statements, which are included in Item 8 - "Financial Statements and Supplementary Data".

      On March 3, 2004, we announced the strategic acquisition of the hardware service division of Systech Retail Systems ("Systech") at a net cost of $3 million, subject to post-closing adjustments. Optimal believes that the combination of the Systech hardware service division with Optimal's existing service organization will contribute positively to Optimal's financial results in 2004 and should add over $11 million in annual revenues.

      Subject to the completion of our merger with Terra and the sale of our self-checkout business, we will operate in two segments: the payment processing business, through Optimal Payments, and the service business, through OSG.

      The following describes our existing business as at December 31, 2003:

Seasonality

      Our U-Scan system revenue and gross margin vary from quarter to quarter as a result of the level of business volumes and seasonality of demand. Our service business revenue is relatively balanced from quarter to quarter.

Trends in our revenues and cost of sales

      During 2003, we continued to experience a decline in sales of our U-Scan systems due to a relunctance by supermarket retailers to spend on information technology and a heightened competitive landscape in the self-checkout marketplace.. Service revenue accounted for approximately 42% of our total revenues in 2003, as compared to approximately 25% for 2002. The increase of service revenue as a percentage of total revenues resulted in a decrease in our overall gross margins in 2003, since this segment generated a lower overall gross margin than system sales. Gross margins on service contracts are expected to increase during 2004 as a result of increasing our service offerings within our customer base as well as the increased number of service contracts due to the acquisition of the RBA services business.

      Gross margins on the sale of U-Scan systems in 2004 (to the expected mid-April date of sale of the self-checkout business) are expected to remain generally consistent with gross margins realized in 2003.

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

      A critical accounting policy is one that is important to the understanding of a company's financial condition and results of operations and requires the management of the company to exercise judgment or make estimates. We believe the following are the critical accounting policies used in the preparation of our consolidated financial statements:

            o Revenue Recognition: Approximately 58% of 2003 revenues were derived from the sale of our U-Scan systems. Revenue from these product sales is recognized upon shipment, delivery or upon customer acceptance of the product, based upon the terms as defined in the customer contract. In general, sales to a retail chain follow a three-step process, in which the customer takes delivery of a single U-Scan station for testing purposes, then places a full system in a store for evaluation and finally decides whether to commit to a volume order. No revenue is recognized for a new customer until the customization and integration process is complete and accepted by the customer. Installation revenue, which is billed separately from product sales, is recognized at the time the installation has been provided to the customer. Installations can be performed by our technicians, by the customer's trained and certified employees, or by certified third party installers. Revenue from maintenance, which is subject to separate service and support contracts, is deferred and amortized ratably over the term of the contract.

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

Newly adopted accounting policies

Stock-based compensation

      In November 2003, the Canadian Institute of Chartered Accountants ("CICA") revised Handbook Section 3870, Stock-based Compensation and other Stock-based Payments, with respect to the accounting for stock-based compensation and other stock-based payments. The revised recommendations permit early adoption and require that, beginning January 1, 2004, the fair value-based method be used to account for all transactions whereby goods and services are received in exchange for stock-based compensation and other stock-based payments. The revised standard no longer permits the use of the settlement method of accounting for stock-based employee compensation awards. Under the settlement method, any consideration paid by employees on the exercise of stock options is credited to share capital and no compensation expense is recognized. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award's vesting periods.

      In accordance with one of the transitional options permitted under Section 3870, we have elected to early adopt the new recommendations effective January 1, 2003 and prospectively apply the standard for employee stock awards granted after January 1, 2003. Previously, we applied the settlement method of accounting to employee stock options. The adoption of this standard had no impact on our results of operations in 2003 as no options were granted during the year. See Note 2(n) of the notes to our consolidated financial statements for disclosure required for the pro forma effect on net earnings and earnings per share if the fair value-based method had been used to account for employee stock options granted between January 1, 2002 and December 31, 2002.

Impairment and disposal of long-lived assets

      Effectively January 1, 2003, we adopted the new recommendations of the CICA Handbook Section 3063, Impairment of Disposal of Long-lived Assets and revised Section 3475, Disposal of Long-Lived Assets and Discontinued Operations. These two sections establish standards for the recognition, measurement and disclosure of the impairment of long-lived assets held for use by us. It requires that an impairment loss be recognized when the carrying amount of an asset to be held and used exceeds the sum of the undiscounted cash flows expected from its use and disposal; the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. There was no impact on our financial statements as a result of the adoption of these recommendations.

Goodwill and other intangible assets

      In 2002, we adopted new recommendations that changed the accounting for goodwill from an amortization method to an impairment-only approach, with the effect that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. In addition, the standard requires acquired intangible assets to be separately recognized if the benefit of the intangible assets is obtained through contractual or other legal right, or if the intangible assets can be sold, transferred, licensed, rented or exchanged.

      On September 30, 2003, we acquired the RBA service business resulting in goodwill in the amount of $3.8 million. Intangible assets pertaining to customer contracts and customer relationships of $3.4 million were also recorded and are being amortized over six years, which is our estimate of their useful lives. As of December 31, 2003, we had unamortized goodwill in the amount of approximately $6.8 million, and unamortized identifiable intangible assets in the amount of approximately $5.3 million. Goodwill was tested for impairment during the last quarter of fiscal 2003. We consider that there was no impairment in the carrying value of goodwill, or in the carrying values of the customer contracts and relationships and the other intangible assets as at that date.

Financial Condition

      Our cash, cash equivalents and short-term investments portfolio amounted to $78,514,000 as at December 31, 2003, compared to $85,762,000 as at December 31, 2002. The decrease relates primarily to cash used in operations of $6,489,000 and the purchase of property, equipment and intangible assets of $2,349,000. Our portfolio of liquid and investment grade investments consists of U.S.- and Canadian-dollar denominated discounted notes and bonds. We expended $3 million of cash to acquire the hardware services business of Systech, subject to certain post-closing adjustments. As part of the proposed NCR transaction, our cash position should increase by approximately $30 million, representing the proceeds from the sale of this business upon closing.

      Our inventory position at 2003 year-end was $22,938,000, increased from $22,657,000 at the end of 2002. We managed to reduce our year-end inventory levels to $1,183,000 of finished goods, $641,000 of work in process and $3,203,000 of raw materials, compared to $1,648,000 of finished goods $356,000 of work in process and $4,469,000 of raw materials at the end of 2002. Replacement parts increased to $17,911,000, for 2003 from $16,185,000, for 2002, due to the purchase of the RBA services business. We believe, considering our current installed base, our service product and our anticipated revenue for 2004, that this level of product and service replacement parts is appropriate for the current servicing and support for our customers. Upon the completion of the proposed NCR transaction, our total inventory position will decrease by approximately $18 million.

      Bank indebtedness at year-end was $10,726,000, which was incurred in connection with the acquisition of the RBA service business and the repayment of its existing debt. Due to the current low-interest rate environment coupled with the rapid decline of the U.S. dollar in relation to the value of the Canadian dollar, we made a determination that it would be advantageous to us to utilize a portion of our bank operating credit facility to finance the acquisition of RBA. In doing so, we were able to obtain a favorable interest rate in connection with that loan.

      We have no long-term debt. Shareholders' equity as at December 31, 2003 was $113,293,000 as compared to $119,461,000 as at December 31, 2002.

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

      In December 2003, we adopted the fair value-based method of accounting for stock-based compensation on a prospective basis beginning January 1, 2003. There is no impact on our reported quarterly results for 2003 as no options were granted during the year.

                                                                         For the quarter ended
                                        --------------------------------------------------------------------------------------------
                                        Dec. 31,   Sept. 30,  June 30,     March 31,   Dec. 31,    Sept. 30,    June 30,   March 31,
                                         2003        2003       2003         2003        2002         2002        2002       2002
                                         ----        ----       ----         ----        ----         ----        ----       ----
                                                              (U.S. dollars, in thousands except per share data)
                                                                                  (unaudited)
Revenues ..........................    $ 18,924    $ 15,385   $ 16,579     $ 16,300    $ 14,410     $ 21,390    $ 19,544   $ 20,374
Cost of sales .....................      12,566      10,507     11,665       10,684      10,021       14,266      13,057     12,918
                                       --------    --------   --------     --------    --------     --------    --------   --------
Gross margin ......................       6,358       4,878      4,914        5,616       4,389        7,124       6,487      7,456
                                       --------    --------   --------     --------    --------     --------    --------   --------
(Loss) earnings before income taxes      (3,194)     (2,485)    (2,454)      (1,938)     (5,950)        (785)     (1,755)       222
(Recovery of) provision for
  income taxes ....................        (334)       (375)    (1,237)      (1,957)     (1,986)         616      (1,687)       116
                                       --------    --------   --------     --------    --------     --------    --------   --------
Net (loss) earnings ...............    $ (2,860)   $ (2,110)  $ (1,217)    $     19    $ (3,964)    $ (1,401)   $    (68)  $    106
                                       ========    ========   ========     ========    ========     ========    ========   ========
Basic net (loss) earnings per
  common share ....................    $  (0.19)   $  (0.14)  $  (0.08)    $   0.00    $  (0.27)    $  (0.09)   $   0.00   $   0.01
Diluted net (loss) earnings
  per common share ................    $  (0.19)   $  (0.14)  $  (0.08)    $   0.00    $  (0.27)    $  (0.09)   $   0.00   $   0.01

The following table sets forth, for the periods indicated, income statement data expressed as a percentage of total revenues:

                                                                             For the quarter ended
                                          ----------------------------------------------------------------------------------------
                                          Dec. 31,   Sept. 30,   June 30,   March 31,  Dec. 31,   Sept. 30,  June 30,    March 31,
                                            2003       2003       2003        2003       2002       2002       2002        2002
                                            ----       ----       ----        ----       ----       ----       ----        ----
                                                                                (unaudited)
Revenues ..........................        100.0%     100.0%      100.0%     100.0%      100.0%     100.0%     100.0%     100.0%
Cost of sales .....................         66.4       68.3        70.4       65.5        69.5       66.7       66.8       63.4
                                           -----      -----       -----      -----       -----      -----      -----      -----
Gross margin ......................         33.6       31.7        29.6       34.5        30.5       33.3       33.2       36.6
                                           -----      -----       -----      -----       -----      -----      -----      -----
(Loss) earnings before
    income taxes ..................        (16.9)     (16.2)      (14.8)     (11.9)      (41.3)      (3.7)      (9.0)       1.1
(Recovery of) provision for
    income taxes ..................         (1.8)      (2.4)       (7.5)      12.0       (13.8)       2.8       (8.6)       0.6
                                           -----      -----       -----      -----       -----      -----      -----      -----
Net (loss) earnings ...............        (15.1)%    (13.8)%      (7.3)%      0.1%      (27.5)%     (6.5)%     (0.4)%      0.5%
                                           =====      =====       =====      =====       =====      =====      =====      =====

Results of Operations

      On September 30, 2003, we acquired the RBA service business for approximately $6 million. We accounted for this acquisition using the purchase method. Accordingly, the results of operations of RBA are consolidated with those of our company from the date of acquisition.

2003 Compared with 2002

      Total revenues decreased by $8,530,000, or 11%, from 2002 to 2003. Systems, parts and other revenue declined by $17,681,000, or 31%, from 2002 to 2003. The decline in sales was due to a significant decrease in orders from existing self-checkout customers compounded by the reluctance of supermarket retailers to spend on information technology and equipment. As well, the competitive landscape became more difficult as our competitors, some of whom have greater financial resources than we do, were willing to reduce prices on their self-checkout offerings. This may have caused us to not receive orders that we might otherwise have received and, as well, may have impacted the gross margins on our self-checkout system sales. Service contract revenue increased by $9,152,000, or 48%, from 2002 to 2003, in part because of the increased number of customers that entered into service contracts with us after purchasing U-Scan systems and the inclusion of the RBArevenues in the amount of $6,388,000 for the last three months of the year. In total, service revenue accounted for approximately 42% of our total revenues in 2003 as compared to approximately 25% in 2002.

      Cost of sales decreased by $4,840,000, or 10%, from 2002 to 2003. Overall gross margin decreased as a percentage of sales from 34% in 2002 to 32% in 2003, primarily due to the increased percentage of service contract revenue in 2003 as compared to 2002. Service contract revenue typically generates a lower gross margin compared to the gross margin generated by system sales. Cost of sales for systems, parts and others increased from 64% in 2002 to 72% in 2003. The increase in the cost of sales for systems, parts and others in 2003 was attributable to changes in our U-Scan system sales mix. Cost of sales for hardware and software maintenance decreased from 72% in 2002 to 62% in 2003. The decrease in the cost of sales for hardware and software maintenance in 2003 was attributable to a reduction in shipping costs, improved labor scheduling and efficiencies, and an overall reduction in direct costs.

      Gross research and development expenses decreased by $975,000, or 45%, from 2002 to 2003. The decrease was directly related to the reduction in research and development employees during 2003 as well as concentration on fewer research and development projects. As a percentage of total revenues, gross research and development expenses decreased from 3% in 2002 to 2% in 2003. Research and development activities included the continuing development of the U-Scan Mobile Attendant(TM) device; development of alternative security verification techniques; the development of attendant functions integrated into self-checkout units; a lower profile, smaller footprint U-Scan system; the integration of the U-Scan systems to new point of sales systems; the improvement of the graphical user interface (GUI); and the development of the U-Scan Max(TM), a dual takeaway belted station.

      Selling, general, administrative, amortization, foreign exchange and operating lease expenses decreased by $1,938,000, or 6%, from 2002 to 2003. Excluding the impact of the RBA business, which was included for the three months, October 1, 2003 to December 31, 2003, our selling, general, administrative, amortization, foreign exchange and operating lease expenses would have decreased by $4,262,000. The decrease was mainly attributable to the cost savings resulting from the reduction of our work force in 2003. As a percentage of total revenues, total selling, general and administrative expenses increased from 44% to 47%, given the overall reduction in revenues in 2003.

      We reduced our workforce by 96 people, or approximately 18% of our workforce during the course of the year. This was done in an effort to increase operating efficiencies, decrease overall general and administrative expenses and improve financial results. We incurred restructuring charges of approximately $748,000 for the year, primarily related to severance and accrued vacation.

      The recovery of income taxes amounted to $3,903,000 in 2003 as compared to a recovery of $2,941,000 in 2002. The 2003 amount included the recovery of tax from losses carried back to prior years, as well as the future benefit of non-capital losses carried forward, undeducted research and development expenditures and other temporary differences that may be used to reduce taxable income for Canadian federal and Quebec provincial income tax purposes in future years. With respect to the future income tax assets recorded as at December 31, 2003, we determined that it is more likely than not that we will earn sufficient taxable income during the allowable carry-forward period to fully realize all of our future income tax assets, except for a tax benefit of approximately $1,370,000 in losses carry-forward in certain subsidiaries because the criteria for recognition was not met. Our ability to ultimately realize these future income tax assets is dependent upon future profitability within the allowable carry-forward period, thus creating sufficient taxable income to realize the benefit of these assets.

      Our tax provision includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise on the conversion of short-term investments and other monetary assets and liabilities into Canadian dollars for purposes of determining taxable income under Canadian income tax regulations. Because the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains/losses do not impact earnings before income taxes even though the income tax provision included a net tax liability for these gains in 2002. In 2003, our tax provision includes a future tax recovery of $1,403,000 related to the reversal of unrealized foreign exchange gains from 2002 compared to a recovery of $178,000 for 2002.

      Our effective tax rate for 2003 was 38.7%, as compared to 35.6% for 2002. The increase is due to the valuation allowance recorded against non-capital losses in this year.

      Our net loss in 2003 was $6,168,000 (or $0.41 per share (basic and diluted)), compared to net loss of $5,327,000 in 2002 (or $0.35 per share (basic and diluted)). The increase in the net loss in 2003 compared with 2002 was mainly attributable to the decline in sales of our U-Scan systems.

2002 Compared with 2001

      Total revenues decreased by $25,704,000, or 25%, from 2001 to 2002. Sales of our U-Scan systems declined by $29,701,000, or 34%, from 2001 to 2002. The decline in sales was due to a significant decrease in orders from existing customers compounded by the reluctance of supermarket retailers to spend on information technology and equipment.. Service contract revenue recognized for hardware and software maintenance increased by $3,998,000, or 26%, from 2001 to 2002, in part because of the increased number of customers that entered into service contracts with us after purchasing U-Scan systems. In total, service revenue accounted for approximately 25% of our total revenues in 2002 as compared to approximately 15% in 2001.

      Cost of sales decreased by $12,897,000, or 20%, from 2001 to 2002. Overall gross margin decreased as a percentage of sales from 38% in 2001 to 34% in 2002, primarily due to the increased percentage of service contract revenue in 2002 compared to 2001, which generated a lower gross margin compared to the gross margin generated by system sales. Cost of sales for systems, parts and others increased from 63% in 2001 to 64% in 2002. Cost of sales for hardware and software maintenance increased from 57% in 2001 to 72% in 2002.

The increase in our cost of sales for hardware and software maintenance was mainly attributable to our decision to invest in growing this business segment.

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

      During the fourth quarter of 2002, we closed our assembly facility in Phoenix, Arizona and a support hub in Covington, Kentucky, in an effort to consolidate operations. The costs incurred as a result of these closures, in the approximate amount of $1,039,000, related mainly to lease costs, severance costs, and the write down of inventories and leasehold improvements. As at December 31, 2002, a provision of $288,000 relating to future lease obligations was included in accounts payable and accrued liabilities in the consolidated balance sheet.

      Selling, general, administrative, operating lease expenses and foreign exchange increased by $11,932,000, or 56%, from 2001 to 2002. As a percentage of total revenues, these expenses increased from 21% to 44%. The increase in selling, general, administrative and other expenses in 2002 was primarily due to the hiring of additional sales and business development people; expansion of our service organization as a result of our increased number of system installations; the cost of hiring and training service technicians as a result of the termination of third party support providers; the design of our U-Scan1, U-Scan2 and U-Scan3 next generation of systems, along with the training of our technicians and customers for these systems; marketing and trade show expenses; and the establishment of Optimal Robotics Plc, our U.K. subsidiary. Other expenses incurred include the migration and upgrade of our computer systems as well as the standardization of software for a major customer in order to consolidate the number of versions required to run the self-checkout systems.

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

      The net loss in 2002 was $5,327,000 (or $0.35 per share (basic and diluted)), compared to net earnings of $9,306,000 in 2001 (or $0.60 per share (diluted)).

Liquidity and Capital Resources

      As of December 31, 2003, we had cash, cash equivalents, and investments of discounted notes of $78,514,000, compared to $85,762,000 as of December 31, 2002. Our working capital was $92,744,000, compared to $108,650,000 as of December 31, 2002.

      Operating activities used $6,489,000 of cash and cash equivalents in 2003, as compared to having used $5,929,000 in 2002. The increased use of cash in operations during 2003 was the result of the higher net loss which was offset by cash generated from working capital activities, mainly related to tax refunds received during the year. In December 2002, we sold accounts receivable and received net cash proceeds of $4,193,000. We did not sell any accounts receivable in December 2003.

      In 2003, we had expenditures relating to property, equipment and intangible assets of $2,349,000. In addition, proceeds from a bank demand loan were $10,726,000 of which $6,046,000 was used to finance the acquisition of the RBA service business and its related working capital requirements, and $3,746,000 was used to settle long-term debt obligations of RBA, which we had assumed.

      As a result of restructuring that occurred during the year we believe that our cash, cash equivalents and investments will be adequate to meet our needs for at least the next 12 months.

      We have no financial obligations of significance other than long-term lease commitments for our premises and vehicles in the United States and Canada. These are summarized in note 13(a) of the notes to our consolidated financial statements, which are included in Item 8--"Financial Statements and Supplementary Data."

      The timing of our contractual commitments during the next five years and thereafter, related to our operating leases, is as follows:

-----------------------------------------------------------------------------------------------------------------------------------
Contractual Cash
Obligations                  Total          2004            2005           2006             2007            2008        Thereafter
-----------------------------------------------------------------------------------------------------------------------------------
Operating Leases          $8,391,000     $2,617,000      $2,027,000     $1,288,000        $660,000        $649,000      $1,150,000
-----------------------------------------------------------------------------------------------------------------------------------

Forward-Looking Statements

      This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Words such as "expects", "intends", "anticipates", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of our company or any other person that the objectives and plans of our company will be achieved.

      The following factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors discussed below may affect us to a greater extent than indicated. These risks factors are discussed in the context of the business as it existed at the time of preparing the financial statements for the year ended December 31, 2003. Risk factors related to the continuation of the self-checkout business will continue to be relevant to us as long as we continue to operate such business. Risks related to our service business are presented below under "RISKS RELATED TO SERVICE BUSINESS" and risks related to the payments business, which we are committed to enter into by completing our proposed merger with Terra are presented under "RISKS RELATED TO PAYMENT BUSINESS". All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

RISKS RELATED TO U-SCAN BUSINESS

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

      WE RELIED ON ONE CUSTOMER FOR A SUBSTANTIAL AMOUNT OF OUR REVENUES IN 2003. One significant customer, through its various divisions and affiliates, accounted for approximately 36% of our revenues in 2003, and we rely on this customer's continued willingness to purchase our U-Scan systems. We may not be able to generate new customers for our U-Scan systems.

      WE MAY NOT BE ABLE TO MANAGE OUR GROWTH. Prior to 2002, we experienced significant growth in sales. As a result, we had to hire and train additional skilled personnel. Due to the continued economic weakness throughout North America, in 2003 we reduced our workforce by approximately 18%. Should sales increase, we will again have to hire and train more personnel to customize, install and support our U-Scan systems. There is no assurance that we will be able to hire the skilled personnel we will need to meet increased demand, should it develop. If we are unable to hire such personnel, our sales may be adversely affected.

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

      WE MIGHT NOT BE ABLE TO COMPETE AGAINST CURRENT OR FUTURE COMPETITORS. The market for self-checkout systems is very competitive. The chief rival for our U-Scan system is the traditional manned checkout counter. Although the use of automated self-checkout systems such as the U-Scan system is relatively new, we expect increasing competition for sales of this product. The barriers to entering this market may be low. Certain of our competitors are larger and have greater financial and other resources. Competitors include NCR and IBM. We may not be able to compete successfully against these and other companies with greater financial and other resources. In the event that general economic conditions continue to result in reduced demand in our industry, our competitors could develop more aggressive pricing practices, which, in turn, could result in price reductions, negatively affecting our operating results, reducing our profit margins and potentially leading to a loss of market share.

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

      THE ADVERSE RESOLUTION OF LITIGATION AGAINST US COULD ADVERSELY IMPACT OUR BUSINESS. We recently settled an action alleging that the U-Scan system infringes upon the claimant's patent. A second party has sent demand letters to us alleging a different patent infringement. See Item 3 - "Legal Proceedings." We are and may in the future be subject to other litigation arising in the normal course of our business, including litigation which could arise after our disposition of the self-checkout business and which relates to our having carried on that business. Litigation may be time consuming, expensive and distracting from the conduct of our business, and the outcome of litigation is difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations, and financial condition.

            RISKS RELATED TO SERVICE BUSINESS

      LOSS OF KEY PERSONNEL IN THE SERVICES BUSINESS. Our ability to complete the integration of the RBA business and to grow our service business is particularly dependent upon the services of a few key personnel, the loss of any of whom could adversely affect our service business and overall results of operations.

      LOSS OF CONTRACT-BASED REVENUE. As is customary in the computer services industry, we can experience reductions in our contract-based revenue, as customers may eliminate certain equipment or services from coverage under their contracts. We believe that the principal reasons for the loss of contract-based revenue are the replacement of the equipment being serviced with new equipment covered under a manufacturer's warranty, the discontinuance of the use of equipment being serviced for a customer due to obsolescence or a customer's determination (based on cost, quality and scope of services) to utilize a competitor's services or to move technical support services in house. There can be no assurance that we will be able to offset the reduction of contract-based revenue and maintain revenue growth through new contracts in the future. Any failure to enter into new contracts, add additional services and equipment to existing contracts or consummate acquisitions could have a material adverse effect on our results.

      DEPENDENCE ON COMPUTER INDUSTRY TRENDS. Our future success is dependent upon (i) the continuation of a number of trends in the computer industry, including the migration by information technology end-users to multi-vendor and multi-system computing environments, the overall increase in the sophistication and interdependency of computing technology, and a focus by information technology managers on cost efficient management, and (ii) our ability to diversify our services to meet the needs of clients with respect to these trends. We believe that these trends have resulted in a movement by both end-users and original equipment manufacturers (each, an "OEM") towards outsourcing and an increased demand for support service providers that have the ability to provide a broad range of multi-vendor support services. There can be no assurance that these trends will continue in the future

      RAPID TECHNOLOGICAL CHANGE. Rapid technological change and compressed product life cycles are prevalent in the computer industry, which may lead to the development of improved or lower cost technologies, higher quality hardware with significantly reduced failure rates and maintenance needs, or customer decisions to replace rather than continue to repair and maintain aging hardware, which could result in a reduced need for our services in the future. Moreover, such rapid technological changes could adversely affect our ability to predict equipment failure rates and, therefore, to establish prices that provide adequate financial results. Similarly, new computer systems could be built based upon proprietary, as opposed to open, systems that cannot be serviced by us.

      VARIABILITY OF PER INCIDENT REVENUES. Per incident revenues, which consist primarily of revenues from services performed for customers on an as requested basis (e.g., projects, help desk services, parts repair, installations and moves, installation and de-installation of computer equipment), are subject to monthly variation due to the nature of per incident revenue transactions. It is difficult for us to estimate the impact or amount of future per incident revenues because per incident revenues are dependent on customer demand, which fluctuates based upon various factors such as competition and customers' use of internal employees. We may not be able to generate significant amounts of per incident revenue in the future.

      WE OPERATE IN A HIGHLY COMPETITIVE MARKET AND THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT OR FUTURE COMPETITORS. Competition among computer support service providers, both OEM's and independent service organizations, is intense. We believe that a significant portion of industry hardware maintenance services is currently serviced by OEM service organizations. The remainder of the technology support services market is serviced by a small number of larger, independent companies, such as ourselves, offering a broader range of service capabilities, as well as numerous small companies focusing on narrower areas of expertise or serving limited geographic areas.

      In many instances, OEM service organizations have greater resources than us, and, because of their access to the OEM's engineering data, may be able to respond more quickly to servicing equipment that incorporates new or emerging technologies. Moreover, some OEM's do not make available to end-users or independent service organizations the technical information, repairable parts, diagnostics, information that relates to engineering changes and other support items required to service their products, and design and sell their products in a manner so as to make it virtually impossible for a third party to perform maintenance services without potentially infringing upon certain proprietary rights of the OEM. In addition, OEM's are sometimes able to develop proprietary remote diagnostic or monitoring systems which we may not be able to offer. Therefore, OEM service organizations sometimes have a cost and timing advantage over us because we must first develop or acquire from another party the required support items before we can provide services for that equipment. An OEM's cost advantage, the unavailability of required support items or various proprietary rights of the OEM may preclude us from servicing certain products. Furthermore, OEM's usually provide warranty coverage for new equipment for specified periods, during which it is not economically feasible for us to compete for the provision of maintenance services. To the extent that OEM's choose, for marketing reasons or otherwise, to expand their warranty periods or terms, our business may be adversely affected.

      SINGLE SUPPLIERS FOR INVENTORY. Spare parts purchases are made from OEM's and other vendors. We, from time to time, will have only a single supplier for a particular part which, in some cases, may be the OEM for such spare part. Should a supplier be unwilling or unable to supply any part or component in a timely manner, our business could be adversely affected.

      DIFFICULTIES IN MANAGING INVENTORY. In order to service our customers, we are required to maintain a high level of spare parts for extended periods of time. Any decrease in the demand for our maintenance services could result in a substantial portion of our spare parts becoming excess, obsolete or otherwise unusable. In addition, rapid changes in technology could render significant portions of our spare parts obsolete, thereby giving rise to write-offs and a reduction in financial results. Our inability to manage our spare parts or the need to write them off in the future could have a material adverse effect on our business, financial results and results of operations.

      FAILURE TO PRICE FIXED FEE CONTRACTS ACCURATELY. Under some of our contracts, the customer pays a fixed fee for customized bundled services that are priced by us based on our best estimates of various factors, including estimated future equipment failure rates, cost of spare parts and labor expenses. There can be no assurance that we will be able to estimate these factors with sufficient accuracy in order to price these fixed fee contracts on terms favorable to us. Our failure to price these fixed fee contracts accurately could have a material adverse effect on our financial results.

      WE MAY BE UNABLE TO FIND SUITABLE ACQUISITION CANDIDATES AND MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE BUSINESSES THAT MAY BE ACQUIRED INTO OUR OPERATIONS. As part of our recent history and future growth strategy, we have acquired, and intend to continue to acquire, other businesses. In the future, we may continue to seek acquisition candidates and, from time to time, engage in exploratory discussions with suitable candidates. There can be no assurance, however, that we will be able to identify and acquire targeted businesses or obtain financing for such acquisitions on satisfactory terms. The process of integrating acquired businesses into our operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention. In connection with future acquisitions, we may incur significant charges to earnings. Future acquisitions may be financed through the issuance of common shares, which may dilute the ownership of our shareholders, or through the incurrence of indebtedness. Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of making acquisitions or making suitable acquisitions unattainable.

RISKS RELATED TO PAYMENT BUSINESS

      Terra is subject to a number of risks, which, should they materialize, can have a material adverse effect on its business, revenues, operating results and financial condition, including those set forth below. Subject to completion of the proposed Terra merger, the following risk factors will be risks to our consolidated business, revenues, operating results and financial condition:

      RISKS OF LOSS DUE TO FRAUD AND DISPUTES. Terra faces risks of loss due to fraud and disputes between consumers and merchants, including the unauthorized use of credit card and bank account information and identity theft, merchant fraud, disputes over the quality of goods and services, breaches of system security, employee fraud and use of Terra's system for illegal or improper purposes.

      When a consumer pays a merchant for goods or services using a credit card and the cardholder disputes the charge, the amount of the disputed item gets charged back to Terra and the credit card associations may levy fees against Terra. Chargebacks may arise from the unauthorized use of a cardholder's card number or from a cardholder's claim that a merchant failed to perform. In turn, Terra attempts to recover from the merchant the amount charged back; however, Terra may not always be successful in doing so. In addition, if Terra's chargeback rate becomes excessive, credit card associations can also require Terra to pay fines and have done so in the past.

      Similarly, when a consumer pays a merchant for goods or services using a check and the check is returned by the financial institution, the amount of the returned check gets charged to Terra. In turn, Terra attempts to recover such amount from the merchant; however, Terra may not always be successful in doing so. Terra has taken measures to detect and reduce the risk of fraud, but cannot be assured of their total effectiveness.

      SECURITY AND PRIVACY BREACHES IN TERRA'S ELECTRONIC TRANSACTIONS. Any inability on Terra's part to protect the security and privacy of its electronic transactions could have a material adverse effect on Terra's profitability. A security or privacy breach could:

      o expose Terra to additional liability and to potentially costly litigation;

      o     increase expenses relating to resolution of these breaches;

      o     deter customers from using Terra's product; and

      o decrease market acceptance of electronic commerce transactions generally.

      Terra cannot assure that the use of applications designed for data security and integrity will address changing technologies or the security and privacy concerns of existing and potential customers.

      TERRA'S PAYMENT SYSTEM MIGHT BE USED FOR ILLEGAL OR IMPROPER PURPOSES. Despite measures that have been taken to detect and prevent identity theft, unauthorized uses of credit cards and similar misconduct, Terra's payment systems remain susceptible to potentially illegal or improper uses. These may include illegal online gaming, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures that Terra has taken to detect and lessen the risk of this kind of conduct, Terra cannot be assured that these measures will succeed.

      COMPLIANCE WITH AND CHANGES TO ASSOCIATION RULES AND PRACTICES. As a merchant of record, Terra must comply with the operating rules of the Visa(R) and MasterCard(R) credit card associations and NACHA for checks. The associations' members set these rules. The associations could adopt operating rules with which Terra might find it difficult or even impossible to comply.

      Furthermore, in cases of fraud or disputes between consumers and merchants, Terra faces chargebacks when cardholders dispute items for which they have been billed. If Terra's chargebacks become excessive, Terra's processing suppliers could fine Terra or terminate its ability to accept credit cards for payments. The termination of Terra's relationship with credit card associations or acquiring banks would limit its ability to provide transaction processing services.

      FAILURE TO DEVELOP PRODUCTS AND LACK OF ACCEPTANCE FOR PRODUCTS UNDER DEVELOPMENT. The development of the Internet for commercial transactions will also depend on acceptance of certain technologies, including electronic payments by credit card processors and financial institutions. The success of Terra's electronic payments operations will similarly depend upon acceptance of Terra's technology. There can be no assurance that Terra will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, or that its new products and enhancements will be introduced in a timely fashion or will adequately meet the requirements of the marketplace and achieve market acceptance.

      FAILURE OF TERRA'S SYSTEMS OR THE SYSTEMS OF THIRD PARTIES; RISKS ASSOCIATED WITH OPERATING ON THE INTERNET. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins, security breaches and similar events could damage Terra's systems. Computer viruses, disgruntled or rogue employees, electronic break-ins or other similar disruptive problems, including those beyond Terra's control, could also adversely affect Terra's systems. The business and reputation of Terra could be adversely affected if such systems were affected by any of these occurrences. Terra's existing or future insurance policies may not adequately compensate it for any losses that may occur due to any failures or interruptions in its systems.

      In particular, depending on volume growth, Terra may need to expand and upgrade its technology, transaction-processing systems and network infrastructure. Terra could experience periodic temporary capacity constraints, which may cause unanticipated system disruptions, slower response times and lower levels of customer service. Terra may be unable to accurately project the rate or timing of increases, if any, in the use of its services or to expand and upgrade its systems and infrastructure to accommodate these increases in a timely manner.

      Terra's success in its online business will depend, in large part, on other companies maintaining the Internet infrastructure. In particular, Terra will rely on the ability of ISPs, telecommunication and other companies to maintain a reliable network backbone that provides adequate speed, data capacity and the infrastructure or complementary products and services necessary to establish and maintain the Internet as a viable commercial medium.

      Users of electronic payment services are highly concerned about the security of transmissions over public networks. Individuals could possibly circumvent the measures that Terra takes to protect customer transaction data. To the extent that Terra's activities involve the storage and transmission of proprietary information, such as credit card or bank account numbers, security breaches could damage Terra's reputation and expose it to a risk of loss or litigation and possible liability.

      UNCERTAINTY AS TO THE LEGAL STATUS OF INTERNET GAMING. As electronic commerce in general and most of the products and services that Terra offers are relatively new, the manner in which existing provincial, federal and foreign government regulations may be applied is uncertain and difficult to predict. Due to the relatively recent development of Internet gaming, there are few laws or regulations that deal directly with the payment processing of this application and there is uncertainty as to the legal status of Internet gaming. While some jurisdictions have taken the position that Internet gaming is legal and have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions, other jurisdictions have taken the opposite view and enacted legislation to attempt to restrict or prohibit Internet gaming. For example, in the United States for the past several years there have been conflicting efforts to clarify the status of Internet gaming. In the summer of 2003, the United States House of Representatives passed legislation that would prohibit the acceptance of a credit card, electronic funds transfer or any other bank instrument in connection with unlawful Internet gambling. The bill left the definition of "unlawful" gambling essentially unchanged, however. A contrasting bill, currently pending before the House Judiciary Committee, would establish a commission to recommend regulations to provide for Internet gambling. A prohibitory bill similar to the legislation that passed the House has been introduced in the United States Senate and is pending there. Both the Senate prohibitory bill and the House regulatory bill have received hearings but no further action yet has been taken. Should such a bill pass and become law, it is likely that regulations would come into effect anywhere from six to nine months after such passage which would make the funding of online gaming accounts by U.S.

residents unlawful. This would have a significant negative impact on Terra. As a result, Terra has taken the initiative and continues to invest in the diversification of its revenue base towards the continued diminishing of its reliance on online gaming payments emanating from U.S. residents. Since Terra derives a substantial portion of its revenue from processing transactions for licensed online gaming, Terra may be exposed to governmental investigations and/or lawsuits initiated by the public in jurisdictions where gambling is restricted or prohibited. Any adverse findings or rulings rendered against Terra in such jurisdictions could have a material adverse effect on Terra's business, revenues, operating results and financial condition. This uncertainty could affect Terra indirectly through the effect experienced by its clients and on their revenues and directly in the event that Terra is restricted from conducting its activities, such as if the banks through which Terra settles its clients' transactions terminate their agreements with Terra or significantly increase the costs to Terra for their services, or certain credit card issuing banks continue to reject Internet gaming transactions.

      OUTCOME OF LITIGATION. There is a risk that criminal and civil proceedings, including class actions brought by or on behalf of public entities or private individuals, could be initiated against Terra, ISPs, credit card processors and others involved in the Internet gaming industry. Any future legal proceedings against Terra relating to Internet gaming could involve substantial litigation expense, penalties, fines, injunctions or other prohibitions being invoked against Terra or its licensees or others and the diversion of the attention of key executives. The outcome of any litigation cannot be predicted.

      GOVERNMENT REGULATION OF INTERNET COMMERCE. As electronic commerce over the Internet develops, it may be the subject of increasing government regulation and there is a risk that well-established financial institutions and credit card companies will be able to influence the development of regulations in a manner which prioritizes their interests to the detriment of Terra. In addition, much of the current legislation relating to commercial transactions pre-dates and may be incompatible with Internet electronic commerce. There can be no assurance that regulators will not choose to enact or enforce legislation in a manner that would restrict the operations of Terra and other aspects of the electronic commerce market. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel and personal privacy are applicable to the Internet.

      Existing legislation in Canada, the United States and abroad regulate communications or commerce specifically; however, the application of such laws in the context of the Internet and electronic commerce is uncertain. Laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation and the characteristics and quality of online products and services are under consideration by federal, provincial, state, local and foreign governments and agencies.

      In Canada, the Personal Information Protection and Electronic Documents Act was passed into law by the federal government effective January 1, 2001. Currently, this law regulates the inter-provincial collection, use and disclosure of personal information. This law is in addition to several provincial laws covering the same subject matter within a province currently in force or being considered.

      In the United States, several telecommunication companies have petitioned the Federal Communications Commission to regulate ISPs and online service providers. The Federal Trade Commission and government agencies in certain states of the United States have been investigating certain Internet companies regarding their use of personal information. Terra could incur additional expenses if any new regulations regarding the use of personal information are introduced affecting the way in which Terra does business or if these agencies choose to investigate Terra's privacy practices.

      Any new laws or regulations relating to the Internet, or particular applications or interpretations of existing laws, could decrease the growth in the use of the Internet, decrease the demand for Terra's electronic commerce services, or increase the costs associated with providing such services or transmitting data over the Internet and generally stunt the development of the Internet and the growth of Terra.

      STRATEGIC PLAN AND RESTRUCTURING. In response to changes in industry and market conditions, Terra has restructured its business in the past and may again restructure its business in the future to achieve certain cost savings and to strategically realign its resources. Terra based its plan pertaining to the restructuring on certain assumptions and estimates regarding the cost structure of its business and the nature and severity of the current industry adjustment, which may not prove to be accurate.

      EFFECTS OF ACQUISITIONS. Part of Terra's strategy has been and continues to be to make acquisitions. There can be no assurance that, in the future, acquisition candidates will be found on terms suitable to Terra or that Terra will have adequate resources to consummate any acquisition. Acquisitions involve a number of special risks, including time and expenses associated with identifying and evaluating acquisitions, the diversion of management's attention from day-to-day operations, the difficulty in integrating widely dispersed operations with distinct corporate cultures, the potential loss of key employees of the acquired company, the difficulty of incorporating acquired technologies successfully, the potential impairment of relationships with employees, clients and strategic partners and the inability to maintain uniform standards, controls, procedures and policies. In addition, customer satisfaction or performance problems at a single acquired firm could have a material adverse effect on Terra's reputation. Acquisitions may also result in the potentially dilutive issuance of equity securities, the incurring of debt, the write-off of research and development and capitalized costs, integration costs and goodwill and other intangible assets.

      DEPENDENCE ON STRATEGIC RELATIONSHIPS AND SUPPLIERS. Terra has established and will continue to establish relationships with strategic partners and suppliers to help supply, promote and distribute Terra's products and services. Terra is dependent upon maintaining as well as creating these relationships with strategic partners and suppliers, especially strategic banking relationships. The credit card companies and financial institutions on whom Terra relies in order to process its electronic transactions have adopted guidelines for the processing of transactions, including gaming transactions. Terra believes that its operations comply in all material respects with these guidelines. However, credit card companies and financial institutions could nonetheless decide in the future to refuse to process transactions for Terra or to process online gaming transactions generally. Any such decision, when made by a particular credit card company or financial institution, could be implemented with little or no advance notice to Terra. Should Terra not be able to conclude alternative arrangements with other credit card companies or financial institutions within the delays imposed by any such termination, or at all, its ability to carry out payment transactions would be impaired and Terra may not then be able to continue to carry on its business.

      PROTECTION OF PRODUCTS AND COPYRIGHTS. Terra relies primarily upon a combination of copyright, trademark and trade secret laws, non-disclosure and release of interest in intellectual property agreements and license agreements to establish and protect proprietary rights in its products and technology. The source codes for Terra's products and technology are protected both as trade secrets and as unpublished, unregistered copyrighted works; however, Terra currently has no patents for its products and technology.

      Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Terra's products or technology without authorization or to develop similar technology independently. Policing unauthorized use of Terra's products and services is and will continue to be difficult, particularly in the global environment in which Terra operates, and the laws of other jurisdictions may afford Terra little or no effective protection of its intellectual property. The global nature of the Internet will make it difficult to control the ultimate destinations of Terra's products or services. Terra relies in part on "on-screen" licenses, which are not manually signed by end-users and, therefore, may be unenforceable under some laws. There is no assurance that any steps taken by Terra will prevent others from misappropriating Terra's technology. Terra may engage in litigation related to its intellectual property; however, such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources.

      In addition, there is no assurance that Terra's products and services are not within the scope of intellectual property rights held by others, either now or in the future. If any claims are asserted, Terra may seek to obtain a license under a third party's intellectual property rights. There can be no assurance that such a license would be available on reasonable terms or at all. Terra may also decide to defend against a claim of infringement; but litigation, even if successful, is costly and may have a material adverse effect on Terra regardless of the eventual outcome.

      COMPETITIVE MARKET FOR TERRA'S PRODUCTS AND SERVICES. Potential competitors to Terra's electronic commerce solutions include credit card companies, banks, payment processors and other entities, any of which may have greater financial resources, an entrenched position in the market or brand recognition. These potential competitors may be able to require that their own technology, rather than the technology of others, including that of Terra, be used in connection with their payment mechanisms. Furthermore, the barriers to entry into most Internet markets, including the electronic commerce segments, are relatively low, making them accessible to a wide number of entities. Therefore, competition is likely to intensify as Terra's market develops and matures, which could result in price reductions, reduced margins or loss of market share.

      Furthermore, there can be no assurance that Terra will be able to identify, develop, manufacture, market or support new products or offer new services successfully, that such new products or services will gain market acceptance, or that Terra will be able to respond effectively to technological changes or product announcements by competitors. Any failure by Terra to anticipate or respond adequately to technological developments and customer requirements or any significant delays in product developments or introductions could result in a loss of market share or revenues.

      There can be no assurance that Terra's competitors will not develop technologies and products that are as or more effective and efficient than Terra's products or that Terra's technologies and products will not be rendered obsolete by such developments. As well, there can be no assurance that other companies with greater financial and technological resources will not develop electronic commerce technologies for the Internet with similar or better capabilities than Terra's products or that Terra will be able to compete successfully against existing competitors or future entrants into the market. Products developed by competitors may achieve greater market acceptance than Terra's products.

      TECHNOLOGICAL DEFECTS AND PRODUCT DEVELOPMENT DELAYS. Products and services based on sophisticated technology and computing systems often encounter development delays, and the underlying technology may contain undetected errors or failures when introduced or when the volume of services provided increases. Terra may experience delays in the development of its products, or the technology and computing systems underlying Terra's services, such as its transaction processing services. In addition, despite testing, it is possible that Terra's technology may nevertheless contain errors, and this could delay product launches and innovations and damage customer relations.

      RISKS ASSOCIATED WITH ENCRYPTION TECHNOLOGY. A significant barrier to electronic commerce and communication is the secure transmission of confidential information over public networks. Terra's electronic commerce software uses encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. Despite the fact that Terra strives to make use of proven applications for premium data security and integrity to process electronic transactions, there can be no assurance that use of these applications will be sufficient to address changing market conditions or the security and privacy concerns of existing and potential clients. A security or privacy breach may cause Terra's clients to lose confidence in its services, deter clients from using Terra's services, harm Terra's reputation, expose Terra to liability, increase Terra's expenses from potential remediation costs, and decrease market acceptance and growth of Terra's product offerings.

      SYSTEM RISKS AND SERVICE DELAY OR INTERRUPTION RISKS. Terra's ability to process electronic transactions depends on bank processing and credit card systems. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. In order to prepare for certain types of system problems, Terra has developed and is testing a formal disaster recovery plan. Any system failure, including network, software or hardware failure, that causes a delay or interruption in Terra's electronic payment services could result in reduced use, reduced revenue and harm to Terra's reputation, brand and relations with merchants and end-users.

      Delayed response times and interruptions in service associated with Terra's electronic transaction processing, including delays or interruptions relating to high volumes of traffic or technological problems, may result in a loss of merchants and end-users using Terra's electronic payment software for transaction processing.

      EXCHANGE RATE RISKS. The majority of Terra's revenues are generated in U.S. dollars and a significant portion of Terra's expenses are incurred in Canadian dollars. Any fluctuation in the value of the Canadian dollar relative to the U.S. dollar may result in variations in the revenues and earnings of Terra. Terra has not implemented a currency hedging program.

      RISK OF UNAUTHORIZED DISCLOSURE OF MERCHANT AND CARDHOLDER DATA. Terra collects and stores sensitive data about merchants and cardholders, including names, addresses, social security numbers, drivers' licence numbers, chequing and savings account numbers and payment history records, such as account closures and returned checks. In addition, Terra maintains a database of cardholder data relating to specific transactions, including payment card numbers and cardholder addresses, in order to process the transactions and for fraud prevention and other internal processes. If a person penetrates Terra's network security or otherwise misappropriates sensitive merchant or cardholder data, Terra could be subject to liability or business interruption.

      Although Terra requires that its agreements with service providers who have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, there can be no assurance that these contractual measures will prevent the unauthorized disclosure of merchant or customer data. In addition, Terra's agreements with financial institutions require it to take certain protective measures to ensure the confidentiality of merchant and consumer data. Any failure to adequately take these protective measures could result in protracted or costly litigation.

      LOSS OF KEY PERSONNEL. The loss of key personnel or damage to their reputations could adversely affect Terra's relationships with card associations, bank sponsors and other service providers, which would adversely affect Terra's business.

      RISK OF ADVERSE BUSINESS CONDITIONS. General economic conditions have caused some of the merchants Terra serves to experience difficulty in supporting their current operations and implementing their business plans. If these merchants make fewer sales of their products and services, Terra will have fewer transactions to process, resulting in lower revenues.

      In addition, in a recessionary environment, the merchants Terra serves could be subject to a higher rate of insolvency which could adversely affect Terra financially. Terra bears credit risk for chargebacks related to billing disputes between credit card holders and bankrupt merchants. If a merchant seeks relief under bankruptcy laws or is otherwise unable or unwilling to pay, Terra may be liable for the full transaction amount of a chargeback.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The table below provides information about our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates.

       Interest rate and foreign currency exchange rate sensitivity table

                                                                                 December 31, 2003
                                                                             --------------------------
                                                                               Carrying         Fair
                                                                                 Value         Value(1)
                                                                               --------       --------
                                                                                   (U.S. dollars)
Discounted notes denominated in U.S. and Canadian dollars, held for other than trading purposes, with a weighted average effective yield of 1.39% (2002 - 1.56%), maturing between January 12, 2004 and October
24, 2004 (2002 - matured between January 13, 2003 and April 17, 2003
with a maturity value of $48,191,000)                                        $48,032,000    $48,525,000

Notes denominated in U.S. and Canadian dollars, held for other than trading purposes, with a weighted average effective yield of 1.97%, maturing between February 1, 2005 and December 9, 2008 with a maturity
value of $26,076,000                                                         $26,270,000    $25,931,000
                                                                             -----------    -----------
                                               TOTAL:                        $74,302,000    $74,456,000
                                                                             ===========    ===========

(1) Fair value has been determined based upon quoted market values as at December 31, 2003.

We are exposed to foreign currency exchange rate fluctuations resulting from certain expenses paid from Canadian operations in Canadian dollars, while substantially all of our revenues are earned in U.S. dollars. If the Canadian dollar strengthens in relation to the U.S. dollar, the effective cost of our expenses (as reported in U.S. dollars) will increase. We have never tried to hedge our exchange rate risk, do not plan to do so and may not be successful should we attempt to do so in the future. We are also exposed to interest rate fluctuation risk, which we do not systematically manage. We presently invest in short-term investment grade paper.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Consolidated Financial Statements of

            OPTIMAL ROBOTICS CORP.

            Years ended December 31, 2003 and 2002
            (expressed in US dollars)

                         [LETTERHEAD OF KPMG]

          KPMG LLP                                     Telephone  (514) 840-2100
          Chartered Accountants                        Telefax    (514) 840-2187
          2000 McGill College Avenue                          http://www.kpmg.ca
          Suite 1900
          Montreal (Quebec)  H3A 3H8

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Optimal Robotics Corp. as at December 31, 2003 and 2002 and the consolidated statements of operations, deficit and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in accordance with Canadian generally accepted accounting principles.


/s/ KPMG LLP

Chartered Accountants

Montreal, Canada

February 20, 2004

OPTIMAL ROBOTICS CORP.
Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

Financial Statements

      Consolidated Balance Sheets..........................................   1

      Consolidated Statements of Operations................................   2

      Consolidated Statements of Deficit...................................   3

      Consolidated Statements of Cash Flows................................   4

      Notes to Consolidated Financial Statements...........................   5

OPTIMAL ROBOTICS CORP.
Consolidated Balance Sheet

December 31, 2003 and 2002
(expressed in U.S. dollars)

===========================================================================================
                                                                     2003              2002
-------------------------------------------------------------------------------------------
Assets

Current assets:
      Cash and cash equivalents                             $   4,211,964     $   9,615,348
      Short-term investments (note 4)                          74,301,582        76,146,586
      Accounts receivable (note 5)                             11,082,962         5,812,656
      Income taxes receivable                                     546,130         1,481,977
      Tax credits receivable                                      376,000           728,408
      Inventories (note 6)                                     22,938,125        22,656,666
      Future income taxes (note 16)                               331,829           243,470
      Prepaid expenses and deposits                             1,075,691           493,499
      -------------------------------------------------------------------------------------
                                                              114,864,283       117,178,610

Property and equipment (note 7)                                 6,290,188         6,562,344

Goodwill and other intangible assets (note 8)                  12,109,838         4,399,924

Future income taxes (note 16)                                   2,278,016         1,549,856

-------------------------------------------------------------------------------------------
                                                            $ 135,542,325     $ 129,690,734
===========================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
      Bank indebtedness (note 9)                            $  10,726,076     $          --
      Accounts payable and accrued liabilities (note 10)        8,400,100         7,134,379
      Deferred revenue                                          2,860,122         1,394,455
      Future income taxes (note 16)                               133,806                --
-------------------------------------------------------------------------------------------
                                                               22,120,104         8,528,834

Future income taxes (note 16)                                     129,583         1,700,870

Shareholders' equity:
      Share capital (note 11)                                 122,102,244       122,102,244
      Additional paid-in capital                                    5,282             5,282
      Deficit                                                  (7,330,417)       (1,162,025)
      Cumulative translation adjustment                        (1,484,471)       (1,484,471)
-------------------------------------------------------------------------------------------
                                                              113,292,638       119,461,030

Commitments and contingencies (note 13)
Subsequent events (note 22)

-------------------------------------------------------------------------------------------
                                                            $ 135,542,325     $ 129,690,734
===========================================================================================

See accompanying notes to consolidated financial statements.

Approved by the Board of Directors


   /s/ HOLDEN L. OSTRIN     Director        /s/ NEIL S. WECHSLER      Director
----------------------------                --------------------------

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Operations

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

==================================================================================================
                                                          2003              2002              2001
--------------------------------------------------------------------------------------------------
Revenues                                         $  67,187,900     $  75,717,591     $ 101,421,243

Cost of sales                                       45,421,729        50,261,337        63,158,749

--------------------------------------------------------------------------------------------------
Gross margin                                        21,766,171        25,456,254        38,262,494

Expenses (income):
      Selling, general and administrative           25,905,607        29,012,307        18,441,868
      Amortization                                   3,065,411         2,655,820         1,538,366
      Operating lease                                1,970,834         1,550,962         1,210,201
      Research and development (note 14)               795,390         1,289,848         1,223,956
      Restructuring (note 15)                          747,919         1,038,835                --
      Investment income                               (980,103)       (1,816,889)       (3,147,698)
      Foreign exchange                                 332,505            (6,436)           90,110
      --------------------------------------------------------------------------------------------
                                                    31,837,563        33,724,447        19,356,803

--------------------------------------------------------------------------------------------------
(Loss) earnings before income taxes                (10,071,392)       (8,268,193)       18,905,691

Income tax (recovery) provision (note 16)           (3,903,000)       (2,940,963)        9,600,000

--------------------------------------------------------------------------------------------------
Net (loss) earnings                              $  (6,168,392)    $  (5,327,230)    $   9,305,691
==================================================================================================

Earnings (loss) per share:
      Basic                                      $       (0.41)    $       (0.35)    $        0.63
      Diluted                                            (0.41)            (0.35)             0.60

==================================================================================================

Weighted average number of common shares:
      Basic                                         14,936,235        15,058,533        14,704,636
      Effect of dilutive options and warrants              576            42,874           867,903
--------------------------------------------------------------------------------------------------
      Diluted                                       14,936,811        15,101,407        15,572,539
==================================================================================================

See accompanying notes to consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Deficit

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

=============================================================================================
                                                         2003            2002            2001
---------------------------------------------------------------------------------------------

(Deficit) retained earnings, beginning of year    $(1,162,025)    $ 8,475,146     $  (830,545)

Net (loss) earnings                                (6,168,392)     (5,327,230)      9,305,691

Excess of purchase price over book value
   of shares (note 11)                                     --      (4,309,941)             --

---------------------------------------------------------------------------------------------
(Deficit) retained earnings, end of year          $(7,330,417)    $(1,162,025)    $ 8,475,146
=============================================================================================

See accompanying notes to consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Consolidated Statements of Cash Flows

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

======================================================================================================
                                                                2003             2002             2001
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net (loss) earnings                               $ (6,168,392)    $ (5,327,230)    $  9,305,691
      Adjustments for items not affecting cash:
           Amortization                                    3,065,411        2,655,820        1,538,366
           Future income taxes                            (2,254,000)        (951,416)       4,741,905
           Loss on sale of trade accounts receivable              --           36,263           73,955
           Write-off of property and equipment               140,338          175,749               --
      Changes in operating assets and liabilities:
           Accounts receivable                            (2,085,179)      (1,032,186)      (6,544,104)
           Proceeds from sale of trade accounts
             receivable                                           --        4,192,712        9,458,760
           Income taxes                                      935,847       (6,276,453)       4,794,476
           Tax credits receivable                            352,408          155,649         (560,269)
           Inventories                                     1,940,676         (301,399)      (4,374,837)
           Prepaid expenses and deposits                    (293,188)         495,608         (519,685)
           Accounts payable and accrued liabilities       (2,890,752)         460,575       (3,960,049)
           Deferred revenue                                  768,213         (212,657)        (276,037)
      ------------------------------------------------------------------------------------------------
                                                          (6,488,618)      (5,928,965)      13,678,172

Cash flows from financing activities:
      Proceeds from demand loan                           10,726,076               --               --
      Repayment of long-term debt                         (3,746,372)              --               --
      Repurchase of common shares                                 --       (8,684,330)              --
      Proceeds from issuance of common shares                     --               --       19,421,317
      ------------------------------------------------------------------------------------------------
                                                           6,979,704       (8,684,330)      19,421,317

Cash flows from investing activities:
      Purchase of property and equipment                  (1,387,367)      (3,083,748)      (4,003,625)
      Purchase of intangible assets                         (961,814)        (644,779)              --
      Proceeds from disposal of property
        and equipment                                        655,544               --               --
      Business acquisitions (note 3)                      (6,045,837)              --       (1,141,000)
      Sale (purchase) of investments                       1,845,004       18,340,740      (23,345,416)
      ------------------------------------------------------------------------------------------------
                                                          (5,894,470)      14,612,213      (28,490,041)

------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and
   cash equivalents                                       (5,403,384)          (1,082)       4,609,448

Cash and cash equivalents, beginning of year               9,615,348        9,616,430        5,006,982

------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                  $  4,211,964     $  9,615,348     $  9,616,430
======================================================================================================

Supplemental disclosure of cash flow information (note 19)

See accompanying notes to consolidated financial statements.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

1.    Nature of operations:

      Optimal Robotics Corp. (the "Company") is engaged in the development, marketing, installation and servicing of automated transaction products designed for use in the retail sector. The Company's principal product focus is its U-Scan(R) system, a self-service checkout system for the retail industry. The Company also provides hardware maintenance and repair outsourcing services throughout North America.

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

      (c)   Short-term investments:

            Short-term investments include investments with maturities greater than three months and less than a year as well as investments with maturities greater than a year that can be promptly liquidated. Investments are carried at the lower of amortized cost and market value.

      (d)   Securitizations:

            Securitization transactions are recorded as sales of accounts receivable when the control of the asset is transferred to the purchaser. Transactions recorded in this manner result in the removal of the accounts receivable sold from the Company's balance sheet. Discount fees on the portfolio of receivables sold are recorded in selling, general and administrative expenses.

      (e)   Inventories:

            Raw material inventories are stated at the lower of landed cost or replacement cost. Finished goods and work in process inventories are stated at the lower of cost or net realizable value. Cost is determined on the basis of weighted average cost.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

2.    Significant accounting policies (continued):

      (e)   Inventories (continued):

            To provide maintenance and repair services to its customers, the Company maintains significant levels of replacement parts. Parts are stated at cost. The Company provides an allowance for obsolescence and shrinkage. The costs of refurbishing parts are included in the cost of sales as incurred.

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

            ====================================================================

            Test units                                                       33%
            Equipment                                                        10%
            Computer equipment and software                                  33%
            Leasehold improvements                               Over lease term

            ====================================================================

      (h)   Goodwill and other intangible assets:

            Goodwill:

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

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

2.    Significant accounting policies (continued):

      (h)   Goodwill and other intangible assets (continued):

            Goodwill (continued):

            Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the test is not required. The second step is performed when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit's goodwill is compared with its carrying amount to measure the impairment loss, if any. When the carrying amount of the reporting unit's goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item on the consolidated statement of operations.

            Based on the impairment tests performed as of December 31, 2003 and 2002, the Company concluded that no goodwill impairment charge was required.

            Prior to the adoption of the Canadian Institute of Chartered Accountants ("CICA") Handbook Section 3062 on January 1, 2002, goodwill was amortized on a straight-line basis over its expected useful life. The following information presents the impact of goodwill amortization in fiscal 2001:

            ============================================================================================
                                                                   2003              2002           2001
            --------------------------------------------------------------------------------------------
            Reported net (loss) earnings                  $  (6,168,392)    $  (5,327,230)    $9,305,691
            Add back goodwill amortization, net of tax               --                --         86,968

            --------------------------------------------------------------------------------------------
            Adjusted net (loss) earnings                  $  (6,168,392)    $  (5,327,230)    $9,392,659
            ============================================================================================

            Earnings (loss) per share:
                 Basic                                    $       (0.41)    $       (0.35)    $     0.64
                 Diluted                                          (0.41)            (0.35)          0.60

            ============================================================================================

            Other intangible assets:

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

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================


2.    Significant accounting policies (continued):

      (h)   Goodwill and other intangible assets (continued):

            Other intangible assets (continued):

            Intangible assets are amortized using the straight-line method at the following annual rates:

            ====================================================================

            Customer list                                                    20%
            Patent costs                                        over patent life
            License                                         over license term of
                                                                       44 months

            ====================================================================

            Customer contracts and customer relationships are presented at the fair value assigned in the context of a business acquisition and are amortized on a straight-line basis over the estimated useful life of six years.

      (i)   Impairment and disposal of long-lived assets:

            In December 2002, the CICA issued Handbook Section 3063, Impairment or Disposal of Long-Lived Assets and revised Section 3475, Disposal of Long-Lived Assets and Discontinued Operations. Together, these two sections supersede the write-down and disposal provisions of
            Section 3061, Property, Plant and Equipment as well as Section 3475, Discontinued Operations.

            Section 3063 amends existing guidance on long-lived asset impairment measurement and establishes standards for the recognition, measurement and disclosure of the impairment of long-lived assets held for use by the Company. It requires that an impairment loss be recognized for long-lived assets, consisting of property and equipment and intangible assets with definite useful lives, when the carrying amount of an asset to be held and used exceeds the sum of the undiscounted cash flows expected from its use and disposal; the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Section 3475 provides a single accounting model for long-lived assets to be disposed of by sale. Section 3475 provides specified criteria for classifying an asset as held-for-sale and requires assets classified as held-for-sale to be measured at the lower of their carrying amounts or fair value, less costs to sell. Section 3475 also broadens the scope of businesses that qualify for reporting as discontinued operations to include any disposals of a component of an entity, which comprises operations and cash flows that can be clearly distinguished from the rest of the Company, and changes the timing of recognizing losses on such operations.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

2.    Significant accounting policies (continued):

      (i)   Impairment and disposal of long-lived assets (continued):

            On January 1, 2003, the Company adopted Section 3063 on the impairment of long-lived assets held for use and the revised standards contained in Section 3475 on disposal of long-lived assets and discontinued operations. There was no impact on the Company's financial statements as a result of adopting these recommendations.

      (j)   Income taxes:

            The Company provides for income taxes using the asset and liability method of tax allocation. Under this method, future income tax assets and liabilities are determined based on deductible or taxable temporary differences between financial statement values and tax values of assets and liabilities using substantively enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse.

            The Company establishes a valuation allowance against future income tax assets if, based on available information, it is more likely than not that some or all of the future income tax assets will not be realized.

      (k)   Revenue recognition:

            Revenue from product sales is recognized upon shipment, delivery or upon customer acceptance of the product, based upon the terms as defined in the customer contract. Installation service revenue, which is billed separately from product sales, is recognized at the time the service has been provided to the customers. Revenue from maintenance and repair services, which is subject to separate contracts, is deferred and amortized ratably over the term of the contract.

      (l)   Foreign currency translation:

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

      (m)   Research and development expenses:

            Research costs, which include all costs incurred to establish technological feasibility, are charged to operations in the year in which they are incurred. Technological feasibility has been defined as the completion of the product design for the computer software.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

2.    Significant accounting policies (continued):

      (m)   Research and development expenses (continued):

            Once technological feasibility has been established, development costs are evaluated for deferral and subsequent amortization. As at December 31, 2003 and 2002, the Company had no deferred development costs.

      (n)   Stock-based compensation:

            In November 2003, the CICA revised Handbook Section 3870, Stock-based Compensation and other Stock-based Payments, with respect to the accounting for stock-based compensation and other stock-based payments. The revised recommendations require that beginning January 1, 2004, the fair value-based method be used to account for all transactions whereby goods and services are received in exchange for stock-based compensation and other stock-based payments. The revised standard no longer permits the use of the settlement method for stock-based employee compensation awards. Under the settlement method, any consideration paid by employees on the exercise of stock options is credited to share capital and no compensation expense is recognized. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award's vesting periods.

            In accordance with one of the transitional options permitted under
            Section 3870, the Company has elected to early adopt the new recommendations effective January 1, 2003 and prospectively apply the standard for employee stock awards granted after January 1, 2003. Previously, the Company applied the settlement method of accounting to employee stock options.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

2.    Significant accounting policies (continued):

      (n)   Stock-based compensation (continued):

            As required under the standard, the following disclosure is required to report the pro forma net earnings and earnings per share as if the fair value-based method had been used to account for employee stock options granted between January 1, 2002 and December 31, 2002:

            ====================================================================================================
                                                                                         2003               2002
            ----------------------------------------------------------------------------------------------------
            Net loss, as reported                                                $ (6,168,392)      $ (5,327,230)

            Deduct:

                 Total stock-based employee compensation expense
                   determined under fair value-based method for all
                   awards granted in fiscal 2002, net of related taxes of nil      (1,423,340)       (18,575,322)

            ----------------------------------------------------------------------------------------------------
            Pro forma net loss                                                   $ (7,591,732)      $(23,902,552)
            ====================================================================================================

            Earnings (loss) per share:
                 Basic:
                      As reported                                                $      (0.41)      $      (0.35)
                      Pro forma                                                         (0.51)             (1.59)
                 Diluted:
                      As reported                                                       (0.41)             (0.35)
                      Pro forma                                                         (0.51)             (1.59)
            ====================================================================================================

            The weighted average fair value of the 1,765,000 options granted during the fiscal 2002, estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions, was $11.49 per share:

            ====================================================================================================
                                                                                          2003              2002
            ----------------------------------------------------------------------------------------------------
            Risk free interest rate                                                        N/A              3.32%
            Expected volatility                                                            N/A                81%
            Expected life in years                                                         N/A                10
            Expected dividend yield                                                        N/A               nil

            ====================================================================================================

            Dividend yield was excluded from the calculation since it is the present policy of the Company to retain all earnings to finance operations.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

2.    Significant accounting policies (continued):

      (n)   Stock-based compensation (continued):

            There were no options granted during the year ended December 31, 2003. The pro forma adjustments for fiscal 2003 and fiscal 2002 relate to the amortization of compensation cost for options granted during fiscal 2002 over the vesting periods.

            Details of all outstanding stock options are as follows:

            ====================================================================
                                                                Weighted average
                                                                  exercise price
                                                   Number              per share
            --------------------------------------------------------------------

            Balance, December 31, 2002          4,799,525              $   22.88
            Expired/cancelled                  (4,794,525)                 22.89

            --------------------------------------------------------------------
            Balance, December 31, 2003              5,000              $    6.40
            ====================================================================

      (o)   Earnings per share:

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

      (p)   Use of estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Significant areas requiring the use of management estimates include estimating the useful lives of long-lived assets, including property and equipment and intangible assets, estimating the fair value of identifiable intangibles acquired in a business acquisition, estimating stock-based compensation costs, as well as assessing the recoverability of inventories, goodwill, long-lived assets, tax credits receivable and future tax assets. The reported amounts and note disclosures are determined to reflect the most probable set of economic conditions and planned courses of action. Actual results could differ from those estimates.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

2.    Significant accounting policies (continued):

      (q)   Guarantees:

            On January 1, 2003, the Company adopted the new recommendations of the CICA, Accounting Guideline 14, Disclosure of Guarantees, which clarifies disclosure requirements for certain guarantees. The guideline does not provide guidance on the measurement and recognition of a guarantor's liability for obligations under guarantees. The guideline defines a guarantee to be a contract (including an indemnity) that contingently requires the Company to make payments to a third party based on (i) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable, that is related to an asset, a liability or an equity security of the counterparty, (ii) failure of another party to perform under an obligating agreement or (iii) failure of another party to pay its indebtedness when due.

            As explained in note 13 (b), the Company is contractually bound to indemnify a customer without limitations for damages incurred in connection with a civil action. A reasonable estimate of the maximum potential amount the Company could be required to pay to counterparties cannot be made given the nature of the indemnification.

3.    Business acquisitions:

      RBA Inc.

      On September 30, 2003, the Company acquired substantially all of the assets and the ongoing business of RBA Inc. ("RBA"), a company that provides hardware maintenance outsourcing services, including debit/credit card system maintenance and computer maintenance services, across Canada.

      The net assets acquired for cash are approximately $6.0 million (CA$8.1 million), subject to the determination of certain post closing adjustments, if any. The acquisition is accounted for by the Company using the purchase method and the results of RBA are consolidated with those of the Company from the date of acquisition.

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at date of acquisition. The Company is in the process of finalizing its valuation of the net assets acquired, including the determination of post-closing adjustments and the allocation to goodwill and to other intangible assets; thus, the allocation of the purchase price is subject to final modifications.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

3.    Business acquisitions (continued):

      RBA Inc. (continued):

      ==========================================================================

      Assets acquired, at assigned values:
           Accounts receivable                                       $ 3,185,127
           Inventories                                                 2,222,135
           Property and equipment                                      1,766,800
           Prepaid expenses and deposits                                 289,004
           Customer contracts and customer relationships               3,399,720
           Tax-deductible goodwill                                     3,783,350
           ---------------------------------------------------------------------
                                                                      14,646,136

      Liabilities assumed:
           Accounts payable and accrued liabilities                    4,156,473
           Deferred revenue                                              697,454
           Current portion of long-term debt                           2,384,182
           Long-term debt                                              1,362,190
           ---------------------------------------------------------------------
                                                                       8,600,299

      --------------------------------------------------------------------------
      Net assets acquired for cash                                   $ 6,045,837
      ==========================================================================

      Alpha Microsystems, LLC

      On May 29, 2001, the Company acquired certain assets and the ongoing business of Alpha Microsystems, LLC, based in Santa Ana, California, for a total purchase price of approximately $6.8 million, of which $5.7 million was paid by the assumption of liabilities and $1.1 million was paid in cash.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

3.    Business acquisitions (continued):

      Alpha Microsystems, LLC (continued):

      Details of the acquisition are as follows:

      =====================================================================================
      Assets acquired, at assigned values:
           Accounts receivable                                                   $1,387,105
           Inventories                                                            1,254,545
           Property and equipment                                                 1,175,000
           Other assets                                                             142,383
           Tax-deductible goodwill                                                3,171,903
           --------------------------------------------------------------------------------
                                                                                  7,130,936

      Liabilities assumed:
           Accounts payable and accrued liabilities                               2,756,482
           Notes payable                                                          1,385,000
           Deferred revenue                                                       1,848,454
           --------------------------------------------------------------------------------
                                                                                  5,989,936

      -------------------------------------------------------------------------------------
      Net assets acquired for cash                                               $1,141,000
      =====================================================================================

4.    Investments:

      Investments consist of the following:

      =====================================================================================
                                                                        2003           2002
      -------------------------------------------------------------------------------------
      Discounted notes denominated in U.S. dollars and in
         Canadian dollars, with a weighted average effective
         yield of 1.39% (2002 - 1.56%), maturing between
         January 12, 2004 and October 24, 2004 (2002 -
         matured between January 13, 2003 and April 17, 2003)    $48,031,869    $76,146,586

      Notes denominated in U.S. dollars, with a weighted
         average effective yield of 1.97%, maturing between
         February 1, 2005 and December 9, 2008                    26,269,713             --

      -------------------------------------------------------------------------------------
                                                                 $74,301,582    $76,146,586
      =====================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

5.    Accounts receivable:

      =========================================================================
                                                          2003             2002
      -------------------------------------------------------------------------

      Trade accounts receivable                   $ 10,880,166     $  5,289,040
      Accrued interest                                 236,929          299,134
      Other                                            250,443          540,976
      Less allowance for doubtful accounts            (284,576)        (316,494)

      -------------------------------------------------------------------------
                                                  $ 11,082,962     $  5,812,656
      =========================================================================

      During fiscal 2002, under an agreement with a subsidiary of a Canadian chartered bank, the Company sold accounts receivable on a non-recourse basis with an aggregate carrying value of $4,228,976 for net proceeds amounting to $4,192,713. The excess of the carrying value over the net proceeds on sale of these accounts receivable of $36,263 was charged to selling, general and administrative expense.

6.    Inventories:

      =========================================================================
                                                          2003             2002
      -------------------------------------------------------------------------

      Finished goods                              $  1,182,541     $  1,647,505
      Work in process                                  641,370          355,853
      Raw materials                                  3,203,305        4,468,785
      Product and service replacement parts         17,910,909       16,184,523

      -------------------------------------------------------------------------
                                                  $ 22,938,125     $ 22,656,666
      =========================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

7.    Property and equipment:

      ================================================================================
                                                                   2003           2002
      --------------------------------------------------------------------------------
      Cost:
           Test units                                       $ 3,912,111    $ 3,363,185
           Equipment                                          2,253,444      1,981,932
           Computer equipment and software                    4,317,556      3,958,111
           Leasehold improvements                             3,279,697      2,408,759
           ---------------------------------------------------------------------------
                                                             13,762,808     11,711,987

      Accumulated amortization:
           Test units                                         2,631,275      1,709,599
           Equipment                                            622,693        424,166
           Computer equipment and software                    3,153,302      2,273,216
           Leasehold improvements                             1,065,350        742,662
           ---------------------------------------------------------------------------
                                                              7,472,620      5,149,643

      --------------------------------------------------------------------------------
      Net carrying amount                                   $ 6,290,188    $ 6,562,344
      ================================================================================

8.    Goodwill and other intangible assets:

      ================================================================================
                                                                   2003           2002
      --------------------------------------------------------------------------------
      Cost:
           Goodwill                                         $ 6,955,253    $ 3,171,903
           Customer contracts and customer relationships      3,399,720             --
           Patent costs                                       1,393,693        803,143
           Customer list                                        786,414        786,414
           License                                              371,264             --
           ---------------------------------------------------------------------------
                                                             12,906,344      4,761,460

      Accumulated amortization:
           Goodwill                                             141,750        141,750
           Customer contracts and customer relationships        141,655             --
           Patent costs                                         105,034         36,503
           Customer list                                        340,564        183,283
           License                                               67,503             --
           ---------------------------------------------------------------------------
                                                                796,506        361,536
      --------------------------------------------------------------------------------
      Net carrying amount                                   $12,109,838    $ 4,399,924
      ================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

9.    Bank indebtedness:

      The Company has credit facilities in the amount of approximately CA$15 million (U.S.$11.6 million), which can be utilized in the form of loans or bankers' acceptances in Canadian dollars. At December 31, 2003, the Company utilized $10,726,076 of the facilities. The borrowings are due on demand and bear interest either at the bank's prime rate or the market rate for bankers' acceptances plus an acceptance fee of 0.75% per annum, depending on the form of the facility utilized. The facilities are secured by a first ranking moveable hypothec on short-term investments.

10.   Accounts payable and accrued liabilities:

      ==========================================================================
                                                            2003            2002
      --------------------------------------------------------------------------

      Trade accounts payable                          $5,218,166      $5,725,821
      Accrued salaries and benefits                    2,078,886       1,217,640
      Sales taxes payable                                620,170         190,918
      Other                                              482,878              --

      --------------------------------------------------------------------------
                                                      $8,400,100      $7,134,379
      ==========================================================================

11.   Share capital:

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

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

11.   Share capital (continued):

      Changes in the issued and outstanding share capital are as follows:

      ========================================================================================
                                                                   Number of
                                                                      common
                                                                      shares           Dollars
      ----------------------------------------------------------------------------------------
      Balance, December 31, 2000                                  13,708,690     $ 107,050,914

      Issued for cash pursuant to exercise of stock options        1,409,225        17,433,431
      Issued pursuant to exercise of warrants:                       353,420                --
           Ascribed value from other capital                              --             4,402
           Cash                                                           --         1,987,886

      ----------------------------------------------------------------------------------------
      Balance, December 31, 2001                                  15,471,335       126,476,633

      Stock repurchase program                                      (535,100)       (4,374,389)

      ----------------------------------------------------------------------------------------
      Balance, December 31, 2002 and 2003                         14,936,235     $ 122,102,244
      ========================================================================================

      On February 26, 2002, the Board of Directors approved a stock repurchase program authorizing the Company to purchase up to 750,000 common shares in the open market commencing March 5, 2002 and ending March 4, 2003. During 2002, 535,100 shares having a book value of $4,374,389 had been repurchased for a total consideration of $8,684,330. The excess of the purchase price over book value of the shares in the amount of $4,309,941 was charged to retained earnings. No shares were repurchased during the period from January 1, 2003 to March 4, 2003.

      During 2001, the Company issued 1,409,225 common shares pursuant to the exercise of stock options with exercise prices ranging between $3.00 and $47.00 per share and 353,420 common shares pursuant to the exercise of warrants with exercise prices ranging between Cdn$5.00 and $6.60 per share. Total proceeds from the issuance of these shares amounted to $19,421,317.

12.   Stock option plan/warrants:

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

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================


12.   Stock option plan/warrants (continued):

      (a)   Stock option plan (continued):

            A total of 9,000,000 common shares had been authorized for issuance pursuant to options granted under the stock option plan. As at December 31, 2002, 2,543,725 common shares had been issued pursuant to the stock option plan, an additional 4,794,525 common shares were reserved for options outstanding, leaving a further 1,661,750 common shares available to be granted under this plan.

            The Company had granted options under the plan pursuant to certain employment agreements which provide that in the event of termination by the Company without cause, the exercise price of all options, warrants or rights would be amended to a nominal value. Included in the options outstanding as at December 31, 2002, there were options to purchase 2,790,000 common shares with a weighted average exercise price of $23.22 which were subject to this provision, of which 2,392,500 options were exercisable.

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

      (b)   Details of all outstanding stock options are as follows:

            ====================================================================
                                                                        Weighted
                                                                         average
                                                  Number of      ex ercise price
                                                    options            per share
            --------------------------------------------------------------------

            Balance, December 31, 2000            2,933,000           $    19.66

            Granted                               1,846,000                30.62
            Expired/cancelled                        (5,500)               27.43
            Exercised                            (1,409,225)               12.37

            --------------------------------------------------------------------
            Balance, December 31, 2001            3,364,275                28.73

            Granted                               1,765,000                13.86
            Expired/cancelled                      (329,750)               34.14

            --------------------------------------------------------------------
            Balance, December 31, 2002            4,799,525                22.88

            Expired/cancelled                    (4,794,525)               22.89

            --------------------------------------------------------------------
            Balance, December 31, 2003                5,000           $     6.40
            ====================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

12.   Stock option plan/warrants (continued):

      (b)   Details of all outstanding stock options are as follows (continued):

            The weighted average remaining contractual life of the options outstanding at December 31, 2003, all of which are exercisable, is
            8.8 years.

13.   Commitments and contingencies:

      (a)   Operating leases:

            The Company has entered into operating leases for its premises, vehicles and certain office equipment. The minimum amounts payable for each of the next five years, excluding the Company's proportionate share of common operating costs, are approximately as follows:

            ====================================================================

            2004                                                    $  2,617,000
            2005                                                       2,027,000
            2006                                                       1,288,000
            2007                                                         660,000
            2008                                                         649,000
            Thereafter                                                 1,150,000
            --------------------------------------------------------------------
                                                                    $  8,391,000
            ====================================================================

      (b) In 1995 and 1996, the Company received demand letters from the same claimant alleging patent infringement. In July 1999, the claimant filed a civil action alleging patent infringement in the United States District Court for the District of Utah against the Company and PSC Inc., one of the Company's suppliers. In addition, the claimant filed claims against one of the Company's customers, which is contractually entitled to be indemnified by the Company for any damages incurred by it in connection with any patent infringement. On January 27, 2004, the Company entered into a settlement agreement with the claimant, which resolved all potential claims by the claimant and brought this action to an end. This settlement did not have a material adverse effect on the financial position or results of operations of the Company.

            The Company also received a legal letter from another party in 1999, and again in February 2001, alleging infringement of another patent. In March 2003, this claimant also sent a third demand letter alleging infringement of additional patents. The Company believes this second claimant's claims to be without merit and intends to vigorously defend its position should this second claimant initiate a civil action. No amounts have been specified in these claims. It is not possible at this time to make an estimate of the amount of damages, if any, that may result and, accordingly, no provision has been made in these financial statements with respect to such claims.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

13.   Commitments and contingencies (continued):

      (c) The Company is party to litigations arising in the normal course of operations. The Company does not expect the resolution of such matters to have a materially adverse effect on the financial position or results of operations of the Company.

14.   Research and development expenses:

      =============================================================================================================
                                                                        2003                2002               2001
      -------------------------------------------------------------------------------------------------------------
      Gross research and development expenses                    $ 1,171,390         $ 2,146,058       $  2,023,956
      Less research tax credits                                     (376,000)           (856,210)          (800,000)

      -------------------------------------------------------------------------------------------------------------
                                                                 $   795,390         $ 1,289,848       $  1,223,956
      =============================================================================================================

15.   Restructuring:

      In 2003, the Company reduced its workforce in an effort to increase operating efficiencies, decrease overall general and administrative expenses and improve financial results. In total, the Company incurred charges of $747,919 related primarily to severance and accrued vacations, all of which were fully paid by December 31, 2003.

      In 2002, the Company closed the assembly facility in Phoenix, Arizona, and the support hub in Covington, Kentucky in an effort to consolidate operations. The costs incurred as a result of the closures related mainly to lease costs, severance payments and the write-down of inventories and leasehold improvements. As at December 31, 2003, a provision of approximately $133,000 (2002 - $288,000) relating to future obligations for leased premises is included in accounts payable and accrued liabilities in the consolidated balance sheets.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

16.   Income taxes:

      The income tax provision differs from the amount computed by applying the combined Canadian federal and provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

      ================================================================================================================
                                                                           2003              2002                 2001
      ----------------------------------------------------------------------------------------------------------------
      (Loss) earnings before income taxes                         $ (10,071,392)    $  (8,268,193)       $  18,905,691
      ================================================================================================================

      Combined Canadian federal and provincial
        income taxes at 33% (2002 - 35% and
        2001 - 37%)                                               $  (3,323,559)    $  (2,907,097)       $   6,995,106
      Foreign exchange (1)                                           (1,403,641)         (178,235)           2,173,331
      Benefit of losses not recorded                                  1,370,092                --                   --
      Difference in tax rates in foreign jurisdictions                 (367,005)               --                   --
      Permanent differences and other                                  (178,887)          144,369              431,563

      ----------------------------------------------------------------------------------------------------------------
      Income tax (recovery) provision                             $  (3,903,000)    $  (2,940,963)       $   9,600,000
      ================================================================================================================

      (1) For purposes of calculating the income tax provision of the Company, a tax liability is recognized on the foreign exchange gains which arise on the conversion into Canadian dollars of the net monetary assets denominated in U.S. dollars; such conversion is required for tax purposes. Because these financial statements are presented in U.S. dollars, this foreign exchange gain does not impact earnings before income taxes even though the income tax provision includes a tax liability for this gain. Future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar will change the amount of the foreign exchange gains and thus the provision for income taxes thereon.

      The (recovery of) provision for income taxes is composed of the following:

      ================================================================================================================
                                                                            2003             2002                 2001
      ----------------------------------------------------------------------------------------------------------------
      Current income taxes                                        $   (1,649,000)   $  (1,989,547)       $   4,858,095
      Future income taxes                                             (2,254,000)        (951,416)           4,741,905

      ----------------------------------------------------------------------------------------------------------------
                                                                  $   (3,903,000)   $  (2,940,963)       $   9,600,000
      ================================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

16.   Income taxes (continued):

      The future income tax balances are summarized as follows:

      ===================================================================================
                                                               2003                  2002
      -----------------------------------------------------------------------------------
      Future income tax assets (liabilities):
           Non-capital losses                           $ 3,648,108          $  1,278,016
           Share issue costs                                331,829               735,596
           Less valuation allowance                      (1,370,092)                   --
           ------------------------------------------------------------------------------
                                                          2,609,845             2,013,612
           Research and development tax credits            (133,806)             (220,286)
           Property and equipment                          (129,583)             (413,415)
           Foreign exchange gain                                 --            (1,287,455)

      -----------------------------------------------------------------------------------
      Net future income tax asset                       $ 2,346,456          $     92,456
      ===================================================================================

      Presented as:
           Current assets                               $   331,829          $    243,470
           Long-term assets                               2,278,016             1,549,856
           Current liabilities                             (133,806)                   --
           Long-term liabilities                           (129,583)           (1,700,870)

      -----------------------------------------------------------------------------------
                                                        $ 2,346,456          $     92,456
      ===================================================================================

      In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future income tax assets will be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income and/or tax planning strategies.

      The Company has approximately $10 million of losses carryforward available to reduce federal taxable income in the United States. These losses expire in 2022 and 2023.

17.   Segmented information:

      Prior to fiscal 2003, the Company reported its operations under one segment, the development, marketing, installation and sale of automated transaction products designed for use in the retail sector. As a result of the acquisitions discussed in note 3, combined with lower product sales and an increase in service revenue from hardware and software maintenance, the Company now operates in two segments, namely product sales and services as described in note 1. The corporate segment is responsible for the Company's financial and corporate direction, and also includes general expenses which cannot be directly attributed to a specific segment. Management measures the results of operations based on segment gross margin provided by each business segment.

      The prior years' figures present revenues and cost of sales by products only since, until the acquisition referred to above, management reported its operations as one segment.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

17.   Segmented information (continued):

      (a)   Information on the operating segments is as follows:

           ===========================================================================================================
                                                                    Hardware and
                                              Systems, parts            software       Corporate and
                                                   and other         maintenance        eliminations      Consolidated
           -----------------------------------------------------------------------------------------------------------
           2003:

           Revenues from external
             customers                         $  38,801,548        $ 28,386,352        $         --      $ 67,187,900
           Cost of sales                          27,861,154          17,560,574                  --        45,421,728
           Segment gross margin                   10,940,394          10,825,778                  --        21,766,172
           Amortization                            2,137,473             927,938                  --         3,065,411
           Interest income                                --                  --             980,103           980,103
           Income (loss) before taxes             (2,292,374)            616,735          (8,395,753)      (10,071,392)
           Income tax expense (recovery)                  --                  --          (3,903,000)       (3,903,000)

           Total assets                        $  16,663,937        $ 36,063,125        $ 82,815,263      $135,542,325

           Total additions to property and
             equipment and intangibles         $   1,572,858        $  7,564,947        $    394,446      $  9,532,251

           2002:

           Revenues from external
             customers                         $  56,482,854        $ 19,234,737        $         --      $ 75,717,591
           Cost of sales                          36,409,261          13,852,076                  --        50,261,337
           Segment gross margin                   20,073,593           5,382,661                  --        25,456,254

           2001:

           Revenues from external
             customers                         $  86,184,269        $ 15,236,974        $         --      $101,421,243
           Cost of sales                          54,440,833           8,717,916                  --        63,158,749
           Segment gross margin                   31,743,436           6,519,058                  --        38,262,494

           ===========================================================================================================

      (b)   Geographic information is as follows:

           ============================================================================================================
                                                                                     Property and equipment
                                                Revenues                                and intangibles
                              ------------------------------------------   -------------------------------------------
                                      2003           2002           2001           2003            2002           2001
            ----------------------------------------------------------------------------------------------------------
            Canada            $ 13,310,217   $  3,678,824   $    572,276   $ 13,804,936    $  5,811,631   $  4,436,119
            United States       52,570,247     72,038,767    100,848,967      4,581,268       5,150,637      5,629,191
            United Kingdom       1,307,436             --             --         13,822              --             --

            ----------------------------------------------------------------------------------------------------------
                              $ 67,187,900   $ 75,717,591   $101,421,243   $ 18,400,026    $ 10,962,268   $ 10,065,310
          ============================================================================================================

           Revenues were derived from customers located in the geographic areas.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

17.   Segmented information (continued):

      (c)   Major customers:

            Sales to major customers (customers from which 10% or more of total revenue is derived during the specified period), predominently from the systems, parts and other segment, are summarized as follows:

           =====================================================================
                                          2003             2002             2001
           ---------------------------------------------------------------------

            Customer 1            $ 24,404,102     $ 33,027,035     $ 65,134,835
            Customer 2                     N/A              N/A       14,109,411

           =====================================================================

18.   Financial instruments:

      (a)   Credit risk:

            Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, investments and accounts receivable. Cash is maintained with high-credit quality financial institutions. Investments consist of discounted notes issued by high-credit quality corporations. For accounts receivable, the Company performs periodic credit evaluations and typically does not require collateral. Allowances are maintained for potential credit losses consistent with the credit risk, historical trends, general economic conditions and other information.

      (b)   Interest rate risk:

            The Company's exposure to interest rate risk is as follows:

            ====================================================================

            Cash and cash equivalents                        Fixed interest rate
            Short-term investments                           Fixed interest rate
            Accounts receivable                             Non-interest bearing
            Tax credits receivable                          Non-interest bearing
            Bank indebtedness                             Variable interest rate
            Accounts payable and accrued liabilities        Non-interest bearing

            ====================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

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

            The fair value of investments as at December 31, 2003 amounted to approximately $74,456,000 (2002 - $76,714,000) which was calculated by reference to various market data.

19.   Supplemental disclosure of cash flow information:

      ===============================================================================
                                                     2003          2002          2001
      -------------------------------------------------------------------------------
      Cash paid during the year for:
           Interest                            $  174,521    $   59,579    $  105,368
           Income taxes                           158,730     3,260,759        63,621

      ===============================================================================

      Cash and cash equivalents consist of:
           Cash balances with banks            $4,211,964    $9,615,348    $3,486,203
           Short-term investments                      --            --     6,130,227

      -------------------------------------------------------------------------------
                                               $4,211,964    $9,615,348    $9,616,430
      ===============================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

20.   Canadian/U.S. Reporting Differences:

      The consolidated financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles ("GAAP"), which conform, in all material respects, with those generally accepted in the United States except as described below:

      (a)   Consolidated Statements of Operations:

            The reconciliation of net earnings reported in accordance with Canadian GAAP to U.S. GAAP is as follows:

            ==============================================================================================
                                                                   2003             2002             2001
            ----------------------------------------------------------------------------------------------
            Net (loss) earnings in accordance with
              Canadian GAAP:                              $  (6,168,392)    $ (5,327,230)    $  9,305,691
                 Stock-based compensation costs (1)                  --        9,778,143      (32,600,037)

            ----------------------------------------------------------------------------------------------
            Net earnings (loss) in accordance with
              U.S. GAAP                                   $  (6,168,392)    $  4,450,913     $(23,294,346)
            ==============================================================================================

            Earnings (loss) per share under U.S. GAAP:
                 Basic                                    $       (0.41)    $       0.30     $      (1.58)
                 Diluted                                          (0.41)            0.29            (1.58)

            ==============================================================================================

            The weighted average number of common shares outstanding for purposes of determining basic and diluted earnings (loss) per share are the same amounts disclosed for Canadian GAAP purposes.

            (1)   Stock-based compensation:

                  Prior to January 1, 2002, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, which requires compensation costs to be recognized for the difference, if any, between the quoted market price of the stock as at the grant date and the amount the individual must pay to acquire the stock. Prior to the cancellation of the outstanding stock options referred to in note 12 (a), certain of the Company's stock options were variable because the exercise price was not known until the options were exercised.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

20.   Canadian/U.S. Reporting Differences (continued):

      (a)   Consolidated Statements of Operations (continued):

            (1)   Stock-based compensation (continued):

                  Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement 123, Accounting for Stock-based Compensation, prospectively to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company's plan vest either immediately or over a period of two years. Therefore, the cost related to stock-based compensation included in the determination of net earnings for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

                  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

            ==================================================================================================
                                                                   2003               2002               2001
            --------------------------------------------------------------------------------------------------
            Reported net (loss) earnings                 $   (6,168,392)    $    4,450,913     $  (23,294,346)
            Add: Stock-based employee
              compensation included in reported net
              earnings, net of related taxes of nil                  --         (9,778,143)        32,600,037
            Deduct: Total stock-based employee
              compensation expense determined
              under fair value based method for
              all awards, net of related taxes of nil       (10,134,477)       (41,975,353)       (31,683,852)

            --------------------------------------------------------------------------------------------------
            Pro forma net loss                           $  (16,302,869)    $  (47,302,583)    $  (22,378,161)

            Earnings (loss) per share:
                 Basic:
                      As reported                        $        (0.41)    $         0.30     $        (1.58)
                      Pro forma                                   (1.09)             (3.14)             (1.52)
                 Diluted:
                      As reported                                 (0.41)              0.29              (1.58)
                      Pro forma                                   (1.09)             (3.14)             (1.52)

            ==================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

20.   Canadian/U.S. Reporting Differences (continued):

      (a)   Consolidated Statements of Operations (continued):

            The weighted averaged fair value of each option granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

            ==================================================================================================
                                                                                  2003       2002        2001
            --------------------------------------------------------------------------------------------------
            Risk-free interest rate                                                N/A       3.32%       4.36%
            Expected volatility                                                    N/A         81%         76%
            Expected life in years                                                 N/A         10         8.6
            Expected dividend yield                                                N/A        nil         nil

            ==================================================================================================

            Dividend yield was excluded from the calculation since it is the present policy of the Company to retain all earnings to finance operations.

            The following table summarizes the weighted average grant-date fair value per share for options granted:

            ==================================================================================================
                                                                                                      Weighted
                                                                                                       average
                                                                                                    grant-date
                                                                                    Number of       fair value
                                                                                      options        per share
            --------------------------------------------------------------------------------------------------
            2001:
                 Exercise price per share equal to market price per share            1,846,000        $  22.22

            2002:
                 Exercise price per share equal to market price per share            1,765,000           11.49

            2003:
                 Exercise price per share equal to market price per share                  N/A             N/A

            ==================================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

20.   Canadian/U.S. Reporting Differences (continued):

      (b)   Consolidated Balance Sheets:

            Differences between Canadian and U.S. GAAP in the presentation of share capital, additional paid-in capital and retained earnings are as follows:

            (i)   Share capital:

                  =======================================================================================
                                                                                   2003              2002
                  ---------------------------------------------------------------------------------------
                  Share capital in accordance with Canadian GAAP          $ 122,102,244     $ 122,102,244
                  Stock-based compensation costs on options exercised:
                       Current year                                                  --                --
                       Cumulative effect of prior years                      39,868,564        39,868,564
                  Change in reporting currency (2)                            2,587,999         2,587,999

                  ---------------------------------------------------------------------------------------
                  Share capital in accordance with U.S. GAAP              $ 164,558,807     $ 164,558,807
                  =======================================================================================

            (ii)  Additional paid-in capital:

                  =======================================================================================
                                                                                   2003              2002
                  ---------------------------------------------------------------------------------------
                  Additional paid-in capital in accordance with
                    Canadian GAAP                                         $       5,282     $       5,282
                  Stock-based compensation costs:
                       Current year                                                  --        (9,778,143)
                       Cumulative effect of prior years                      68,756,941        78,535,084
                  Stock-based compensation costs on options exercised:
                       Cumulative effect of prior years                     (39,868,564)      (39,868,564)
                  Change in reporting currency (2)                              968,350           968,350

                  ---------------------------------------------------------------------------------------
                  Additional paid-in capital in accordance
                    with U.S. GAAP                                        $  29,862,009     $  29,862,009
                  =======================================================================================

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

20.   Canadian/U.S. Reporting Differences (continued):

      (b)   Consolidated Balance Sheets (continued):

            (iii) Retained earnings (deficit):

                  ======================================================================
                                                                  2003             2002
                  ----------------------------------------------------------------------
                  Deficit in accordance
                    with Canadian GAAP                    $ (7,330,417)    $ (1,162,025)
                  Stock-based compensation costs:
                    Current year                                    --        9,778,143
                    Cumulative effect of prior years       (68,756,941)     (78,535,084)
                  Share issue costs (1)                       (833,919)        (833,919)
                  Change in reporting currency (2)          (1,188,668)      (1,188,668)

                  ----------------------------------------------------------------------
                  Deficit in accordance with U.S. GAAP    $(78,109,945)    $(71,941,553)
                  ======================================================================

            (1)   Share issue costs:

                  Under SFAS No. 123, transactions in which an entity acquires goods and services from non-employees in exchange for equity instruments are required to be recorded at fair value. In 1996, a total of 285,600 warrants were granted to non-employees, the fair value of which was $833,919 and was charged to deficit as share issue costs.

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

      (c)   Accumulated Other Comprehensive Income (Loss):

            Under U.S. GAAP, SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net earnings (loss) and all other changes in shareholders' equity that do not result from transactions with shareholders. These changes include cumulative foreign currency translation adjustments. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

20.   Canadian/U.S. Reporting Differences (continued):

      (c)   Accumulated Other Comprehensive Income (Loss) (continued):

            Accumulated other comprehensive income (loss), which resulted solely from the translation of the financial statements up to June 30, 2000, the date the Company adopted the United States dollar as its measurement currency, in accordance with the current rate method, is $(3,018,233) as at December 31, 2003, 2002, and 2001.

      (d)   Supplementary information:

            Under U.S. GAAP separate disclosure is required for the following statement of operations item. There is no similar requirement under Canadian GAAP.

            ====================================================================
                                               2003          2002           2001
            --------------------------------------------------------------------

            Advertising expense           $ 130,549     $ 178,074      $ 124,916
            ====================================================================

      (e)   Recent accounting pronouncements:

            (i)   Variable interest entities:

                  In December 2003, the Financial Accounting Standards Board
                  (FASB) issued FIN46R, Consolidation of Variable Interest Entities. This interpretation provides guidance on the application of consolidation accounting principles to all entities. Its principles require an enterprise to determine whether an entity in which it has an interest is a variable interest entity ("VIE"), or an entity that is other than a VIE, to which the basic consolidation principles apply. An enterprise consolidates a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both.

                  FIN46R applies to financial statements of public companies that have an interest in VIEs (other than special-purpose entities for which the standard is already effective) for periods ending after March 15, 2004. Similar standards were issued in Canada, but are only effective for annual or interim periods beginning after November 1, 2004. The Company does not expect that the adoption of these standards to have a material effect on its financial statements.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

20.   Canadian/U.S. Reporting Differences (continued):

      (e)   Recent accounting pronouncements (continued):

            (ii)  Asset retirement obligations:

                  These standards were established for the recognition, measurement and disclosure of liabilities for asset retirement obligations and the associated retirement cost. The standards apply to legal obligations associated with the retirements of a tangible long-lived asset that results from acquisition, development or normal operations. The standard requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and when a reasonable estimate of fair value can be made. An entity is subsequently required to allocate the asset retirement cost to expense using a systematic and rational method over its estimated life. The standards are effective in Canada and the US for fiscal years beginning on or after January 1, 2004. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

21.   Comparative figures:

      Certain of the comparative figures have been reclassified in order to conform with the current year's presentation.

22.   Subsequent events:

      (a)   Terra Payments Inc.:

            On January 20, 2004, the Company entered into a Combination Agreement with Terra Payments Inc. ("Terra"), a Canadian publicly-traded company that offers proprietary technology and services to businesses to accept credit card, electronic cheque and direct debit payments. Terra processes credit card payments primarily for non-face-to-face transactions, including mail-order/telephone order, licensed on-line gaming and other on-line merchants, as well as for retail point-of-sale merchants. Terra also processes cheques and direct debits online and by telephone.

            The agreement provides for a stock-for-stock merger in which 0.4532 shares of the Company's common shares will be exchanged for each share of Terra. The total purchase price will be approximately $64.6 million and will be paid through of the issuance of approximately
            7.2 million common shares by the Company, the assumption of options and warrants issued by Terra and estimated transaction costs of the Company.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

22.   Subsequent events (continued):

      (a)   Terra Payments Inc. (continued):

            The estimated fair value of the assets to be acquired and liabilities to be assumed include tangible assets of approximately $110 million, goodwill and other intangible assets of $45 million and liabilities of $91 million. The Company is presently proceeding to finalize its valuation of the assets to be acquired and liabilities to be assumed, including the allocation of the purchase price to identifiable intangible assets and goodwill. Thus, the allocation of the purchase price will be subject to final modifications once the acquisition is consummated.

            The per share value of the shares issued as consideration for the business acquisition was $8.48 which was determined using the Company's average closing share price on NASDAQ over a reasonable period before and after the date the terms of the business combination were agreed to and announced.

            Each outstanding Terra stock option and warrant, including Terra options to be issued on closing of this transaction, will become a
            0.4532 stock option or warrant to acquire a common share of the Company. The Company will effectively issue approximately 1.8 million stock options and warrants having a fair value of approximately $5.6 million, or a weighted average of $3.08 per share, to acquire the Terra options and warrants. The fair value of the vested stock options and warrants of approximately $2.5 million will be recorded as purchase consideration. The fair value of the unvested stock options of approximately $3.1 million will be recorded as deferred compensation, which will be amortized over the vesting period of three years.

            The completion of the transaction is subject to certain conditions, including approval by the shareholders of both companies and regulatory approvals. The agreement provides for the payment of a termination fee by either Terra or the Company in certain circumstances. The transaction is expected to close in April 2004. The Company will account for the transaction using the purchase method from the closing date.

      (b)   Sale of U-Scan(R) business:

            On February 16, 2004, the Company entered into an agreement in principle with NCR Corporation ("NCR") to sell its U-Scan(R) self-checkout business, including all related tangible assets, intellectual property rights, and obligations, for $30 million in cash. The purchase price is subject to adjustments at the date of closing based on the net assets at that date. Completion of the transaction is subject to the execution of definitive documentation, approval by shareholders, receipt of certain third-party consents and approvals and other conditions. The Company has agreed to pay NCR a termination fee under certain circumstances. The transaction is expected to close in April 2004.

OPTIMAL ROBOTICS CORP.
Notes to Consolidated Financial Statements, Continued

For each of the years in the three-year period ended December 31, 2003 (expressed in U.S. dollars)

================================================================================

22.   Subsequent events (continued):

      (b)   Sale of U-Scan(R) business (continued):

            At December 31, 2003, the net assets to be sold were approximately $26 million, comprised of $20.6 million of working capital, $4.4 million of property and equipment and $1.6 million of intangible assets. The results of operations of this business for the year ended December 31, 2003 were as follows:

            ===================================================================

            Systems and hardware service revenue                $    55,459,418
            Cost of sales                                            37,494,209
            -------------------------------------------------------------------
                                                                     17,965,209

            Expenses:
                 Selling, general and administrative                 16,941,025
                 Amortization                                         2,160,064
                 Operating lease                                      1,137,392
                 Research and development                               795,390
                 Restructuring                                          415,414
                 --------------------------------------------------------------
                                                                     21,449,285

            -------------------------------------------------------------------
            Loss before income taxes                            $    (3,484,076)
            ===================================================================

            The results of operations include management assumptions and adjustments related to cost allocations which are inherently subjective.

      (c)   Acquisition of the hardware service division of Systech Retail
            Systems:

            On February 20, 2004, the Company entered into an agreement to acquire the hardware service division of Systech Retail Systems for a cash consideration of $3 million. Completion of the transaction is subject to the execution of definitive documentation, receipt of certain third party consents and approvals, and other customary closing conditions. The Company will account for the transaction using the purchase method from the closing date, which is expected by the end of February 2004.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                        FINANCIAL DISCLOSURE

      None.

Item 9A. CONTROLS AND PROCEDURES

      We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Exchange Act, is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in our internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, ages and positions of our directors and executive officers at December 31, 2003, are as follows:

  Name                                    Age   Position
  ----                                    ---   --------
Neil S. Wechsler......................    37    Co-Chairman, Chief Executive Officer and Director
Holden L. Ostrin......................    44    Co-Chairman and Director
Henry M. Karp.........................    49    President, Chief Operating Officer and Director
Gary S. Wechsler, C.A. ...............    45    Treasurer and Chief Financial Officer
Ike Tamigian..........................    44    Senior Vice-President and Chief Technology Officer
Elliot Brenhouse......................    50    Senior Vice-President and General Manager
Leon P. Garfinkle.....................    43    Senior Vice-President, General Counsel, Secretary and Director
O. Bradley McKenna, C.A...............    53    Vice President, Administration and Human Resources
Charles Morris........................    46    Vice-President, Software Development
Frank Alcaraz.........................    55    Vice-President, Operations
Catherine Rotiroti....................    45    Vice-President, Project Management
Martin J. Reiss.......................    49    Vice-President, Sales and Special Accounts
James S. Gertler(1)...................    37    Director
Thomas D. Murphy......................    50    Director
Sydney Sweibel(1).....................    53    Director
Jonathan J. Ginns(1)..................    39    Director

-------------
(1)   Member of Audit Committee

      The number of directors of our company is currently set at eight, divided into three classes, one class consisting of two directors and two classes consisting of three directors each. Messrs. Karp, Garfinkle and Ginns, as members of a single class of directors, have been elected to hold office until the close of our 2004 annual and special meeting of shareholders; Messrs. Ostrin, Gertler and Sweibel, as members of a single class of directors, have been elected to hold office until the close of our 2005 annual meeting of shareholders; and Messrs. N. Wechsler and Murphy, as members of a single class of directors, have been elected to hold office until the close of our 2006 annual meeting of shareholders.

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

      James S. Gertler has been a director of our company since November 1997. He is a principal of the general partner of Signal International, a leading offshore rig repair, maintenance, upgrade and conversion company in the Gulf of Mexico and a principal of the general partner in Florimex, the largest integrated floral distributor in the world. From 1993 to 2001, Mr. Gertler was Vice President of Corporate Development of the New York Daily News and U.S. News & World Report. From September 1995 to January 2002, Mr. Gertler was the Vice President of Corporate Development of Applied Graphics Technologies, Inc. Mr. Gertler earned a Bachelor of Science degree in Economics from the Wharton School of the University of Pennsylvania in 1988 and a Masters of Business Administration degree from Harvard University in 1992.

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

      Sydney Sweibel has been a director of our company since October 2001. Since 1994, Mr. Sweibel has been a founding partner of the law firm Sweibel Novek in Montreal, Quebec, and he has more than 25 years experience in taxation and business law. Mr. Sweibel earned a bachelors of arts degree from Sir George Williams University in 1971 and a bachelors degree in civil law from McGill University in 1974.

      Jonathan J. Ginns has been a director of our company since October 2001. Since 1996, Mr. Ginns has been Managing Partner of ACON Investments, a Washington, D.C.-based private equity investment firm. Mr. Ginns earned a Bachelor of Arts degree from Brandeis University in 1986, and a Masters of Business Administration degree from Harvard University in 1992.

Audit Committee Report

      The following Audit Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of ours under the 1933 Act or the Exchange Act, except to the extent we specifically incorporate this Report by reference therein.

      In accordance with its written charter, the Audit Committee oversees our financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for our consolidated financial statements and the overall reporting process, including our system of financial controls. In fulfilling its oversight responsibilities during fiscal 2003, the Audit
Committee:

      o discussed the quarterly and year-to-date financial information contained in each quarterly earnings announcement with senior members of our financial management and KPMG LLP (KPMG), independent auditors, prior to public release;

      o reviewed our audited consolidated financial statements as of and for the year ended December 31, 2003, as well as the quarterly unaudited consolidated financial statements and earnings release with senior members of our financial management and KPMG;

      o reviewed with our financial management and KPMG their judgments as to the quality, not just the acceptability, of our accounting principles;

      o     discussed with KPMG the overall scope and plan for their audit;

      o     reviewed our financial controls and financial reporting process;

      o     reviewed our litigation matters;

      o reviewed significant financial reporting issues and practices, including judgmental items, change in accounting principles and disclosure practice; pre-approved all services performed by KPMG; met with KPMG, without management present, to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting; and met with our financial management, without KPMG present, to discuss the quality of services provided by KPMG.

      In addition, the Audit Committee has discussed with KPMG their independence from management and our company, including the matters in the written disclosures required by the Independence Standards Board Standard No.1 Independence Discussions with Audit Committee and any matters required to be discussed by Statement on Auditing Standards No. 61 Communications with Audit Committees, as amended, and considered whether the provision of all other non-audit services provided to us by KPMG during fiscal 2003 was compatible with the auditors' independence.

      In reliance on the reviews and discussions referred to above and representations by management that the consolidated financial statements were prepared in accordance with Canadian generally accepted auditing standards and generally accepted auditing standards in the United States, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for filing with the Commission. The Audit Committee selected KPMG as our independent auditors for the fiscal year ending December 31, 2004.

THE AUDIT COMMITTEE

James S. Gertler, Chairman
Jonathan J. Ginns
Sydney Sweibel

      For more specific information concerning the role, independence and responsibilities of our Audit Committee, please refer to our Audit Committee Charter included as Exhibit 99.1 to this Form 10-K.

Audit Committee Financial Expert

      Our Board of Directors has determined that each of James S. Gertler, Chairman of the Audit Committee, and Audit Committee member Jonathan J. Ginns is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act, is financially sophisticated for the purpose of Nasdaq Rule 4350(d)(2) and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

COMPLAINT PROCEDURES FOR ACCOUNTING AND AUDITING MATTERS

      Under Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Exchange Act, the Nasdaq Stock Market must adopt rules prohibiting the listing of any company whose audit committee does not, among other things establish procedures for (a) the receipt, retention, and treatment of complaints received by the company regarding accounting, internal accounting controls, or auditing matters, and (b) the submission by employees of the company on a confidential and anonymous basis, of concerns regarding questionable accounting or auditing matters. Accordingly, our Audit Committee has adopted complaint procedures that are in compliance with the Commission mandate.

Code of Ethics

      We have adopted a code of business conduct and ethics for directors and employees (including officers). The code complies with regulations issued by the Commission under section 406 of the Sarbanes - Oxley Act of 2002. The code has been designed to deter wrongdoing and promote: honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications made by us; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons; and accountability for adherence to the code. The application of the code to the persons it applies to may only be waived by our Board of Directors in accordance with Commission regulations and the Sarbanes - Oxley Act of 2002. A copy of the code is available to the general public at our website at http://www.optimal-robotics.com. In addition, we will disclose on our website any amendment to the code and any waiver of the code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth compensation paid to the Co-Chairman and Chief Executive Officer and the four other most highly compensated executive officers of the Corporation (collectively, the "Named Executives") for each of the three most recently completed fiscal years.

      The Named Executive Officers are paid in Canadian dollars. On October 3, 2003, each of the officers of Optimal Robotics Corp. voluntarily agreed to a 10% reduction in his or her salary, which with respect to the Named Executive Officers applied only to the portion of their salaries paid in bi-weekly installments (see note (2) to the Summary Compensation Table below). On January 23, 2004, each of Messrs. N. Wechsler, Ostrin and Karp voluntarily agreed to reduce his salary, by an aggregate of approximately 35%, through a further reduction in the portion of his 2004 salary payable in bi-weekly installments and the complete waiver of his entitlement to receive the portion of his 2004 salary that would otherwise be payable to him in a single installment in 2005 (see note (2) to the Summary Compensation Table below).

-------------------------------------------------------------------------------------------------------------------
                                                                                                  Long Term
                                                           Annual Compensation ($)               Compensation
                                                      -------------------------------------------------------------
                                                                                           Common Shares Underlying
               Name and Position            Year      Salary(1)(2)     Bonus     Other             Options
-------------------------------------------------------------------------------------------------------------------
Neil S. Wechsler                            2003       1,047,230         Nil      --(3)              Nil
   Co-Chairman and                      ---------------------------------------------------------------------------
   Chief Executive Officer                  2002         793,577         Nil      --(3)          325,000
                                        ---------------------------------------------------------------------------
                                            2001         625,788         Nil     Nil             345,000(4)
-------------------------------------------------------------------------------------------------------------------
Holden L. Ostrin                            2003       1,047,230         Nil      --(3)              Nil
   Co-Chairman                          ---------------------------------------------------------------------------
                                            2002         793,577         Nil      --(3)          325,000
                                        ---------------------------------------------------------------------------
                                            2001         625,788         Nil     Nil             359,000(5)
-------------------------------------------------------------------------------------------------------------------
Henry M. Karp                               2003       1,047,230         Nil      --(3)              Nil
   President and                        ---------------------------------------------------------------------------
   Chief Operating Officer                  2002         793,577         Nil      --(3)          325,000
                                        ---------------------------------------------------------------------------
                                            2001         625,788         Nil     Nil             355,000(6)
-------------------------------------------------------------------------------------------------------------------
Gary S. Wechsler                            2003         510,524         Nil      --(3)              Nil
    Treasurer and                       ---------------------------------------------------------------------------
    Chief Financial Officer                 2002         352,578         Nil      --(3)          180,000
                                        ---------------------------------------------------------------------------
                                            2001         226,040         Nil     Nil             170,000(7)
-------------------------------------------------------------------------------------------------------------------
Leon P. Garfinkle                           2003         184,308         Nil      --(3)              Nil
    Senior Vice-President,              ---------------------------------------------------------------------------
    General Counsel and Secretary           2002         172,934         Nil      --(3)           50,000
                                        ---------------------------------------------------------------------------
                                            2001         144,343         Nil     Nil              50,000(8)
-------------------------------------------------------------------------------------------------------------------

(1) We pay salary in Canadian dollars. The respective average exchange rates for 2001, 2002 and 2003 used to convert these salaries into dollars were:
      US$1.00=Cdn$1.5484 (2001), US$1.00=Cdn$1.5703 (2002) and
      US$1.00=Cdn$1.4015 (2003).

(2) Salary includes a portion paid bi-weekly in accordance with our general payroll practice and a portion paid in a single installment (the "Forced Savings Amount"). In the former employment agreements between our company and each of the Named Executive Officers, respectively, this Forced Savings Amount was called a "Recognition Bonus". In our annual report on Form 10-K filed with the Commission for the 2001 fiscal year, this Forced Savings Amount was listed as "Bonus" under "Annual Compensation" in the Summary Compensation Table. Given that our obligation to pay this Forced Savings Amount, and the amount thereof, are fixed by contract, we determined, for the purpose of the Summary Compensation Table in our annual report on Form 10-K filed with the Commission for the 2002 fiscal year, that this Forced Savings Amount is more accurately qualified as "Salary" than "Bonus". Accordingly, for the purposes of this Summary Compensation Table in this Form 10-K, the amounts respectively listed as "Salary" and "Bonus" in our annual report on Form 10-K filed with the Commission for the 2001 fiscal year have been combined under the heading "Salary".

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

(8) Includes 5,000 common shares issued pursuant to the automatic replacement ("reload") feature of an option granted in 1997, which option expired in 2002.

      Option Grants in 2003

      The following table provides information regarding options granted to the Named Executive Officers during 2003. These grants are also reflected in the Summary Compensation Table.

-------------------------------------------------------------------------------------------------------------------
                                                                                            Potential Realizable
                                                                                              Value at Assumed
                                                                                            Annual Rates of Stock
                                                                                           Price Appreciation for
                                                        Individual Grants                    Option Term ($)(1)
                             --------------------------------------------------------------------------------------
                               Common
                               Shares      Percent of Total
                             Underlying    Options Granted    Exercise
                              Options      to Employees in      Price      Expiration
Name                         Granted (#)         2003            ($)          Date             5%            10%
-------------------------------------------------------------------------------------------------------------------
Neil S. Wechsler                Nil              N/A             N/A           N/A            Nil           Nil
-------------------------------------------------------------------------------------------------------------------
Holden L. Ostrin                Nil              N/A             N/A           N/A            Nil           Nil
-------------------------------------------------------------------------------------------------------------------
Henry M. Karp                   Nil              N/A             N/A           N/A            Nil           Nil
-------------------------------------------------------------------------------------------------------------------
Gary S. Wechsler                Nil              N/A             N/A           N/A            Nil           Nil
-------------------------------------------------------------------------------------------------------------------
Leon P. Garfinkle               Nil              N/A             N/A           N/A            Nil           Nil
-------------------------------------------------------------------------------------------------------------------

(1) The dollar amounts under these columns represent the potential realizable value of each option granted assuming that the market price of the common shares appreciates in value from the date of grant to the expiration date at the 5% and 10% annual rates prescribed by the Commission and are for illustration purposes only. They are not intended to forecast possible future appreciation, if any, of the price of the common shares.

      Aggregated Option Exercises in 2003 and Year-end Option Values

      The following table provides information regarding option exercises by the Named Executive Officers in 2003 and the amount and value of the Named Executive Officers' exercisable and unexercisable options as of December 31, 2003

 ------------------------------------------------------------------------------------------------------------------
                                                                                          Value of Unexercised
                                                 Number of Common Shares Underlying       In-the-Money Options
                           Option Exercises             Unexercised Options                        ($)
                      ---------------------------------------------------------------------------------------------
                        Common
                        Shares         Value
                      Acquired on    Realized
 Name                  Exercise        ($)        Exercisable      Unexercisable      Exercisable     Unexercisable
 ------------------------------------------------------------------------------------------------------------------
 Neil S. Wechsler         Nil           Nil           Nil               Nil               Nil              Nil
 ------------------------------------------------------------------------------------------------------------------
 Holden L. Ostrin         Nil           Nil           Nil               Nil               Nil              Nil
 ------------------------------------------------------------------------------------------------------------------
 Henry M. Karp            Nil           Nil           Nil               Nil               Nil              Nil
 ------------------------------------------------------------------------------------------------------------------
 Gary S. Wechsler         Nil           Nil           Nil               Nil               Nil              Nil
 ------------------------------------------------------------------------------------------------------------------
 Leon P. Garfinkle        Nil           Nil           Nil               Nil               Nil              Nil
 ------------------------------------------------------------------------------------------------------------------

Executive Employment Agreements

      We have entered into employment agreements with each of the Named Executive Officers.

      Neil S. Wechsler, Holden L.Ostrin, Henry M. Karp and Gary S.Wechsler

      The agreements with Messrs. N. Wechsler, Ostrin, Karp and G. Wechsler, the terms of which are identical, were entered into as of March 5, 2004, and replace their respective agreements, which were entered into in 1997 (1999 for G. Wechsler), and subsequently amended before being replaced. The current agreements with these Named Executive Officers were designed to assure us of the continued employment of each officer in his respective executive positions with our company.

      Under the terms of these agreements, (i) each officer receives a minimum annual salary and shall be entitled to participate in any bonus plan for senior executives that might be established by our Board of Directors, and (ii) we will pay or reimburse the officer for the premiums for a life and disability term insurance policy with a minimum coverage of $5,000,000 ($3,000,000 for G. Wechsler), in addition to any other coverage previously paid for or provided for by the company.

      If we terminate the officer's employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if the officer terminates his employment for good reason (as defined in the agreements) or for any reason following a change of control, (i) we will pay to the officer an amount equal to two times the sum of the highest salary and bonus, if any, paid to him during the term of his employment, (ii) all options held by the officer shall become immediately exercisable and we will compensate him for the determined value of his options if he is required by our option plan to exercise his options before their expiry date due to the termination of his employment, (iii) the term insurance, for which we have been reimbursing premiums, will be converted to a level deposit premium insurance policy to age 80, for which we will pay the premiums, and (iv) we will acquire medical insurance coverage for the officer and his family for a period of five years, equivalent to the coverage already enjoyed by the officer as a senior officer of our company. The agreements also provide for the forgiveness of indebtedness of the officer if he leaves the employment of our company for any reason.

      The agreements each contain a covenant on the part of the officer not to compete with our company for a period of 24 months following the date upon which he ceases to be an employee of our company.

      Leon P. Garfinkle

      The agreement with Leon P. Garfinkle was entered into as of July 18, 2000. Under the terms of his agreement, Mr. Garfinkle receives a minimum annual salary. If Mr. Garfinkle's services are terminated other than for cause or death or disability, or in the event that he terminates his employment with our company for good reason (as defined in his agreement) within six months of a change of control (as defined in his agreement), we will pay to Mr. Garfinkle an amount equal to three times his then current minimum annual salary.

      The agreement also contains a covenant on the part of Mr. Garfinkle not to compete with our company for a period of 24 months following the date upon which he ceases to be an employee of our company.

Compensation of Directors

      The fiscal 2003 compensation package for each of our four non-executive directors consisted of an annual retainer of $25,000, as well as $1,500 for each meeting of the Board of Directors and $1,000 for each committee meeting attended.

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

      Upon its establishment, 3,000,000 common shares were authorized for issuance pursuant to options granted under the 1997 Plan. In each of 2000 and 2001, shareholders approved an additional 3,000,000 shares for issuance under the 1997 Plan. On July 16, 2003, our Board of Directors approved the cancellation of all options issued and outstanding under the 1997 Plan, subject to the agreement of the option holders. All such options were cancelled as of July 31, 2003. As at February 27, 2004, 2,541,996 common shares had been issued under the 1997 Plan and no options were outstanding under the 1997 Plan, leaving 6,458,004 common shares available for issuance pursuant to future option grants under the 1997 Plan.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of February 27, 2004, certain information regarding the beneficial ownership of our common shares by (i) each person known to us to be a beneficial owner of more than 5% of the common shares of our company, (ii) each director and Named Executive Officer of our company and (iii) all directors and officers of our company as a group.

                                                                Number and Nature of
Name of Beneficial Owner                                        Beneficial Ownership     Percent
------------------------                                        --------------------     -------
Cramer Rosenthal McGlynn, LLC.........................               1,904,400(1)        12.75%
Reich & Tang Asset Management, LLC....................               1,454,000(2)         9.73%
Bank One Corporation..................................                 855,700(3)         5.73%
Harris Associates L.P. ...............................                 808,500(4)         5.41%
FMR Corp..............................................                 771,300(5)         5.16%
Neil S. Wechsler......................................                   2,750               *
Holden L. Ostrin......................................                     Nil             Nil
Henry M. Karp.........................................                     Nil             Nil
Leon P. Garfinkle.....................................                   3,000               *
James S. Gertler......................................                     300               *
Thomas D. Murphy......................................                     Nil             Nil
Sydney Sweibel........................................                     Nil             Nil
Jonathan J. Ginns.....................................                     Nil             Nil
All directors and officers as a group (16 persons)....                  30,750               *

*     does not exceed one percent (1%)

(1) The address of this beneficial owner is 520 Madison Avenue, New York, NY 10022. According to Amendment No. 2 to the Schedule 13G, dated January 22, 2004, filed with the Commission by this beneficial owner, which is an investment advisor, it is the beneficial owner of 1,904,400 common shares with sole voting power and sole dispositive power over 1,669,400 shares and shared voting power and shared dispositive power over 235,000 shares. The information in this table is based exclusively on the most recent
      Schedule 13G filed by this beneficial owner with the Commission. We make no representation as to the accuracy or completeness of the information reported.

(2) The address of this beneficial owner is 600 Fifth Avenue, New York, NY 10020. According to Amendment No. 2 to the Schedule 13G, dated February 11, 2004, filed with the Commission by this beneficial owner, which is an investment advisor, it is the beneficial owner of 1,454,000 common shares with shared voting power and shared dispositive power over all 1,454,000 shares. The information in this table is based exclusively on the most recent Schedule 13G filed by this beneficial owner with the Commission. We make no representation as to the accuracy or completeness of the information reported.

(3) The address of this beneficial owner is 1 Bank One Plaza, Chicago, IL 60670. According to the Schedule 13G, dated February 9, 2004, filed with the Commission by this beneficial owner, which is a parent holding company, it is the beneficial owner of 855,700 common shares with sole voting power and sole dispositive power over all 855,700 shares. The 855,700 shares beneficially owned by this beneficial owner are held by One Group. The information in this table is based exclusively on the most recent Schedule 13G filed by this beneficial owner with the Commission. We make no representation as to the accuracy or completeness of the information reported.

(4) The address of this beneficial owner is Two North LaSalle Street, Suite 500, Chicago, IL 60602-3790. According to Amendment No. 1 to the Schedule 13G, dated February 12, 2004, filed with the Commission by Harris Associates L.P., an investment advisor and Delaware limited partnership, and Harris Associates Inc. a Delaware corporation and the general partner of Harris Associates L.P. (collectively, "Harris"), Harris was the beneficial owner of 808,500 common shares with shared voting power over all 808,500 shares, sole dispositive power over 85,000 shares and shared dispositive power over 723,500 shares. 723,500 shares over which Harris has shared voting power and shared dispositive power are held by the Harris Associates Investment Trust. The information in this table is based exclusively on the most recent Schedule 13G filed by Harris with the Commission. We make no representation as to the accuracy or completeness of the information reported.

(5) The address of this beneficial owner is 82 Devonshire Street, Boston, MA 02109. According to Amendment No. 1 to the Schedule 13G, dated February 16, 2004, filed with the Commission by FMR Corp., Edward C. Johnson 3d, Abigail P. Johnson, Fidelity Management & Research Company and Fidelity Low Priced Stock Fund, FMR Corp., a parent holding company, certain of its subsidiaries and affiliates, and members of the family of Edward C. Johnson 3d, who may be deemed a controlling group with respect to FMR Corp., each have sole dispositive power over all 771,300 shares and voting power over none of such shares. The information in this table is based exclusively on the most recent Schedule 13G filed by FMR, Edward C. Johnson

      3d, Abigail P. Johnson, Fidelity Management & Research Company and Fidelity Low Priced Stock Fund with the Commission. We make no representation as to the accuracy or completeness of the information reported.

Equity Compensation Plan Information

The following table sets forth the number of common shares to be issued upon exercise of outstanding options, rights and warrants issued pursuant to our equity compensation plans, the weighted average exercise price of such options, rights and warrants and the number of common shares remaining available for future issuance under our equity compensation plans, all as at December 31, 2003.

------------------------------------------------------------------------------------------------------------------------
                                       Number of securities       Weighted-average        Number of securities remaining
                                        to be issued upon         exercise price of       available for future issuance
                                           exercise of          outstanding options,     under equity compensation plans
                                       outstanding options,      warrants and rights     (excluding securities reflected
                                       warrants and rights            ($/Share)                 in column (a)) (1)
Plan Category                                  (a)                       (b)                           (c)
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved               0                         0                        6,458,004
by security holders(1)
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not                5,000(2)                   6.40                              Nil
approved by security holders(2)
------------------------------------------------------------------------------------------------------------------------
               Total                         5,000                      6.40                        6,458,004
------------------------------------------------------------------------------------------------------------------------

      (1) The 1997 Plan (referred to under "Executive Compensation - Options to Purchase Securities," below), is our only equity compensation plan that has been approved by shareholders.

      (2) Our only equity compensation plans that have not been approved by shareholders, are two identical individual compensation arrangements, for two consultants to Optimal Robotics Inc., our wholly owned subsidiary. Each of these individual compensation arrangements consists of an option to acquire 2,500 common shares at an exercise price of $6.40 per share. The options may be exercised as to 50% of the underlying shares after July 30, 2003 and as to the remaining 50% of the underlying shares after April 30, 2004. Each of the options expires on the earlier of (i) the first anniversary of the termination of the optionee's engagement as a consultant, and
            (ii) the tenth anniversary of the date of its grant. The options are non-assignable, except in the case of the death of the optionee.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Directors and Employees

      The aggregate indebtedness to our company of all employees, officers and directors and former employees, officers and directors is $101,594, which relates to an unsecured home-loan agreement with our Co-Chairman. This loan is non-interest bearing and is repayable in annual installments of $13,178 ($17,000Cdn) through and including July 1, 2012.

Transactions with Management

      The employment agreements that we have with Neil S. Wechsler, Holden L. Ostrin and Henry M. Karp provide that we will pay or reimburse the officer for the premiums for a life and disability insurance policy with a minimum coverage of $5,000,000. The agreements also provide for the forgiveness of indebtedness of such officer if he leaves the employment of our company for any reason. See
Item 11--"Executive Compensation - Executive Employment Agreements." The employment agreement that we have with Gary S. Wechsler, our Chief Financial Officer, provides that we will pay or reimburse him for the premiums for a life and disability insurance policy with a minimum coverage of $3,000,000.

Item 14. PRINCIPAL AUDITOR FEES AND SERVICES

      The Audit Committee has appointed KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004.

Fees Incurred by our Company for KPMG LLP

      The following table shows the fees paid or accrued by our company for the audit and other services provided by KPMG LLP for fiscal 2003 and 2002(1).

                                                   2003        2002
                                                   ----        ----
            Audit Fees(2)                      $171,245    $127,364
            Audit-Related Fees(3)                52,943         Nil
            Tax Fees(4)                           2,711     164,528
            All Other Fees(5)                    17,838         Nil
                                               --------    --------

            Total                              $244,737    $291,892
                                               ========    ========

      The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent auditors and associated fees up to a maximum for any one non-audit service of $25,000, provided that the Chairman shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting.

---------

      (1) We pay fees to KPMG in Canadian dollars. The respective average exchange rates for 2002 and 2003 used to convert these fees into dollars were: US$1.00=Cdn$1.5703 (2002) and US$1.00=Cdn$1.4015
            (2003).

      (2) Audit fees represent fees for professional services provided in connection with the audit of our consolidated financial statements and the review of our quarterly financial statements.

      (3) Audit-related fees represent primarily fees for general accounting consultations and other attestation services.

      (4) For 2002, tax fees represent primarily fees for assistance in claiming research and development tax credits and fees for transfer pricing studies. For 2003, tax fees were for the review of our Canadian corporate tax returns.

      (5) For 2003, all other fees relates solely to financial due diligence in connection with a business acquisition.

Item 15. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
Number                                  Exhibit
-------     --------------------------------------------------------------------

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

10.5 Amendment to Employment Agreement with Henry M. Karp (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 8, 1999)

10.6 Amendment to Employment Agreement with Henry M. Karp (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002)

10.7 Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit III to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998)

10.8 Amendment to Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 8, 1999)

10.9 Amendment to Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002)

10.10 Employment Agreement with Gary S.Wechsler (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31,
            2003)

10.11 Amendment to Employment Agreement with Gary S. Wechsler (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003)

10.12 Amendment to Employment Agreement with Gary S. Wechsler (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003)

10.13 Employment Agreement with Leon P. Garfinkle (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003)

10.14       Employment Agreement with Neil S. Wechsler

10.15       Employment Agreement with Henry M. Karp

10.16       Employment Agreement with Holden L. Ostrin

21          List of Subsidiaries

23.1        Consent of KPMG LLP

31.1 Certification required under section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification required under section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1        Audit Committee Charter

(b)         Reports on Form 8-K

      The following reports on Form 8-K were filed for the year ended December 31, 2003:

      1. Form 8-K filed with the Commission on May 27, 2003 (Item5 - Other Events);

      2. Form 8-K filed with the Commission on October 6, 2003 (Item 7 - Exhibits);

      3. Form 8-K filed with the Commission on October 15, 2003 (Item 2 - Acquisition or Disposition of Assets);

      4. Form 8-K/A filed with the Commission on October 16, 2003 (Item 2 - Acquisition or Disposition of Assets);

      5. Form 8-K/A filed with the Commission on December 12, 2003 (Item 2 - Acquisition or Disposition of Assets; Item 7 - Financial Statements, Pro Forma Financial Information)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 5, 2004                     Optimal Robotics Corp.


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


                                  By: /s/ GARY S. WECHSLER
                                      -----------------------------------------
                                      Gary S. Wechsler, Chief Financial Officer
                                      (Principal Accounting Officer)

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 5, 2004                     By: /s/ NEIL S. Wechsler
                                     -------------------------------------------
                                          Neil S. Wechsler, Director


March 5, 2004                     By: /s/ HOLDEN L. OSTRIN
                                     -------------------------------------------
                                          Holden L. Ostrin, Director


March 5, 2004                     By: /s/ HENRY M. KARP
                                     -------------------------------------------
                                          Henry M. Karp, Director


March 5, 2004                     By: /s/ JAMES S. GERTLER
                                     -------------------------------------------
                                          James S. Gertler, Director


March 5, 2004                     By: /s/ LEON P. GARFINKLE
                                     -------------------------------------------
                                          Leon P. Garfinkle, Director


March 5, 2004                     By: /s/ THOMAS D. MURPHY
                                     -------------------------------------------
                                          Thomas D. Murphy, Director


March 5, 2004                     By: /s/ SYDNEY SWEIBEL
                                     -------------------------------------------
                                          Sydney Sweibel, Director


March 5, 2004                     By: /s/ JONATHAN J. GINNS
                                     -------------------------------------------
                                          Jonathan J. Ginns, Director