Form 10-Q
period 2004-03-31
OPTIMAL GROUP INC
filed 2004-04-30
CIK 1015923

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                         Commission file number 0-28572

                               OPTIMAL GROUP INC.
             (Exact name of registrant as specified in its charter)

CANADA                                      98-0160833
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

   3400 de Maisonneuve Blvd. W., 12th floor, Montreal, Quebec, Canada H3Z 3B8

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

Yes |x| No |_|

At April 26, 2004, the registrant had 22,178,403 Class "A" shares (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

            Consolidated Financial Statements of
            (Unaudited)

            OPTIMAL GROUP INC.
            (formerly Optimal Robotics Corp.)

            Three-month periods ended March 31, 2004 and 2003
            (expressed in US dollars)

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Consolidated Financial Statements
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

Financial Statements

     Consolidated Balance Sheets.............................................  1

     Consolidated Statements of Operations...................................  2

     Consolidated Statements of Deficit......................................  3

     Consolidated Statements of Cash Flows...................................  4

     Notes to Consolidated Financial Statements..............................  5

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Consolidated Balance Sheets
(Unaudited)

March 31, 2004 and December 31, 2003
(expressed in US dollars)

===================================================================================================
                                                                       March 31,       December 31,
                                                                            2004               2003
---------------------------------------------------------------------------------------------------
                                                                                          (Audited)
Assets

Current assets:
     Cash and cash equivalents                                      $   7,145,381     $   4,211,964
     Short-term investments                                            66,488,375        74,301,582
     Accounts receivable, net of allowance for doubtful accounts
       of $248,288 ($284,576 at December 31, 2003)                     15,958,804        11,082,962
     Income taxes receivable                                              546,130           546,130
     Tax credits receivable                                               376,000           376,000
     Inventories (note 5)                                              25,632,520        22,938,125
     Future income taxes                                                  245,284           331,829
     Prepaid expenses and deposits                                      1,322,240         1,075,691
     ----------------------------------------------------------------------------------------------
                                                                      117,714,734       114,864,283

Deferred acquisition costs (note 15)                                      349,985                --

Property and equipment                                                  6,245,370         6,290,188

Goodwill and other intangible assets (note 6)                          14,948,968        12,109,838

Future income taxes                                                     2,562,978         2,278,016

---------------------------------------------------------------------------------------------------
                                                                    $ 141,822,035     $ 135,542,325
===================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
     Bank indebtedness (note 7)                                     $  10,462,887     $  10,726,076
     Accounts payable and accrued liabilities                           9,682,013         8,400,100
     Deferred revenue                                                  11,444,016         2,860,122
     Future income taxes                                                  133,806           133,806
     ----------------------------------------------------------------------------------------------
                                                                       31,722,722        22,120,104

Future income taxes                                                            --           129,583

Shareholders' equity:
     Share capital (note 8)                                           122,102,244       122,102,244
     Additional paid-in capital                                             5,282             5,282
     Deficit                                                          (10,523,742)       (7,330,417)
     Cumulative translation adjustment                                 (1,484,471)       (1,484,471)
     ----------------------------------------------------------------------------------------------
                                                                      110,099,313       113,292,638
Contingencies (note 9)
Subsequent events (note 15)
---------------------------------------------------------------------------------------------------
                                                                    $ 141,822,035     $ 135,542,325
===================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Consolidated Statements of Operations
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

===============================================================================
                                                        2004            2003
-------------------------------------------------------------------------------

Revenues                                           $ 20,415,675    $ 16,300,225

Cost of sales                                        14,538,873      10,684,082

-------------------------------------------------------------------------------
Gross margin                                          5,876,802       5,616,143

Expenses (income):
     Selling, general and administrative              7,601,249       6,143,544
     Research and development (note 10)                 201,854         229,284
     Amortization                                     1,034,233         632,234
     Restructuring                                           --         247,500
     Operating lease                                    971,091         416,155
     Investment income                                 (258,786)       (268,422)
     Foreign exchange                                  (151,514)        153,756
     --------------------------------------------------------------------------
                                                      9,398,127       7,554,051

-------------------------------------------------------------------------------
Loss before income taxes                             (3,521,325)     (1,937,908)

Recovery of income taxes (note 11)                     (328,000)     (1,957,000)

-------------------------------------------------------------------------------
Net (loss) earnings                                $ (3,193,325)   $     19,092
===============================================================================

Weighted average number of shares:
     Basic                                           14,936,235      14,936,235
     Plus impact of stock options                         1,012              --

-------------------------------------------------------------------------------
     Diluted                                         14,937,247      14,936,235
===============================================================================

(Loss) earnings per share:
     Basic                                         $      (0.21)   $       0.00
     Diluted                                              (0.21)           0.00

===============================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Consolidated Statements of Deficit
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

================================================================================
                                                       2004             2003
--------------------------------------------------------------------------------

Deficit, beginning of period                      $ (7,330,417)    $ (1,162,025)

Net (loss) earnings                                 (3,193,325)          19,092

-------------------------------------------------------------------------------
Deficit, end of period                            $(10,523,742)    $ (1,142,933)
===============================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Consolidated Statements of Cash Flows
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

===========================================================================================
                                                                     2004           2003
-------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net (loss) earnings                                         $(3,193,325)   $    19,092
     Adjustments for:
         Amortization                                              1,034,233        632,234
         Foreign exchange                                           (263,189)            --
         Future income taxes                                        (328,000)    (1,537,000)
     Changes in operating assets and liabilities:
         Accounts receivable                                      (3,409,343)    (9,387,475)
         Income taxes                                                     --       (578,730)
         Tax credits receivable                                           --       (190,000)
         Inventories                                                 925,730       (410,671)
         Prepaid expenses and deposits                              (182,013)      (480,451)
         Accounts payable and accrued liabilities                    223,420        790,556
         Deferred revenue                                          6,092,897      6,276,423
     --------------------------------------------------------------------------------------
                                                                     900,410     (4,866,022)

Cash flows from investing activities:
     Additions to property and equipment and intangible assets    (2,430,215)      (674,146)
     Business acquisition (note 4)                                (3,000,000)            --
     Deferred acquisition costs                                     (349,985)            --
     Decrease (increase) in short-term investments                 7,813,207       (477,287)
     --------------------------------------------------------------------------------------
                                                                   2,033,007     (1,151,433)

-------------------------------------------------------------------------------------------
Net increase (decrease) in cash during the period                  2,933,417     (6,017,455)

Cash, beginning of period                                          4,211,964      9,615,348

-------------------------------------------------------------------------------------------
Cash, end of period                                              $ 7,145,381    $ 3,597,893
===========================================================================================

Supplementary disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                $   138,703    $     8,310
         Income taxes                                                     --        158,730

===========================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

================================================================================

1.    Interim financial information:

      These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles. The unaudited balance sheet as at March 31, 2004 and the unaudited statements of operations, deficit and cash flows for the periods ended March 31, 2004 and 2003 reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods presented. The results of operations and cash flows for any quarter are not necessarily indicative of the results or cash flows for an entire year. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 2 of the annual consolidated financial statements for the year ended December 31, 2003. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual consolidated financial statements of Optimal Group Inc. (formerly Optimal Robotics Corp.) (the "Company") as at and for the year ended December 31, 2003.

      All amounts in the attached notes are unaudited unless specifically identified.

2.    Significant accounting policies:

      Stock-based compensation:

      Effective January 1, 2003, the Company adopted the fair value-based method to account for stock-based compensation and other stock-based payments. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award's vesting periods.

      In accordance with the standard, the following disclosure is required to report the pro forma net earnings and earnings per share as if the fair value-based method had been used to account for employee stock options granted during fiscal 2002:

      ===================================================================================
                                                            Three months ended March 31,
      -----------------------------------------------------------------------------------

                                                               2004               2003
      -----------------------------------------------------------------------------------

      Net (loss) income, as reported                       $(3,193,325)       $    19,092

      Deduct:
          Total stock-based employee compensation
            expense determined under fair value-based
            method for all awards granted in fiscal 2002,
            net of related taxes of nil                             --           (461,921)
      -----------------------------------------------------------------------------------
      Pro forma net loss                                   $(3,193,325)       $  (442,829)
      ===================================================================================

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

================================================================================

2.    Significant accounting policies (continued):

      Stock-based compensation (continued):

      =========================================================================
                                                   Three months ended March 31,
      -------------------------------------------------------------------------

                                                      2004                2003
      -------------------------------------------------------------------------

      (Loss) earnings per share:
          Basic:
               As reported                          $  (0.21)          $   0.00
               Pro forma                               (0.21)             (0.03)
          Diluted:
               As reported                             (0.21)              0.00
               Pro forma                               (0.21)             (0.03)

      =========================================================================

      There were no options granted in the three-month periods ended March 31, 2004 and 2003. The pro forma adjustment for fiscal 2003 relates to the amortization of compensation cost for options granted during fiscal 2002 over the vesting periods.

3.    New accounting standard:

      Asset retirement obligations:

      This standard was established for the recognition, measurement and disclosure of liabilities for asset retirement obligations and the associated retirement cost. The standard applies to legal obligations associated with the retirements of a tangible long-lived asset that results from acquisition, development or normal operations. The standard requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and when a reasonable estimate of fair value can be made. An entity is subsequently required to allocate the asset retirement cost to expense using a systematic and rational method over its estimated life. The standard is effective for fiscal years beginning on or after January 1, 2004. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

================================================================================

4.    Business acquisition:

      On February 27, 2004, the Company acquired the hardware service division of Systech Retail Systems ("Systech"). The Company believes that the combination of this division with Optimal's existing service organization will contribute positively to the Company's financial results in 2004.

      The net assets acquired for cash were approximately $3.0 million, subject to the determination of certain post closing adjustments, if any. The acquisition was accounted for by the Company using the purchase method and the results of Systech are consolidated with those of the Company from the date of acquisition.

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at date of acquisition. The Company is in the process of finalizing its valuation of the net assets acquired, including goodwill and other intangible assets; thus, the allocation of the purchase price is subject to refinement.

      ==========================================================================

      Assets acquired:
          Accounts receivable                                        $ 1,466,499
          Inventories                                                  3,620,125
          Property and equipment                                         273,706
          Prepaid expenses and deposits                                   64,536
          Goodwill and other intangible assets                         1,124,624
          ----------------------------------------------------------------------
                                                                       6,549,490

      Liabilities assumed:
          Accounts payable and accrued liabilities                     1,058,493
          Deferred revenue                                             2,490,997
          ----------------------------------------------------------------------
                                                                       3,549,490

      --------------------------------------------------------------------------
      Net assets acquired for cash                                   $ 3,000,000
      ==========================================================================

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

================================================================================

5.    Inventories:

      ==========================================================================
                                                        March 31,   December 31,
                                                             2004           2003
      --------------------------------------------------------------------------
                                                                     (Audited)

      Finished goods                                  $ 1,167,803    $ 1,182,541
      Work in process                                     816,533        641,370
      Raw materials                                     2,605,564      3,203,305
      Product and service replacement parts            21,042,620     17,910,909

      --------------------------------------------------------------------------
                                                      $25,632,520    $22,938,125
      ==========================================================================

6.    Goodwill and other intangible assets:

      =======================================================================================
                                                                                    March 31,
                                                                                         2004
      ---------------------------------------------------------------------------------------
                                                 Gross carrying    Accumulated       Net book
                                                         amount   amortization          value
      ---------------------------------------------------------------------------------------
      Goodwill (i)                                  $ 7,094,580    $   141,750    $ 6,952,830
      Customer contracts and customer
        relationships                                 3,399,720        283,310      3,116,410
      Patent costs                                    3,246,497        176,369      3,070,128
      Customer list                                     786,413        379,886        406,527
      License                                           371,266         92,817        278,449
      Goodwill and other intangibles acquired on
        acquisition of Systech (ii)                   1,124,624             --      1,124,624

      ---------------------------------------------------------------------------------------
                                                    $16,023,100    $ 1,074,132    $14,948,968
      =======================================================================================

      (i) During fiscal 2004, an adjustment of $139,327 was made to increase goodwill attributable to the acquisition of the ongoing business of RBA Inc. for liabilities estimated at the time of the purchase. As at March 31, 2004, the valuation of the net assets acquired had not been completed.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

================================================================================

6.   Goodwill and other intangible assets (continued):

      (ii) The Company is in the process of finalizing its valuation of the net assets acquired, including the determination of post-closing adjustments and the allocation to goodwill and other intangible assets.

     ===========================================================================
                                                                    December 31,
                                                                            2003
     ---------------------------------------------------------------------------
                                                                       (Audited)

                                      Gross carrying   Accumulated      Net book
                                              amount  amortization         value
     ---------------------------------------------------------------------------

     Goodwill                            $ 6,955,253   $   141,750   $ 6,813,503
     Customer contracts and customer
       relationships                       3,399,720       141,655     3,258,065
     Patent costs                          1,393,693       105,034     1,288,659
     Customer list                           786,414       340,564       445,850
     License                                 371,264        67,503       303,761

     ---------------------------------------------------------------------------
                                         $12,906,344   $   796,506   $12,109,838
     ===========================================================================

7.   Bank indebtedness:

     The Company has credit facilities in the amount of approximately CA$15 million (U.S.$11.6 million), which can be utilized in the form of loans or bankers' acceptances in Canadian dollars. At March 31, 2004, the Company utilized US$10,463,000 of the facilities. The borrowings are due on demand and bear interest either at the bank's prime rate or the market rate for bankers' acceptances plus an acceptance fee of 0.75% per annum, depending on the form of the facility utilized. The facilities are secured by a first ranking moveable hypothec on short-term investments.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

================================================================================

8.    Share capital:

      (a)   Issued and outstanding share capital were as follows:

            ====================================================================
                                 March 31, 2004             December 31, 2003
                            ------------------------    ------------------------
                              Number     Book value       Number     Book value
            --------------------------------------------------------------------

            Common shares   14,936,235  $122,102,244    14,936,235  $122,102,244
            ====================================================================

      (b)   Stock options:

            Details of all outstanding stock options are as follows:

            ====================================================================
                                                                Weighted average
                                                                  exercise price
                                                    Number             per share
            --------------------------------------------------------------------

            Balance, December 31, 2003               5,000                $ 6.40
            Expired/cancelled                           --                    --

            --------------------------------------------------------------------
            Balance, March 31, 2004                  5,000                $ 6.40
            ====================================================================

            These stock options were issued outside the Company's stock option plan to two consultants who are not employees of the Company.

9.    Contingencies:

      (a) The Company received a legal letter from a claimant in 1999, and again in February 2001, alleging infringement of a patent. In March 2003, this claimant also sent a third demand letter alleging infringement of additional patents. The Company believes these claims to be without merit and intends to vigorously defend its position should this claimant initiate a civil action. No amounts have been specified in these claims. It is not possible at this time to make an estimate of the amount of damages, if any, that may result and, accordingly, no provision has been made in these financial statements with respect to such claims.

      (b) The Company is party to litigation arising in the normal course of operations. The Company does not expect the resolution of such matters to have a materially adverse effect on the financial position or results of operations of the Company.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

================================================================================

10.  Research and development:

     ===========================================================================
                                                    Three months ended March 31,
     --------------------------------------------------------------------------

                                                       2004              2003
     --------------------------------------------------------------------------
     Gross research and development expenses        $ 201,854         $ 419,284
     Less tax credits                                      --          (190,000)

     --------------------------------------------------------------------------
                                                    $ 201,854         $ 229,284
     ===========================================================================

11.  Income taxes:

     The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

      =================================================================================
                                                           Three months ended March 31,
      ---------------------------------------------------------------------------------

                                                               2004             2003
      ---------------------------------------------------------------------------------

      Loss before income taxes                             $(3,521,325)     $(1,937,908)
      =================================================================================

      Combined Canadian federal and Quebec
          provincial income taxes at 31% (2003 - 33%)      $(1,096,707)     $  (642,610)
      Foreign exchange (1)                                      25,695       (1,244,219)
      Benefits of losses not recorded                          783,798               --
      Differences in tax rates in foreign jurisdictions        (52,851)              --
      Permanent differences and other                           12,065          (70,171)

      ---------------------------------------------------------------------------------
      Income tax recovery                                  $  (328,000)     $(1,957,000)
      =================================================================================

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

================================================================================

11.   Income taxes (continued):

      (1) For purposes of calculating the income tax provision of the Company, a tax liability is recognized on the foreign exchange gains which arise on the conversion into Canadian dollars of the net monetary assets denominated in U.S. dollars which is required for Canadian tax purposes. Because these financial statements are presented in U.S. dollars, these foreign exchange gains do not impact earnings (losses) before income taxes even though the income tax provision would include a tax liability for these gains. Future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar will change the amount of the foreign exchange gains and thus, the provision for or recovery of income taxes thereon.

      The recovery of income taxes is composed of the following:

      =========================================================================
                                                  Three months ended March 31,
      -------------------------------------------------------------------------

                                                      2004              2003
      -------------------------------------------------------------------------

      Current income taxes                        $        --       $  (420,000)
      Future income taxes                            (328,000)       (1,537,000)

      -------------------------------------------------------------------------
                                                  $  (328,000)      $(1,957,000)
      =========================================================================

12.   Segmented information:

      The Company operates in two segments, namely the development, marketing, installation and sale of automated transaction products designed for use in the retail sector, and hardware maintenance and repair outsourcing services. The corporate segment is responsible for the Company's financial and corporate direction, and also includes general expenses which cannot be directly attributed to a specific segment. Management measures the results of operations based on segment gross margin provided by each business segment.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

================================================================================

12.   Segmented information (continued):

      (a)   Information on the operating segments is as follows:

            ============================================================================================================
                                                                    Hardware and
                                              Systems, parts            software       Corporate and
                                                   and other         maintenance        eliminations        Consolidated
            ------------------------------------------------------------------------------------------------------------
            Three months ended
              March 31, 2004:

            Revenues from external
              customers                        $   6,938,586       $  13,477,089       $          --       $  20,415,675
            Cost of sales                          4,877,178           9,661,695                  --          14,538,873
            ------------------------------------------------------------------------------------------------------------
            Segment gross margin                   2,061,408           3,815,394                  --           5,876,802
            Amortization                             606,187             428,046                  --           1,034,233
            Interest income                               --                  --            (258,786)           (258,786)
            Loss before taxes                       (475,396)           (778,019)         (2,267,910)         (3,521,325)
            Income tax recovery                           --                  --            (328,000)           (328,000)

            Three months ended
              March 31, 2003:

            Revenues from external
              customers                        $  11,164,814       $   5,135,411       $          --       $  16,300,225
            Cost of sales                          7,852,451           2,831,631                  --          10,684,082
            ------------------------------------------------------------------------------------------------------------
            Segment gross margin                   3,312,363           2,303,780                  --           5,616,143
            Amortization                             579,373              52,861                  --             632,234
            Interest income                               --                  --            (268,422)           (268,422)
            Income (loss) before taxes              (508,515)            366,273          (1,795,666)         (1,937,908)
            Income tax recovery                           --                  --          (1,957,000)         (1,957,000)

            March 31, 2004:

            Total assets                       $  16,505,447       $  45,112,899       $  80,203,689       $ 141,822,035

            Total additions to property and
              equipment and intangibles        $   1,994,429       $   1,775,243       $      58,873       $   3,828,545

            December 31, 2003:

            Total assets                       $  16,663,937       $  36,063,125       $  82,815,263       $ 135,542,325

            Total additions to property and
              equipment and intangibles        $   1,572,858       $   7,564,947       $     394,446       $   9,532,251

            ============================================================================================================

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

================================================================================

12.  Segmented information (continued):

      (b)   Geographic information is as follows:

            =================================================================================
                                                                   Property and equipment
                                        Revenues                       and intangibles
                              -----------------------------     -----------------------------
                                    Three months ended
                                         March 31,                 March 31,     December 31,
                                   2004             2003                2004             2003
            ---------------------------------------------------------------------------------
                                                                                    (audited)
            Canada            $  8,243,767     $  2,077,559     $ 15,820,850     $ 13,804,936
            United States       11,421,339       14,152,515        5,305,993        4,581,268
            United Kingdom         750,569           70,151           67,495           13,822

            ---------------------------------------------------------------------------------
                              $ 20,415,675     $ 16,300,225     $ 21,194,338     $ 18,400,026
            =================================================================================

            Revenues were derived from customers located in the geographic areas.

13.   Canada/U.S. reporting differences:

      The consolidated financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles ("GAAP"), which conform, in all material respects, with those generally accepted in the United States except as described below:

      (a)   Consolidated statement of operations:

            The reconciliation of net earnings reported in accordance with Canadian GAAP with U.S. GAAP is as follows:

            ======================================================================================
                                                                     Three months ended March 31,
            --------------------------------------------------------------------------------------

                                                                         2004              2003
            --------------------------------------------------------------------------------------

            Net (loss) earnings in accordance with Canadian GAAP     $(3,193,325)      $    19,092
            Stock-based compensation costs (i)                                --                --
            --------------------------------------------------------------------------------------
            Net (loss) earnings in accordance with U.S. GAAP         $(3,193,325)      $    19,092
            ======================================================================================

            (Loss) earnings per share under U.S. GAAP:
                 Basic                                               $     (0.21)      $      0.00
                 Diluted                                                   (0.21)             0.00
            ======================================================================================

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

================================================================================

13.   Canadian/U.S. reporting differences (continued):

      (a)   Consolidated statement of operations (continued):

            The weighted average number of common shares outstanding for purposes of determining basic and diluted earnings (loss) per share are the same amounts disclosed for Canadian GAAP purposes.

            (i)   Stock-based compensation:

                  Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement 123, Accounting for Stock-based Compensation, prospectively to all employee awards granted, modified or settled after January 1, 2003. Awards under the Company's plan vest either immediately or over a period of two years. Therefore, the cost related to stock-based compensation included in the determination of net earnings is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

                  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                  =========================================================================================
                                                                              Three months ended March 31,
                  -----------------------------------------------------------------------------------------

                                                                                 2004               2003
                  -----------------------------------------------------------------------------------------

                  Reported net (loss) earnings                               $(3,193,325)       $    19,092

                  Add: Stock-based employee compensation expense
                    determined under the intrinsic value method included
                    in reported net earnings, net of related taxes of nil             --                 --

                  Deduct: Total stock-based employee compensation
                    expense determined under fair value based method
                    for all awards, net of related taxes of nil                       --         (5,125,020)

                  -----------------------------------------------------------------------------------------
                  Pro forma net loss                                         $(3,193,325)       $(5,105,928)
                  =========================================================================================

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

================================================================================

13.   Canadian/U.S. reporting differences (continued):

      (a)   Consolidated statement of operations (continued):

            (i)   Stock-based compensation (continued):

                  =============================================================
                                                   Three months ended March 31,
                  -------------------------------------------------------------
                                                     2004                 2003
                  -------------------------------------------------------------

                  Earnings (loss) per share:
                      Basic:
                        As reported                $ (0.21)             $  0.00
                        Pro forma                    (0.21)               (0.34)
                      Diluted:
                        As reported                  (0.21)                0.00
                        Pro forma                    (0.21)               (0.34)
                  =============================================================

      (b)   Consolidated balance sheets:

            ==================================================================================================
                                                   March 31, 2004                      December 31, 2003
                                           -------------------------------     -------------------------------
                                             Canadian              US             Canadian             US
                                               GAAP               GAAP              GAAP              GAAP
            --------------------------------------------------------------------------------------------------
                                                                                             (Audited)
            Shareholders' equity:
                 Share capital             $ 122,102,244     $ 164,558,807     $ 122,102,244     $ 164,558,807
                 Additional paid-in
                   capital                         5,282        29,862,009             5,282        29,862,009
                 Deficit                     (10,523,742)      (81,303,270)       (7,330,417)      (78,109,945)
                 Cumulative translation
                   adjustment                 (1,484,471)               --        (1,484,471)               --
                 Accumulated other
                   comprehensive loss                 --        (3,018,233)               --        (3,018,233)

            --------------------------------------------------------------------------------------------------
                                           $ 110,099,313     $ 110,099,313     $ 113,292,638     $ 113,292,638
            ==================================================================================================

14.   Comparative figures:

      Certain of the comparative figures have been reclassified in order to conform with the current period's presentation.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

================================================================================

15.   Subsequent events:

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

            The agreement provides for a stock-for-stock merger in which 0.4532 shares of the Company's common shares are exchanged for each share of Terra, the total purchase price of approximately $64.6 million (including estimated transaction costs of the Company) being paid through of the issuance of approximately 7.2 million common shares by the Company and the assumption of options and warrants issued by Terra.

            The estimated fair value of the assets to be acquired and liabilities to be assumed includes tangible assets of approximately $110 million, goodwill and other intangible assets of $45 million and liabilities of $91 million. The Company is presently proceeding to finalize its valuation of the assets to be acquired and liabilities to be assumed, including the allocation of the purchase price to identifiable intangible assets and goodwill. Thus, the allocation of the purchase price will be subject to final modifications.

            The per share value of the shares issued as consideration for the business acquisition was $8.48 which was determined using the Company's average closing share price on NASDAQ over a reasonable period before and after the date the terms of the business combination were agreed to and announced.

            Each outstanding Terra stock option and warrant has become a stock option or warrant to acquire 0.4532 of a common share of the Company. The Company will effectively issue approximately 1.8 million stock options and warrants having a fair value of approximately $5.6 million, or a weighted average of $3.08 per share, to acquire the Terra options and warrants. The fair value of the vested stock options and warrants of approximately $2.5 million will be recorded as purchase consideration. The fair value of the unvested stock options of approximately $3.1 million will be recorded as deferred compensation, which will be amortized over the vesting period of three years.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

================================================================================

15.   Subsequent events (continued):

      (a)   Terra Payments Inc. (continued):

            The transaction was completed on April 6, 2004, following the approval by the shareholders of both companies. The Company will account for the transaction using the purchase method from the closing date. Acquisition costs of $349,985 related to this transaction incurred prior to March 31, 2004 are recorded as "deferred acquisition costs" on the consolidated balance sheet.

      (b)   Sale of U-Scan(R) business:

            On April 8, 2004, the Company completed the sale of its U-Scan(R) self-checkout business, including all related tangible assets, intellectual property rights, and obligations to Fujitsu Transaction Solutions Inc. ("Fujitsu") for $35 million in cash plus the assumption of liabilities. The purchase price is subject to adjustments at the date of closing based on the net assets at that date. Fujitsu funded the payment of a termination fee owed by the Company to NCR Corporation as a result of the termination of their offer to purchase the self-checkout business.

            At March 31, 2004, the net assets to be sold were approximately $23 million, comprised of $16 million of working capital, $3.9 million of property and equipment and $3.3 million of intangible assets. The results of operations of this business for the three months ended March 31, 2004 and 2003 were as follows:

            ==========================================================================
                                                         Three months ended March 31,
                                                            2004               2003
            --------------------------------------------------------------------------

            Systems and hardware service revenue       $ 11,107,894       $ 15,133,406
            Cost of sales                                 7,973,062         10,121,695
            --------------------------------------------------------------------------
                                                          3,134,832          5,011,711

            Expenses:
                 Selling, general and administrative      3,473,409          4,324,013
                 Amortization                               609,204            488,761
                 Operating lease                            274,705            319,158
                 Research and development                   201,854            229,284
                 Restructuring                                   --            247,500
            --------------------------------------------------------------------------
                                                          4,559,172          5,608,716
            --------------------------------------------------------------------------
            Loss before income taxes                   $  1,424,340       $    597,005
            ==========================================================================

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2004 and 2003
(expressed in US dollars)

================================================================================

15.   Subsequent events (continued):

      (b)   Sale of U-Scan(R) business (continued):

      The results of operations include management assumptions and adjustments related to cost allocations which are inherently subjective. The Company will account for the U-Scan(R) self-checkout business as discontinued operations beginning in the second quarter of fiscal 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the financial condition and results of operations of our company should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2003, and the factors set forth below under "Forward-Looking Statements". All dollar amounts are expressed in U.S. dollars and, other than those expressed in millions of dollars, have been rounded to the nearest thousand.

Overview

      We have recently completed a number of transactions in connection with our pursuing a strategy of repositioning our business activities with the goal of enhancing potential long-term financial results. We believe these transactions will reposition us as a strong payment processing and services company. As a result of these transactions, we will likely have a more balanced and stable business mix and, combined with our strong balance sheet, continued opportunities to grow our business on a more strategic basis. At the same time, we will monitor our business activities and intend to take advantage of strategic and transactional opportunities that may arise, with a focused approach on potential acquisitions.

      On April 6, 2004, the name of the Company was changed from Optimal Robotics Corp. to Optimal Group Inc.

Significant developments

      On April 8, 2004, we completed the sale of our U-Scan self-checkout business to Fujitsu Transaction Solutions, Inc. for $35 million plus the assumption of liabilities. Prior to completion of the sale, we were a leading North American provider of both self-checkout systems to retailers, and depot and field services to retail, financial services and other third-party accounts. We had approximately 1,000 employees, which included approximately 800 software and hardware professionals, with facilities in Montreal, Quebec, Plattsburgh, New York, Santa Ana, California, and Toronto, Ontario and operations throughout North America. We will account for the sale of the U-Scan self-checkout business as discontinued operations in the second quarter of 2004. See note 15(b) to our interim consolidated financial statements.

      On April 6, 2004, we completed the amalgamation of a wholly owned subsidiary with Terra Payments Inc. The amalgamated company is a wholly-owned subsidiary of our company and will continue its business under the name of Optimal Payments Inc. We believe that this combination will provide us with a superior platform for enhanced growth and financial results.

      Optimal Payments is a growing presence in the payment processing industry and provides technology and services that businesses require to accept credit card, electronic check and direct debit payments. Optimal Payments processes credit card payments primarily for non-face-to-face transactions, including mail-order/telephone-order, licensed online gaming and other online merchants, as well as for retail point-of-sale merchants. Optimal Payments also processes checks and direct debits online and by telephone. It is headquartered in Montreal with operations throughout North America and in the United Kingdom. See note 15(a) to our interim consolidated financial statements.

      On February 27, 2004, we acquired the hardware service division of Systech Retail Systems at a net cost of $3 million, subject to post-closing adjustments. We believe that the combination of the Systech hardware service division with our existing service organization will contribute positively to our financial results in 2004 and should add over $11 million in annual revenues. The acquisition was accounted for using the purchase method of accounting. The results of Systech have been consolidated with our results from the date of the acquisition

      As a result of these transactions, we will operate in two segments; the payment processing business, through Optimal Payments, and the service business through Optimal Services Group.

New accounting policy

Asset Retirement Obligations

      This standard was established for the recognition, measurement and disclosure of liabilities for asset retirement obligations and the associated retirement cost. The standard applies to legal obligations associated with the retirement of tangible long-lived assets that results from acquisition, development or normal operations. The standard requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and when a reasonable estimate of fair value can be made. An entity is subsequently required to allocate the asset retirement cost to expense using a systematic and rational method over its estimated life. The standard is effective for fiscal years beginning on or after January 1, 2004. The adoption of this standard is not expected to have a material impact on our financial statements.

Financial Condition

      Our cash and short-term investment portfolio amounted to $73,634,000 as at March 31, 2004, compared to $78,514,000 as at December 31, 2003. The decrease relates primarily to cash used to acquire the hardware service division of Systech in the amount of $3 million and the acquisition of property and equipement and patent costs. Our portfolio of liquid and investment grade investments consist of U.S.- and Canadian-dollar denominated discounted notes and bonds.

      Our inventory position at March 31, 2004 was $25,633,000 up from $22,938,000 at the end of 2003. This increase is mainly attributable to replacement parts inventories amounting to $21,043,000 at March 31, 2004 compared to $17,911,000 at December 31, 2003 due to the acquisition of the hardware service division of Systech. The raw material inventory decreased to $2,606,000 at March 31, 2004 from $3,203,000 at December 31, 2003 mainly due to the timing of purchases. A significant portion of our inventories was sold to Fujitsu as part of the sale of the U-Scan business in April 2004.

      Bank indebtedness at March 31, 2004 was $10,463,000, which was incurred on September 30, 2003 in connection with the acquisition of the RBA service business and the repayment of its existing debt. Due to the current low-interest rate environment coupled with the rapid decline of the U.S. dollar in relation to the value of the Canadian dollar, we made a determination that it would be advantageous to us to utilize a portion of our bank operating credit facility to finance the RBA acquisition. In doing so, we were able to obtain a favorable interest rate in connection with that loan.

      We have no long-term debt. Shareholders' equity as at March 31, 2004 was $110,099,000 as compared to $113,293,000 as at December 31, 2003. The decrease is attributable to net loss for the period.

Results of Operations

First Three Months of 2004 Compared with First Three Months of 2003

      Total revenues increased by $4,115,000, or 25%, in the first three months of the year compared to last year. Product sales declined due to a decrease in orders from customers, which we attribute primarily to the reluctance of major North American food retailers to spend on capital. Service revenue recognized for hardware and software maintenance increased by $8,342,000, due primarily to the completion of the RBA acquisition and the acquisition of the hardware service division of Systech, the results of which were consolidated from February 27, 2004, the date of acquisition. In total, service revenue accounted for approximately 66% of our total revenues in 2004 as compared to approximately 32% in 2003.

      Total cost of sales increased by $3,855,000, or 36%, in the three-month period ended March 2004 compared to the first quarter of 2003. The increase was consistent with the increase in sales. Overall gross margin decreased as a percentage of sales from 34% in 2003 to 29% in 2004, primarily due to the increased percentage of service contract revenue in 2004 compared to 2003, which generated a lower gross margin compared to the gross margin generated by system sales.

      Research and development expenses decreased by $27,000, or 12%, from 2003 to 2004.

      Selling, general, administrative and operating lease expenses increased by $2,012,000, or 31%, in 2004 due to increased expenses as a result of the completion of the RBA and Systech acquisitions.

      Our net loss was $3,193,000 in the quarter compared to earnings of $19,000 in the first quarter of 2003. On a per share basis, we lost $0.21 compared to $0.00 (basic and diluted basis) in 2003. For the quarter ended March 31, 2004, we recorded a tax recovery of $328,000.

Liquidity and Capital Resources

      As of March 31, 2004, we had cash and short-term investments of $73,634,000 (December 31, 2003 - $78,514,000), and working capital of
$85,992,000 (December 31, 2003 - $92,744,000).

      Operating activities generated $900,000 of cash and cash equivalents in the first three months of 2004, compared to the use of cash of $4,866,000 during the first three months of 2003. The generation of cash was due to a quicker turnover of accounts receivable.

      In the first three months of 2004, we invested $2,430,000 (2003- $674,000), to purchase property, equipment and intangible assets, which principally related to leasehold improvements, computer equipment and software, testing units and patents costs.

      We believe that our cash and short-term investments will be adequate to meet our needs for at least the next 12 months.

Forward-Looking Statements

      This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Words such as "expects", "intends", "anticipates", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of our company or any other person that the objectives and plans of our company will be achieved.

      The following factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors discussed below may affect us to a greater extent than indicated. These risks factors are discussed in the context of the business as it exists at the date of this Form 10-Q. Except to the extent set forth below, risk factors related to the self-checkout business, which we no longer operate have ceased to be relevant to us. Risks related to our service business are presented below under "RISKS RELATED TO SERVICE BUSINESS" and risks related to the payments business are presented under "RISKS RELATED TO PAYMENT BUSINESS". All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

      In many instances, OEM service organizations have greater resources than us, and, because of their access to the OEM's engineering data, may be able to respond more quickly to servicing equipment that incorporates new or emerging technologies. Moreover, some OEM's do not make available to end-users or independent service organizations the technical information, repairable parts, diagnostics, information that relates to engineering changes and other support items required to service their products, and design and sell their products in a manner so as to make it virtually impossible for a third party to perform maintenance services without potentially infringing upon certain proprietary rights of the OEM. In addition, OEM's are sometimes able to develop proprietary remote diagnostic or monitoring systems, which we may not be able to offer. Therefore, OEM service organizations sometimes have a cost and timing advantage over us because we must first develop or acquire from another party the required support items before we can provide services for that equipment. An OEM's cost advantage, the unavailability of required support items or various proprietary rights of the OEM may preclude us from servicing certain products. Furthermore, OEM's usually provide warranty coverage for new equipment for specified periods, during which it is not economically feasible for us to compete for the provision of maintenance services. To the extent that OEM's choose, for marketing reasons or otherwise, to expand their warranty periods or terms, our business may be adversely affected.

      SINGLE SUPPLIERS FOR INVENTORY. Spare parts purchases are made from OEM's and other vendors. We, from time to time, will have only a single supplier for a particular part, which, in some cases, may be the OEM for such spare part. Should a supplier be unwilling or unable to supply any part or component in a timely manner, our business could be adversely affected.

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

RISKS RELATED TO PAYMENT BUSINESS

      The payment business is subject to a number of risks, which, should they materialize, can have a material adverse effect on our business, revenues, operating results and financial condition, including those set forth below:

      RISKS OF LOSS DUE TO FRAUD AND DISPUTES. We face risks of loss due to fraud and disputes between consumers and merchants, including the unauthorized use of credit card and bank account information and identity theft, merchant fraud, disputes over the quality of goods and services, breaches of system security, employee fraud and use of our system for illegal or improper purposes. [I'm not sure we need to spell it out ... but the risk of merchant insolvency is not clear here]

      When a consumer pays a merchant for goods or services using a credit card and the cardholder disputes the charge, the amount of the disputed item gets charged back to us and the credit card associations may levy fees against us. Chargebacks may arise from the unauthorized use of a cardholder's card number or from a cardholder's claim that a merchant failed to perform. Chargebacks may also arise when a consumer pays a merchant for goods or services using a check and the financial institution returns the check. In addition, if our chargeback rate becomes excessive, credit card associations can also require us to pay fines and have done so in the past.

      In turn, we attempt to recover from the merchant the amount charged back and the amount of such fines, however, we may not always be successful in doing so, for reasons which could include merchant insolvency. We have taken measures to detect and reduce the risk of fraud, but cannot be assured of their total effectiveness.

      SECURITY AND PRIVACY BREACHES IN OUR ELECTRONIC TRANSACTIONS. Any inability on our part to protect the security and privacy of our electronic transactions could have a material adverse effect on our profitability. A security or privacy breach could:

      o expose us to additional liability and to potentially costly litigation;

      o     increase expenses relating to resolution of these breaches;

      o     deter customers from using our product; and

      o decrease market acceptance of electronic commerce transactions generally.

      We cannot assure that the use of applications designed for data security and integrity will address changing technologies or the security and privacy concerns of existing and potential customers.

      OUR PAYMENT SYSTEM MIGHT BE USED FOR ILLEGAL OR IMPROPER PURPOSES. Despite measures that have been taken to detect and prevent identity theft, unauthorized uses of credit cards and similar misconduct, our payment systems remain susceptible to potentially illegal or improper uses. These may include illegal online gaming, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures that we have taken to detect and lessen the risk of this kind of conduct, we cannot be assured that these measures will succeed.

      COMPLIANCE WITH AND CHANGES TO ASSOCIATION RULES AND PRACTICES. As a registered party, we must comply with the operating rules of the Visa(R) and MasterCard(R) credit card associations and NACHA for checks. The associations' members set these rules. The associations could adopt operating rules with which we might find it difficult or even impossible to comply.

      Furthermore, in cases of fraud or disputes between consumers and merchants, we face chargebacks when cardholders dispute items for which they have been billed. If our chargebacks become excessive, our processing suppliers could fine us or terminate our ability to accept credit cards for payments. The termination of our relationship with credit card associations or acquiring banks would limit our ability to provide transaction-processing services.

      FAILURE TO DEVELOP PRODUCTS AND LACK OF ACCEPTANCE FOR PRODUCTS UNDER DEVELOPMENT. The success of our electronic payments operations depends upon acceptance of our technology. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, or that our new products and enhancements will be introduced in a timely fashion or will adequately meet the requirements of the marketplace and achieve market acceptance.

      FAILURE OF OUR SYSTEMS OR THE SYSTEMS OF THIRD PARTIES; RISKS ASSOCIATED WITH OPERATING ON THE INTERNET. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins, security breaches and similar events could damage our systems. Computer viruses, disgruntled or rogue employees, electronic break-ins or other similar disruptive problems, including those beyond our control, could also adversely affect our systems. Our business and reputation could be adversely affected if such systems were affected by any of these occurrences. Our existing or future insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

      In particular, depending on volume growth, we may need to expand and upgrade our technology, transaction-processing systems and network infrastructure. We could experience periodic temporary capacity constraints, which may cause unanticipated system disruptions, slower response times and lower levels of customer service. We may be unable to accurately project the rate or timing of increases, if any, in the use of our services or to expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

      Our success in our online business will depend, in large part, on other companies maintaining the Internet infrastructure. In particular, we will rely on the ability of ISPs, telecommunication and other companies to maintain a reliable network backbone that provides adequate speed, data capacity and the infrastructure or complementary products and services necessary to establish and maintain the Internet as a viable commercial medium.

      Users of electronic payment services are highly concerned about the security of transmissions over public networks. Individuals could possibly circumvent the measures that we take to protect customer transaction data. To the extent that our activities involve the storage and transmission of proprietary information, such as credit card or bank account numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability.

      UNCERTAINTY AS TO THE LEGAL STATUS OF INTERNET GAMING. As electronic commerce in general and most of the products and services that we offer are relatively new, the manner in which existing provincial, federal and foreign government regulations may be applied is uncertain and difficult to predict. Due to the relatively recent development of Internet gaming, there are few laws or regulations that deal directly with the payment processing of this application and there is uncertainty as to the legal status of Internet gaming. While some jurisdictions have taken the position that Internet gaming is legal and have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions, other jurisdictions have taken the opposite view and enacted legislation to attempt to restrict or prohibit Internet gaming. For example, in the United States for the past several years there have been conflicting efforts to clarify the status of Internet gaming. In the summer of 2003, the United States House of Representatives passed legislation that would prohibit the acceptance of a credit card, electronic funds transfer or any other bank instrument in connection with unlawful Internet gambling. The bill left the definition of "unlawful" gambling essentially unchanged, however. A contrasting bill, currently pending before the House Judiciary Committee, would establish a commission to recommend regulations to provide for Internet gambling. A prohibitory bill similar to the legislation that passed the House has been introduced in the United States Senate and is pending there. Both the Senate prohibitory bill and the House regulatory bill have received hearings but no further action yet has been taken. Should such a bill pass and become law, it is likely that regulations would come into effect anywhere from six to nine months after such passage which would make the funding of online gaming accounts by U.S. residents unlawful. This would have a significant negative impact on us. As a result, we have taken the initiative and continue to invest in the diversification of our revenue base towards the continued diminishing of our reliance on online gaming payments emanating from U.S. residents. Since we derive a substantial portion of our revenue from processing transactions for licensed online gaming, we may be exposed to governmental investigations and/or lawsuits initiated by the public in jurisdictions where gambling is restricted or prohibited. Any adverse findings or rulings rendered against us in such jurisdictions could have a material adverse effect on our business, revenues, operating results and financial condition. This uncertainty could affect us indirectly through the effect experienced by our clients and on their revenues and directly in the event that we are restricted from conducting our activities, such as if the banks through which we settle our clients' transactions terminate their agreements with us or significantly increase the costs to us for their services, or certain credit card issuing banks continue to reject Internet gaming transactions.

      OUTCOME OF LITIGATION. There is a risk that criminal and civil proceedings, including class actions brought by or on behalf of public entities or private individuals, could be initiated against us, ISPs, credit card processors and others involved in the Internet gaming industry. Any future legal proceedings against us relating to Internet gaming could involve substantial litigation expense, penalties, fines, injunctions or other prohibitions being invoked against us or our licensees or others and the diversion of the attention of key executives. The outcome of any litigation cannot be predicted.

      GOVERNMENT REGULATION OF INTERNET COMMERCE. As electronic commerce over the Internet develops, it may be the subject of increasing government regulation and there is a risk that well-established financial institutions and credit card companies will be able to influence the development of regulations in a manner which prioritizes their interests to our detriment. In addition, much of the current legislation relating to commercial transactions pre-dates and may be incompatible with Internet electronic commerce. There can be no assurance that regulators will not choose to enact or enforce legislation in a manner that would restrict our operations and other aspects of the electronic commerce market. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel and personal privacy are applicable to the Internet.

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

      In the United States, several telecommunication companies have petitioned the Federal Communications Commission to regulate ISPs and online service providers. The Federal Trade Commission and government agencies in certain states of the United States have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if any new regulations regarding the use of personal information are introduced affecting the way in which we do business or if these agencies choose to investigate our privacy practices.

      Any new laws or regulations relating to the Internet, or particular applications or interpretations of existing laws, could decrease the growth in the use of the Internet, decrease the demand for our electronic commerce services, or increase the costs associated with providing such services or transmitting data over the Internet and generally stunt the development of the Internet and our growth.

      EFFECTS OF ACQUISITIONS. Part of our strategy will be to make acquisitions. There can be no assurance that, in the future, acquisition candidates will be found on terms suitable to us. Acquisitions involve a number of special risks, including time and expenses associated with identifying and evaluating acquisitions, the diversion of management's attention from day-to-day operations, the difficulty in integrating widely dispersed operations with distinct corporate cultures, the potential loss of key employees of the acquired company, the difficulty of incorporating acquired technologies successfully, the potential impairment of relationships with employees, clients and strategic partners and the inability to maintain uniform standards, controls, procedures and policies. In addition, customer satisfaction or performance problems at a single acquired firm could have a material adverse effect on our reputation. Acquisitions may also result in the potentially dilutive issuance of equity securities, the incurring of debt, the write-off of research and development and capitalized costs, integration costs and goodwill and other intangible assets.

      DEPENDENCE ON STRATEGIC RELATIONSHIPS AND SUPPLIERS. We have established and will continue to establish relationships with strategic partners and suppliers to help supply, promote and distribute our products and services. We are dependent upon maintaining as well as creating these relationships with strategic partners and suppliers, especially strategic banking relationships. The credit card companies and financial institutions on whom we rely in order to process our electronic transactions have adopted guidelines for the processing of transactions, including gaming transactions. We believe that our operations comply in all material respects with these guidelines. However, credit card companies and financial institutions could nonetheless decide in the future to refuse to process transactions us or to process online gaming transactions generally. Any such decision, when made by a particular credit card company or financial institution, could be implemented with little or no advance notice to us. Should we not be able to conclude alternative arrangements with other credit card companies or financial institutions within the delays imposed by any such termination, or at all, our ability to carry out payment transactions would be impaired and we may not then be able to continue to carry on our business.

      PROTECTION OF PRODUCTS AND COPYRIGHTS. We rely primarily upon a combination of copyright, trademark and trade secret laws, non-disclosure and release of interest in intellectual property agreements and license agreements to establish and protect proprietary rights in our products and technology. The source codes for our products and technology are protected both as trade secrets and as unpublished, unregistered copyrighted works; however, we currently have no patents for our products and technology.

      Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently. Policing unauthorized use of our products and services is and will continue to be difficult, particularly in the global environment in which we operate, and the laws of other jurisdictions may afford us little or no effective protection of our intellectual property. The global nature of the Internet will make it difficult to control the ultimate destinations of our products or services. We rely in part on "on-screen" licenses, which are not manually signed by end-users and, therefore, may be unenforceable under some laws. There is no assurance that any steps taken by us will prevent others from misappropriating our technology. We may engage in litigation related to our intellectual property; however, such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources.

      In addition, there is no assurance that our products and services are not within the scope of intellectual property rights held by others, either now or in the future. If any claims are asserted, we may seek to obtain a license under a third party's intellectual property rights. There can be no assurance that such a license would be available on reasonable terms or at all. We may also decide to defend against a claim of infringement; but litigation, even if successful, is costly and may have a material adverse effect on us regardless of the eventual outcome.

      COMPETITIVE MARKET FOR OUR PRODUCTS AND SERVICES. Potential competitors to our electronic commerce solutions include credit card companies, banks, payment processors and other entities, any of which may have greater financial resources, an entrenched position in the market or brand recognition. These potential competitors may be able to require that their own technology, rather than the technology of others, including our own, be used in connection with their payment mechanisms. Furthermore, the barriers to entry into most Internet markets, including the electronic commerce segments, are relatively low, making them accessible to a wide number of entities. Therefore, competition is likely to intensify as our market develops and matures, which could result in price reductions, reduced margins or loss of market share.

      Furthermore, there can be no assurance that we will be able to identify, develop, manufacture, market or support new products or offer new services successfully, that such new products or services will gain market acceptance, or that we will be able to respond effectively to technological changes or product announcements by competitors. Any failure by us to anticipate or respond adequately to technological developments and customer requirements or any significant delays in product developments or introductions could result in a loss of market share or revenues.

      There can be no assurance that our competitors will not develop technologies and products that are as or more effective and efficient than our products or that our technologies and products will not be rendered obsolete by such developments. As well, there can be no assurance that other companies with greater financial and technological resources will not develop electronic commerce technologies for the Internet with similar or better capabilities than our products or that we will be able to compete successfully against existing competitors or future entrants into the market. Products developed by competitors may achieve greater market acceptance than our products.

      TECHNOLOGICAL DEFECTS AND PRODUCT DEVELOPMENT DELAYS. Products and services based on sophisticated technology and computing systems often encounter development delays, and the underlying technology may contain undetected errors or failures when introduced or when the volume of services provided increases. We may experience delays in the development of our products, or the technology and computing systems underlying our services, such as our transaction processing services. In addition, despite testing, it is possible that our technology may nevertheless contain errors, and this could delay product launches and innovations and damage customer relations.

      RISKS ASSOCIATED WITH ENCRYPTION TECHNOLOGY. A significant barrier to electronic commerce and communication is the secure transmission of confidential information over public networks. Our electronic commerce software uses encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. Despite the fact that we strive to make use of proven applications for premium data security and integrity to process electronic transactions, there can be no assurance that use of these applications will be sufficient to address changing market conditions or the security and privacy concerns of existing and potential clients. A security or privacy breach may cause our clients to lose confidence in our services, deter clients from using our services, harm our reputation, expose us to liability, increase our expenses from potential remediation costs, and decrease market acceptance and growth of our product offerings.

      SYSTEM RISKS AND SERVICE DELAY OR INTERRUPTION RISKS. Our ability to process electronic transactions depends on bank processing and credit card systems. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. In order to prepare for certain types of system problems, we have developed and are testing a formal disaster recovery plan. Any system failure, including network, software or hardware failure, that causes a delay or interruption in our electronic payment services could result in reduced use, reduced revenue and harm to our reputation, brand and relations with merchants and end-users.

      Delayed response times and interruptions in service associated with our electronic transaction processing, including delays or interruptions relating to high volumes of traffic or technological problems, may result in a loss of merchants and end-users using our electronic payment software for transaction processing.

      EXCHANGE RATE RISKS. The majority of our revenues are generated in U.S. dollars and a significant portion of our expenses is incurred in Canadian dollars. Any fluctuation in the value of the Canadian dollar relative to the U.S. dollar may result in variations in our revenues and earnings. We have not implemented a currency hedging program.

      RISK OF UNAUTHORIZED DISCLOSURE OF MERCHANT AND CARDHOLDER DATA. We collect and store sensitive data about merchants and cardholders, including names, addresses, social security numbers, drivers' license numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. In addition, we maintain a database of cardholder data relating to specific transactions, including payment card numbers and cardholder addresses, in order to process the transactions and for fraud prevention and other internal processes. If a person penetrates our network security or otherwise misappropriates sensitive merchant or cardholder data, we could be subject to liability or business interruption.

      Although we require that our agreements with service providers who have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, there can be no assurance that these contractual measures will prevent the unauthorized disclosure of merchant or customer data. In addition, our agreements with financial institutions require us to take certain protective measures to ensure the confidentiality of merchant and consumer data. Any failure to adequately take these protective measures could result in protracted or costly litigation.

      LOSS OF KEY PERSONNEL. The loss of key personnel or damage to their reputations could adversely affect our relationships with card associations, bank sponsors and other service providers, which would adversely affect our business.

      RISK OF ADVERSE BUSINESS CONDITIONS. General economic conditions have caused some of the merchants we serve to experience difficulty in supporting their current operations and implementing their business plans. If these merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenues.

      In addition, in a recessionary environment, the merchants we serve could be subject to a higher rate of insolvency, which could adversely affect us financially. We bear credit risk for chargebacks related to billing disputes between credit card holders and bankrupt merchants. If a merchant seeks relief under bankruptcy laws or is otherwise unable or unwilling to pay, we may be liable for the full transaction amount of a chargeback.

RISKS RELATED TO LITIGATION STEMMING FROM OUR OPERATION OF THE U-SCAN BUSINESS

      We recently settled an action alleging that the U-Scan(R) self-checkout systems that we marketed infringed upon the claimant's patent. A second party has sent demand letters to us alleging a different patent infringement. See Item 3 - "Legal Proceedings." We may in the future be subject to other litigation, which relates to our having carried on the self-checkout business. Litigation may be time consuming, expensive and distracting from the conduct of our current businesses, and the outcome of litigation is difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations, and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes to market risk, as discussed in our Annual Report on Form 10-K annual report for the year ended December 31, 2003.

Item 4. Controls and Procedures

      As of March 31, 2004 (the "Evaluation Date"), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

      A second party also sent a demand letter to us in 1999, and again in February 2001, alleging a different patent infringement. In March 2003, this second party sent a third demand letter to us alleging infringement of additional patents. Although, after consultation with counsel, we believe that this second claimant should not prevail if a lawsuit is brought to assert its claims and that the assertion of these claims will not have a material adverse effect on our business or prospects, no assurance can be given that a court will not find that the U-Scan self-checkout system infringes upon such claimant's rights. We sold our self-checkout business on April 8, 2004, and no longer market or sell the U-Scan self-checkout system.

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

Item 5. Other Information

Reporting Status

      We were a foreign private issuer under the rules and regulations of the Commission as of March 31, 2004. As in the past, we intend to voluntarily file annual reports on Form 10-K and quarterly reports on Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
Number                          Exhibit
------               -----------------------------

10.17       Employement Agreement with Gary S. Wechsler

10.18       Combination Agreement between Optimal Robotics Corp. and Terra
            Payments Inc.

10.19 Asset Purchase Agreement among NCR Corporation, and certain of its affiliates, and Optimal Robotics Corp. and certain of its affiliates.

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

(b)   Reports on Form 8-K

The following reports on Form 8-K were filed for the three-month period ended March 31, 2004.

      1.    Form 8-K filed with the Commission on January 23, 2004 (Item 9)

      2.    Form 8-K filed with the Commission on January 28, 2004 (Item 9)

      3.    Form 8-K filed with the Commission on February 17, 2004 (Item 9)

      4.    Form 8-K filed with the Commission on February 20, 2004 (Item 9)

      5.    Form 8-K/A filed with the Commission on March 9, 2004 (Items 2 and
            7)

      6.    Form 8-K filed with the Commission on March 10, 2004 (Item 5)

      7.    Form 8-K/A filed with the Commission on March 26, 2004 (Item 5)

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OPTIMAL GROUP INC.


Dated: April 29, 2004               By:  /s/ Holden L. Ostrin
                                         ---------------------------------------
                                             Holden L. Ostrin
                                             Co-Chairman


                                    By:  /s/ Gary S. Wechsler
                                         ---------------------------------------
                                             Gary S. Wechsler
                                             Treasurer and Chief Financial
                                             Officer