Form 10-Q
period 2004-06-30
OPTIMAL GROUP INC
filed 2004-08-09
CIK 1015923

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Yes |X|     No |_|

At August 6, 2004, the registrant had 22,201,531 Class "A" shares (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 Consolidated Financial Statements of
                 (Unaudited)

                 OPTIMAL GROUP INC.
                 (formerly Optimal Robotics Corp.)

                 Six-month periods ended June 30, 2004 and 2003
                 (expressed in US dollars)

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Consolidated Financial Statements
(Unaudited)

Six-month periods ended June 30, 2004 and 2003
(expressed in US dollars)

Financial Statements

     Consolidated Balance Sheets..........................................   4

     Consolidated Statements of Operations................................   5

     Consolidated Statements of Deficit...................................   6

     Consolidated Statements of Cash Flows................................   7

     Notes to Consolidated Financial Statements...........................   8

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Consolidated Balance Sheets
(Unaudited)

June 30, 2004 and December 31, 2003
(expressed in US dollars)

===============================================================================================================
                                                                                   June 30,        December 31,
                                                                                       2004                2003
---------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                                $   2,772,713       $   4,211,964
     Short-term investments                                                     161,540,386          74,301,582
     Cash and short-term investments - held as reserves (note 4)                 23,033,572                  --
     Accounts receivable, net of allowance for doubtful accounts
       of $94,889 ($134,977 at December 31, 2003)                                 6,403,909           4,793,435
     Service parts inventory                                                      2,058,353           4,215,694
     Income taxes receivable and refundable investment tax credits                1,554,750             922,130
     Future income taxes                                                            169,111             331,829
     Prepaid expenses and deposits                                                1,648,799             795,931
     Current assets related to discontinued operations (note 3 (c))                      --          25,291,718
     ----------------------------------------------------------------------------------------------------------
                                                                                199,181,593         114,864,283
Note receivable                                                                   1,550,176                  --
Other receivable (note 5)                                                         3,122,613                  --
Property and equipment                                                            4,369,332           1,931,331
Goodwill and other intangible assets (note 6)                                    56,939,879          10,517,416
Deferred compensation cost (note 3 (b))                                           2,374,486                  --
Non-refundable investment tax credits                                             3,364,825                  --
Future income taxes                                                               6,403,115           2,278,016
Long-term assets related to discontinued operations (note 3 (c))                         --           5,951,279
---------------------------------------------------------------------------------------------------------------
                                                                              $ 277,306,019       $ 135,542,325
===============================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
     Bank indebtedness (note 7)                                               $  10,356,442       $  10,726,076
     Customer reserves and security deposits (note 4)                            63,292,345                  --
     Accounts payable and accrued liabilities                                    22,771,441           5,569,250
     Deferred revenue                                                             3,849,228           1,302,146
     Current portion of obligations under capital leases                            358,357                  --
     Future income taxes                                                            133,806             133,806
     Current liabilities related to discontinued operations (note 3 (c))                 --           4,388,826
     ----------------------------------------------------------------------------------------------------------
                                                                                100,761,619          22,120,104
Future income taxes                                                               3,674,120             129,583
Deferred revenue                                                                    318,168                  --
Obligations under capital leases                                                    270,224                  --
Shareholders' equity:
     Share capital (note 8)                                                     183,547,829         122,102,244
     Additional paid-in capital                                                   7,515,887               5,282
     Deficit                                                                    (17,169,821)         (7,330,417)
     Cumulative translation adjustment                                           (1,612,007)         (1,484,471)
     ----------------------------------------------------------------------------------------------------------
                                                                                172,281,888         113,292,638
Contingencies (note 9)
Subsequent event (note 16)
---------------------------------------------------------------------------------------------------------------
                                                                              $ 277,306,019       $ 135,542,325
===============================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Consolidated Statements of Operations
(Unaudited)

Periods ended June 30, 2004 and 2003
(expressed in US dollars)

=====================================================================================================================
                                                       Three months ended                   Six months ended
                                                            June 30,                             June 30,
                                                -------------------------------       -------------------------------
                                                        2004               2003               2004               2003
---------------------------------------------------------------------------------------------------------------------
Revenues                                        $ 24,041,660       $  2,093,825       $ 34,322,086       $  4,196,779
Expenses:
     Transaction processing and
       service costs                              14,049,474          1,381,705         21,372,410          2,804,005
     Selling, general and administrative           9,054,974          2,624,279         14,331,120          4,606,127
     Research and development                        458,237                 --            458,237                 --
     Operating leases                              1,120,576            199,081          1,854,304            320,925
     ----------------------------------------------------------------------------------------------------------------
                                                  24,683,261          4,205,065         38,016,071          7,731,057
Investment income                                    375,201            242,740            560,472            511,162
---------------------------------------------------------------------------------------------------------------------
Loss before undernoted items                        (266,400)        (1,868,500)        (3,133,513)        (3,023,116)

Restructuring costs (note 10)                      1,324,648                 --          1,324,648            108,900
Inventory write-downs (note 10)                    2,429,989                 --          2,930,536                 --
Stock-based compensation
   (notes 3 (b) and 10)                            1,933,713                 --          1,933,713                 --
Amortization of intangibles                          659,372             39,318            841,494             78,641
Amortization of property and equipment               609,295            118,040            790,585            222,189
Foreign exchange                                      89,964             19,376            (61,550)           173,132
---------------------------------------------------------------------------------------------------------------------
                                                   7,046,981            176,734          7,759,426            582,862
---------------------------------------------------------------------------------------------------------------------
Loss from continuing operations
   before income taxes                            (7,313,381)        (2,045,234)       (10,892,939)        (3,605,978)
(Provision for) recovery of
   income taxes (note 11)                           (308,283)         1,073,000             19,717          2,879,000
---------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                   (7,621,664)          (972,234)       (10,873,222)          (726,978)
Loss from discontinued operations
   (note 3 (c))                                   (3,188,760)          (245,089)        (3,130,527)          (471,253)
Gain on disposal of net assets from
   discontinued operations, net of
   income taxes of $2,342,000 (note 3 (c))         4,164,345                 --          4,164,345                 --
---------------------------------------------------------------------------------------------------------------------
Net loss                                        $ (6,646,079)      $ (1,217,323)      $ (9,839,404)      $ (1,198,231)
=====================================================================================================================

Weighted average number of shares:
     Basic                                        21,702,051         14,936,235         18,337,833         14,936,235
     Plus impact of stock options                         --                426                506                213
---------------------------------------------------------------------------------------------------------------------
     Diluted                                      21,702,051         14,936,661         18,338,399         14,936,448
=====================================================================================================================

Earnings per share :
     Continuing operations:
         Basic                                  $      (0.35)      $      (0.07)      $      (0.59)      $      (0.05)
         Diluted                                       (0.35)             (0.07)             (0.59)             (0.05)
     Discontinued operations:
         Basic                                          0.04              (0.01)              0.05              (0.03)
         Diluted                                        0.04              (0.01)              0.05              (0.03)
     Total:
         Basic                                         (0.31)             (0.08)             (0.54)             (0.08)
         Diluted                                       (0.31)             (0.08)             (0.54)             (0.08)
=====================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Consolidated Statements of Deficit
(Unaudited)

Periods ended June 30, 2004 and 2003
(expressed in US dollars)

=======================================================================================================
                                         Three months ended                     Six months ended
                                              June 30,                              June 30,
                                  -------------------------------       -------------------------------
                                          2004               2003               2004               2003
-------------------------------------------------------------------------------------------------------
Deficit, beginning of period      $(10,523,742)      $ (1,142,933)      $ (7,330,417)      $ (1,162,025)

Net loss                            (6,646,079)        (1,217,323)        (9,839,404)        (1,198,231)
-------------------------------------------------------------------------------------------------------
Deficit, end of period            $(17,169,821)      $ (2,360,256)      $(17,169,821)      $ (2,360,256)
=======================================================================================================

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Consolidated Statements of Cash Flows
(Unaudited)
Periods ended June 30, 2004 and 2003
(expressed in US dollars)

============================================================================================================================
                                                              Three months ended                     Six months ended
                                                                    June 30,                              June 30,
                                                       -------------------------------       -------------------------------
                                                               2004               2003               2004               2003
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Loss from continuing operations                   $ (7,621,664)      $   (972,234)      $(10,873,222)      $   (726,978)
     Adjustments for:
         Amortization                                     1,268,667            157,358          1,632,079            300,831
         Stock-based compensation                         1,933,713                 --          1,933,713                 --
         Inventory write-downs                            2,429,989                 --          2,930,536                 --
         Future income taxes                                282,283           (313,000)           (45,717)        (1,699,000)
     Changes in operating assets and liabilities:
         Accounts receivable                                742,190            874,118          1,100,837            622,866
         Service parts inventory                             89,762            (93,401)           (27,467)          (131,126)
         Income taxes and credits receivable                (44,023)          (828,689)           (44,023)        (1,597,419)
         Prepaid expenses and deposits                      (45,753)          (196,992)          (313,459)          (542,310)
         Accounts payable and
           accrued liabilities                              503,885           (399,733)           165,068           (350,310)
         Customer reserves and
           security deposits                             (9,966,565)                --         (9,966,565)                --
         Deferred revenue                                  (373,335)            33,548            (69,684)           102,368
     -----------------------------------------------------------------------------------------------------------------------
                                                        (10,800,851)        (1,739,025)       (13,577,904)        (4,021,078)
Cash flows from investing activities:
     Additions to property and equipment                 (1,248,921)          (226,402)        (1,550,439)          (248,575)
     (Increase) decrease in short-term
       investments                                      (27,950,846)         2,386,103        (20,137,639)         1,908,816
     Proceeds from note receivable                          147,465                 --            147,465                 --
     Proceeds from sale of business, before
       repayment of purchase price
       adjustment in July 2004                           35,000,000                 --         35,000,000                 --
     Proceeds from disposal of EBS
       (note 3 (d))                                       3,974,495                 --          3,974,495                 --
     Acquisition costs (note 3 (b))                      (1,027,843)                --         (1,377,828)                --
     Acquisition of Systech (note 3 (a))                   (464,556)                --         (3,464,556)                --
     -----------------------------------------------------------------------------------------------------------------------
                                                          8,429,794          2,159,701         12,591,498          1,660,241
Cash flows from financing activities:
     Bank indebtedness                                     (106,445)                --           (369,634)                --
     Proceeds from issuance of share capita                 l32,000                 --             32,000                 --
     Repayment of obligation under
       capital lease                                       (103,482)                --           (103,482)                --
     -----------------------------------------------------------------------------------------------------------------------
                                                           (177,927)                --           (441,116)                --
----------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash during the
   period                                                (2,548,984)           420,676         (1,427,522)        (2,360,837)
Net increase (decrease) in cash
   from discontinued operations                          (1,705,514)           340,823            106,441         (2,895,119)
Effect of foreign exchange                                 (118,170)                --           (118,170)                --
Cash, beginning of period                                 7,145,381          3,597,893          4,211,964          9,615,348

----------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                    $  2,772,713       $  4,359,392       $  2,772,713       $  4,359,392
============================================================================================================================

Supplemental cash flow disclosure (note 12)

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements
(Unaudited)

Six-month periods ended June 30, 2004 and 2003
(expressed in US dollars)

================================================================================

1.    Interim financial information:

      These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles. The unaudited balance sheet as at June 30, 2004 and the unaudited statements of operations, deficit and cash flows for the three and six-month periods ended June 30, 2004 and 2003 reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods presented. The results of operations and cash flows for any quarter are not necessarily indicative of the results or cash flows for an entire year. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 2 of the annual audited consolidated financial statements for the year ended December 31, 2003, except as described in note 2 below. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual audited consolidated financial statements of Optimal Group Inc. (formerly Optimal Robotics Corp.) (the "Company") as at and for the year ended December 31, 2003.

      All amounts in the attached notes are unaudited unless specifically identified.

2.    Significant accounting policies and new accounting standards:

      (a)   Discontinued operations:

            As a result of the sale of the U-Scan(R) self-checkout business referred to in note 3 (c), the results of discontinued operations are included in the net loss but recorded separately for current and prior periods. The balance sheet presents the current and long-term assets and liabilities related to the discontinued operations for the current and prior periods.

      (b)   Revenue recognition:

            As a result of the business acquisitions and disposals referred to in note 3, the Company is engaged in payment services, and, in addition, provides hardware maintenance and repair outsourcing services throughout North America.

            Revenues from payment services are recognized at the time services are rendered. Revenues for set-up fees are deferred and recognized over the expected term of the customer relationship.

            Revenues from repair services are recognized at the time the services are rendered. Revenues from maintenance contracts are deferred and amortized ratably over the term of the contract.

      (c)   Amortization:

            Intangibles are being amortized using the straight-line method over the following periods:

            =====================================================================================================
            Customer contracts and customer relationships                                          42 - 72 months
            Acquired technology                                                                         60 months
            Customer list                                                                               44 months
            Deferred compensation cost                                                 Vesting period for periods
                                                                                          ranging up to 36 months

            =====================================================================================================

            Amortization of property and equipment is provided for over the estimated useful lives of the assets using the straight-line method at the following annual rates:

            =====================================================================================================
            Computer equipment and software                                                              33 - 50%
            Equipment                                                                                    10 - 20%
            Leasehold improvements                                                                     Lease term

            =====================================================================================================

      (d)   Stock-based compensation:

            Effective January 1, 2003, the Company adopted the fair value-based method to account for stock-based compensation and other stock-based payments. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award's vesting period.

            In accordance with the standard, the following disclosure is required to report the pro forma net earnings (loss) and earnings
            (loss) per share as if the fair value-based method had been used to account for employee stock options granted during fiscal 2002:

            ===================================================================================================================
                                                            Three months ended June 30,               Six months ended June 30,
            -------------------------------------------------------------------------------------------------------------------

                                                                2004               2003                2004                2003
            -------------------------------------------------------------------------------------------------------------------
            Net loss, as reported                     $  (6,646,079)      $  (1,217,323)      $  (9,839,404)      $  (1,198,231)

            Add:
                Total stock-based employee
                  compensation expense
                  determined under fair
                  value-based method for all
                  awards granted in fiscal 2002,
                  net of related taxes of nil                    --            (270,752)                 --            (732,673)

            -------------------------------------------------------------------------------------------------------------------
            Pro forma net loss                        $  (6,646,079)      $  (1,488,075)      $  (9,839,404)      $  (1,930,904)
            ===================================================================================================================

            ===================================================================================================================
                                                            Three months ended June 30,               Six months ended June 30,
            -------------------------------------------------------------------------------------------------------------------

                                                                2004               2003                2004                2003
            -------------------------------------------------------------------------------------------------------------------
            Loss per share:
                Basic:
                  As reported                         $       (0.31)      $       (0.08)      $       (0.54)      $       (0.08)
                  Pro forma                                   (0.31)              (0.10)              (0.54)              (0.13)
                Diluted:
                  As reported                                 (0.31)              (0.08)              (0.54)              (0.08)
                  Pro forma                                   (0.31)              (0.10)              (0.54)              (0.13)
            ===================================================================================================================

            There were no stock options granted in the three and six-month periods ended June 30, 2003. The pro forma adjustment for fiscal 2003 relates to the amortization of compensation cost for stock options granted during fiscal 2002 over the vesting periods.

      (e)   Foreign exchange:

            The accounts of Terra Payments Inc. ("Terra"), acquired on April 6, 2004 and considered a self-sustaining enterprise, have been translated using the current-rate method. Under this method, assets and liabilities are translated into US dollars at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rates prevailing during the period. Resulting unrealized gains or losses are accumulated and reported as a "cumulative translation adjustment" in shareholders' equity.

            All other subsidiaries are integrated subsidiaries and are accounted for under the temporal method. Under this method, monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period. Exchange gains or losses arising from translation from these transactions are included in the statement of operations.

      (f)   Asset retirement obligations:

            On January 1, 2004, the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants relating to asset retirement obligations. This standard was established for the recognition, measurement and disclosure of liabilities for asset retirement obligations and the associated retirement cost. The standard applies to legal obligations associated with the retirement of a tangible long-lived asset that results from acquisition, development or normal operations. The standard requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and when a reasonable estimate of fair value can be made. An entity is subsequently required to allocate the asset retirement cost to expense using a systematic and rational method over its estimated life. The adoption of this standard did not have an impact on the Company's financial statements.

3.    Business acquisitions and disposals:

      (a)   Systech Retail Systems:

            On February 27, 2004, the Company acquired the hardware service division of Systech Retail Systems ("Systech"). The Company believes that the combination of this division with Optimal's existing service organization will contribute positively to the Company's financial results in 2004.

            The net assets acquired for cash were approximately $3.5 million. The acquisition is accounted for by the Company using the purchase method and the results of Systech are consolidated with those of the Company from the date of acquisition.

            The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing its valuation of the net assets acquired, including goodwill and other intangible assets; thus, the allocation of the purchase price is subject to refinement.

            ====================================================================

            Assets acquired:
                 Accounts receivable                                $  1,428,411
                 Inventories                                             745,728
                 Property and equipment                                  273,706
                 Prepaid expenses and deposits                            64,536
                 Customer contracts and customer relationships           612,332
                 Goodwill                                              4,364,411
                 ---------------------------------------------------------------
                                                                       7,489,124

            Liabilities assumed:
                 Accounts payable and accrued liabilities              1,533,571
                 Deferred revenue                                      2,490,997
                 ---------------------------------------------------------------
                                                                       4,024,568

            --------------------------------------------------------------------
            Net assets acquired for cash                            $  3,464,556
            ====================================================================

            During the period ended June 30, 2004, the Company adjusted the fair value of inventories acquired at the date of acquisition to $745,728 from $3,620,125 for service parts that could not be used by the Company, increased accrued liabilities assumed by $475,078 for accrued vacation due to Systech employees at the date of acquisition and recorded a value of $612,332 as the estimated fair value of the customer contracts and customer relationships.

      (b)   Terra Payments Inc.:

            Effective April 6, 2004, the Company completed a Combination Agreement with Terra Payments Inc. ("Terra"), a Canadian publicly-traded company that offers proprietary technology and services to businesses to accept credit card, electronic check and direct debit payments. Terra processes credit card payments primarily for non-face-to-face transactions, including mail-order/telephone order, licensed online gaming and other online merchants, as well as for retail point-of-sale merchants. Terra also processes checks and direct debits online and by telephone. The Company believes that this transaction will provide a platform for enhanced growth and profitability.

            The agreement provided for a stock-for-stock merger in which 0.4532 of the Company's common shares were exchanged for each share of Terra. The total purchase price of $65,993,820 was paid through the issuance of 7,242,168 Class A shares by the Company, the acquisition of outstanding options and warrants issued by Terra and estimated transaction costs of the Company.

            The acquisition is accounted for by the Company using the purchase method. The following table presents the estimated fair value of the assets and liabilities of Terra on April 6, 2004. The Company is in the process of finalizing its valuation of the net assets acquired, including goodwill and other intangible assets; thus, the allocation of the purchase price is subject to refinement.

            ===========================================================================
             Assets acquired:
                 Short-term investments                                    $ 66,579,709
                 Cash and short-term investments - held as reserves          23,555,028
                 Accounts receivable                                          1,282,900
                 Refundable investment tax credits receivable                   588,597
                 Prepaid expenses and deposits                                  474,873
                 Property and equipment                                       1,466,194
                 Investment in ebs Electronic Billing Systems AG              3,974,495
                 Note receivable                                              1,697,640
                 Other assets                                                 3,122,490
                 Non-refundable investment tax credits                        3,330,343
                 Future income taxes                                          6,750,092
                 Customer contracts and customer relationships                5,456,000
                 Acquired technology                                          4,520,000
                 Non-deductible goodwill                                     32,249,461
                 ----------------------------------------------------------------------
                                                                            155,047,822

            Liabilities assumed:
                 Accounts payable and accrued liabilities                    10,697,312
                 Deferred revenue                                               443,937
                 Customer reserves and security deposits                     73,258,910
                 Future income taxes                                          3,921,780
                 Obligations under capital leases                               732,063
                 ----------------------------------------------------------------------
                                                                             89,054,002

            ---------------------------------------------------------------------------
            Net assets acquired                                            $ 65,993,820
            ===========================================================================

            ========================================================================================
            Consideration:
                 7,242,168 common shares                                                $ 61,413,585
                 Transaction costs                                                         1,377,828
                 Options and warrants                                                      5,877,330
                 Less: options and warrants considered deferred compensation              (2,674,923)

            ----------------------------------------------------------------------------------------
            Total purchase price                                                        $ 65,993,820
            ========================================================================================

            The per share value of the shares issued as consideration for the business acquisition was $8.48, which was determined using the Company's average closing share price on NASDAQ over a reasonable period before and after the date the terms of the business combination were agreed to and announced.

            The Company assumed 1,587,058 stock options and warrants having a fair value of $5,877,330, or a weighted average of $3.70 per share, relating to the Terra outstanding stock options and warrants. This also represents 0.4532 stock option or warrant of the Company for each stock option or warrant of Terra. The fair value of the vested stock options and warrants of $3,202,407 is included in the purchase consideration. The remaining $2,674,923 representing the fair value of the unvested stock options, is recorded as deferred compensation cost and is being amortized over the vesting periods. For the three and six months ended June 30, 2004, an amount of $300,437 was amortized as stock-based compensation in the consolidated statements of operations.

            The fair values were determined using the Black-Scholes option pricing model using the following weighted average assumptions:

            ========================================================================================
            Expected volatility                                                                  70%
            Expected life                                                                  2.9 years
            Risk-free interest rate                                                               2%
            Dividend rate                                                                         0%

            ========================================================================================

      (c)   Sale of U-Scan(R) self-checkout business:

            Effective April 8, 2004, the Company sold its U-Scan(R) self-checkout business to Fujitsu Transaction Solutions Inc. ("Fujitsu"), including all related tangible assets, intellectual property rights, and obligations, for $35,000,000 in cash plus the assumption of liabilities. Fujitsu funded the payment of a termination fee owed by the Company to NCR Corporation as a result of the termination of their offer to purchase the self-checkout business. Included in accounts payable and accrued liabilities at June 30, 2004 is an amount of $4,806,240 owing to Fujitsu due to purchase price adjustments mainly attributed to there being less net assets sold to Fujitsu as the Company collected a large portion of the accounts receivable and realized the cash thereon in advance of the sale. Thus, the net proceeds realized on the sale to Fujitsu were $30,193,760.

            The sale of the U-Scan(R) self-checkout business is consistent with the Company's strategy to reposition the business as a payments and services leader. As a result of weak capital spending environment for retail technology and a significantly more competitive landscape in the self-checkout business, which negatively impacted sales, gross margins and overall financial results, the Company decided to exit this business and focus on building a payments and services business.

            The following table summarizes the book value of the assets and liabilities at April 8, 2004 and December 31, 2003 relating to the business sold by the Company:

            ================================================================================================
                                                                                   April 8,     December 31,
                                                                                       2004             2003
            ------------------------------------------------------------------------------------------------
            Current assets:
                 Accounts receivable                                            $ 8,193,454      $ 6,289,527
                 Inventories                                                     17,915,397       18,722,431
                 Prepaid expenses and deposits                                      169,347          279,760
                 -------------------------------------------------------------------------------------------
                                                                                 26,278,198       25,291,718

            Long-term assets:
                 Property and equipment                                           3,936,821        4,358,857
                 Intangible assets                                                3,500,444        1,592,422
                 -------------------------------------------------------------------------------------------
                                                                                  7,437,265        5,951,279

            Current liabilities:
                 Accounts payable accrued liabilities                             2,896,110        2,830,850
                 Deferred revenue                                                 7,131,938        1,557,976
                 -------------------------------------------------------------------------------------------
                                                                                 10,028,048        4,388,826

            ------------------------------------------------------------------------------------------------
            Net assets relating to U-Scan(R) self-checkout business              23,687,415       26,854,171

            Proceeds from sale                                                   30,193,760              N/A

            ------------------------------------------------------------------------------------------------
            Gain on sale of net assets of U-Scan(R) self-checkout business
              before income taxes                                                 6,506,345              N/A

            Income taxes                                                          2,342,000              N/A

            ------------------------------------------------------------------------------------------------
            Net gain on sale of net assets of U-Scan(R) self-checkout
              business                                                          $ 4,164,345      $       N/A
            ================================================================================================

            The results of operations of this business for the three and six months ended June 30, 2004 and 2003 were as follows:

            ========================================================================================================
                                                   Three months ended June 30,             Six months ended June 30,
            --------------------------------------------------------------------------------------------------------

                                                       2004               2003               2004               2003
            --------------------------------------------------------------------------------------------------------
            Systems and hardware service
              revenue                          $    734,783       $ 14,485,661       $ 10,870,032       $ 28,682,933
            Cost of sales                         1,037,814         10,283,699          6,929,014         19,545,480
            --------------------------------------------------------------------------------------------------------
                                                   (303,031)         4,201,962          3,941,018          9,137,453

            Expenses:
                 Selling, general and
                   administrative                 2,830,738          3,565,655          5,968,133          7,727,352
                 Amortization                        54,991            542,231            664,195          1,030,992
                 Operating leases                        --            209,697            237,363            504,010
                 Research and development                --            293,468            201,854            522,752
                 Restructuring costs                     --                 --                 --            138,600
                 ---------------------------------------------------------------------------------------------------
                                                  2,885,729          4,611,051          7,071,545          9,923,706

            --------------------------------------------------------------------------------------------------------
            Loss before income taxes             (3,188,760)          (409,089)        (3,130,527)          (786,253)

            Income taxes recovery                        --            164,000                 --            315,000

            --------------------------------------------------------------------------------------------------------
            Net loss from discontinued
              operations                       $ (3,188,760)      $   (245,089)      $ (3,130,527)      $   (471,253)
            ========================================================================================================

            The results of operations include management assumptions and adjustments related to cost allocations which are inherently subjective.

      (d)   Disposition of ebs Electronic Billing Systems AG:

            In May 2004, the Company sold its investment in ebs Electronic Billing Systems AG ("EBS") to EBS' majority shareholder for a net cash consideration of $3,974,495, which was the fair value of the investment recorded by the Company upon the acquisition of Terra at April 6, 2004. Accordingly, there was no gain or loss on this transaction.

      (e)   RBA Inc.:

            On September 30, 2003, the Company acquired substantially all of the assets and the ongoing business of RBA Inc. ("RBA"), a company that provides hardware maintenance outsourcing services, including debit/credit card system maintenance and computer maintenance services, across Canada.

            The net assets acquired for cash are approximately $6.0 million (CA$8.1 million), subject to the determination of certain post-closing adjustments, if any. The acquisition is accounted for by the Company using the purchase method and the results of RBA are consolidated with those of the Company from the date of acquisition.

            In fiscal 2004, an adjustment of $139,327 was made to increase goodwill attributable to the acquisition of the ongoing business of RBA Inc. for liabilities estimated at time of the acquisition. As at June 30, 2004, the Company is still in the process of finalizing its valuation of the net assets acquired, including the determination of post-closing adjustments and the allocation to goodwill and to other intangible assets; thus, the allocation of the purchase price is subject to final modifications.

4. Cash and short-term investments held as reserves, and customer reserves and security deposits:

      Cash and short-term investments held as reserves:

      The Company has agreements with various financial institutions for the settlement of payment transactions. Under the terms of these agreements, the Company is required to maintain certain amounts as reserves, which may be applied against any amounts for which the financial institutions would be entitled to reimbursement. Any amounts charged by the financial institutions are charged to the Company's customers.

      Customer reserves and security deposits:

      Customer reserves and security deposits are required from the customers to allow the Company to recover any amounts charged by the financial institutions under the arrangements described above. Customer reserves relate to the short-term portion of collateral and outstanding payments due to customers. Security deposits are held by the Company over the term of the customer relationship, which has generally been of a long-term nature.

5.    Other receivable:

      During Terra's fiscal year ended March 31, 2002, Terra was assessed a charge of $6.8 million (CA$8.8 million) by one of its credit card suppliers of services. This amount was withdrawn by the supplier from Terra's bank account. The Company believes this charge is largely unsubstantiated and is pursuing the claim through legal recourse. A provision of $3.7 million has been made against the amount receivable.

6.    Goodwill and other intangible assets:

      ----------------------------------------------------------------------------------------------------
                                                                                                  June 30,
                                                                                                      2004
      ----------------------------------------------------------------------------------------------------

                                              Gross carrying            Accumulated               Net book
                                                      amount           amortization                  value
      ----------------------------------------------------------------------------------------------------
      Goodwill                                  $ 43,708,452           $    141,750           $ 43,566,702
      Customer contracts and customer
        relationships                              9,468,052                756,082              8,711,970
      Acquired technology                          4,520,000                226,000              4,294,000
      Customer list                                  786,414                419,207                367,207

      ----------------------------------------------------------------------------------------------------
                                                $ 58,482,918           $  1,543,039           $ 56,939,879
      ====================================================================================================

      ====================================================================================================
                                                                                              December 31,
                                                                                                      2003
      ----------------------------------------------------------------------------------------------------

                                              Gross carrying            Accumulated               Net book
                                                      amount           amortization                  value
      ----------------------------------------------------------------------------------------------------
      Goodwill                                  $  6,955,251           $    141,750           $  6,813,501
      Customer contracts and customer
        relationships                              3,399,720                141,655              3,258,065
      Customer list                                  786,414                340,564                445,850

      ----------------------------------------------------------------------------------------------------
                                                $ 11,141,385           $    623,969           $ 10,517,416
      ====================================================================================================

7.    Bank indebtedness:

      The Company has credit facilities in the amount of approximately CA$15 million (U.S.$11.6 million), which can be utilized in the form of loans or bankers' acceptances in Canadian dollars. At June 30, 2004, the Company utilized US$10,356,442 of the facilities. The borrowings are due on demand and bear interest either at the bank's prime rate or the market rate for bankers' acceptances plus an acceptance fee of 0.75% per annum, depending on the form of the facility utilized. The facilities are secured by a first ranking moveable hypothec on short-term investments.

8.    Share capital:

      (a)   Issued and outstanding share capital were as follows:

            =====================================================================================================
                                                   June 30, 2004                          December 31, 2003
                                         -------------------------------          -------------------------------
                                             Number           Book value              Number           Book value
            -----------------------------------------------------------------------------------------------------
            Common shares                22,183,403     $    183,547,829          14,936,235      $   122,102,244
            =====================================================================================================

            Changes in the issued and outstanding share capital were as follows:

            =====================================================================================================
                                                                                                             Book
                                                                                      Number                value
            -----------------------------------------------------------------------------------------------------
            Balance, December 31, 2003                                            14,936,235      $   122,102,244
            Shares issued on acquisition of Terra (note 3 (b))                     7,242,168           61,413,585
            Exercise of options                                                        5,000               32,000

            -----------------------------------------------------------------------------------------------------
            Balance, June 30, 2004                                                22,183,403      $   183,547,829
            =====================================================================================================

      (b)   Stock options:

            Details of the outstanding stock options are as follows:

            =====================================================================================================
                                                                                                 Weighted-average
                                                                                                   exercise price
                                                                                      Number            per share
            -----------------------------------------------------------------------------------------------------
            Balance, December 31, 2003                                                 5,000           $     6.40
            Granted                                                                4,606,926                 7.10
            Expired/cancelled                                                        (50,000)                7.10
            Exercised                                                                 (5,000)                6.40

            -----------------------------------------------------------------------------------------------------
            Balance, June 30, 2004                                                 4,556,926           $     7.10
            =====================================================================================================

            During the period ended June 30, 2004, the Company granted 4,606,926 stock options having an exercise price of $7.10 per share. Included in the stock option grants are 3,484,417 stock options that have certain performance vesting triggers tied to the market price of the Company's shares.

            Under the terms of the Combination Agreement with Terra, the Company assumed Terra's stock option plan, as such, stock options governed by this plan will be exercisable for the Company's common shares. The exercise price and number of options outstanding on April 6, 2004, the effective date of the acquisition of Terra, were adjusted based on the exchange ratio of 0.4532 of the Company's common shares for each share of Terra.

            Details of the outstanding stock options under this plan are as follows:

            ==================================================================================================
                                             US dollar exercise price           Canadian dollar exercise price
            --------------------------------------------------------------------------------------------------

                                                     Weighted-average                         Weighted-average
                                                       exercise price                           exercise price
                                           Number           per share              Number            per share
            --------------------------------------------------------------------------------------------------
            Balance, April 6, 2004        217,451           $    7.43             611,541            $   16.24
            Expired/cancelled                  --                  --             (16,829)                6.04
            --------------------------------------------------------------------------------------------------
            Balance, June 30, 2004        217,451           $    7.43             594,712            $   12.10
            ==================================================================================================

            As at April 6, 2004 and June 30, 2004, there was 758,066 warrants outstanding with a weighted average exercise price of CA$9.43 and expiring on December 19, 2005.

            There are 6,143,984 options and warrants that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period ended June 30, 2004.

9.    Contingencies:

      (a) The Company received a legal letter from a claimant in 1999, and again in February 2001, alleging infringement of a patent related to the U-Scan(R) self-checkout business. In March 2003, this claimant also sent a third demand letter alleging infringement of additional patents. The Company believes these claims to be without merit and intends to vigorously defend its position should this claimant initiate a civil action. No amounts have been specified in these claims. It is not possible at this time to make an estimate of the amount of damages, if any, that may result and, accordingly, no provision has been made in these financial statements with respect to such claims.

      (b) In connection with the sale of the U-Scan(R) self-checkout business on April 8, 2004 to Fujitsu, orders were obtained from the Superior Court of Quebec permitting the Company to submit the sale to Fujitsu to the Company's shareholders for approval in lieu of the originally proposed sale to NCR Corporation ("NCR"). NCR is seeking to appeal these decisions. The Company believes that these appeals will not prevail. NCR has also delivered a notice of dispute under its now terminated purchase agreement alleging a breach of the non-solicitation provisions of that agreement. The Company believes that such allegations are without merit and intends to vigorously defend itself in any arbitration proceedings that may ensue. Accordingly, no provision has been made in these financial statements with respect to such claims.

      (c) The Company is contractually bound to indemnify Fujitsu for any losses, claims, liabilities or other damages resulting from the U-Scan(R) self-checkout business arising on or before April 8, 2004. A reasonable estimate of the maximum potential amount the Company could be required to pay to Fujitsu cannot be made given the nature of the indemnification.

      (d) The Company is party to litigation arising in the normal course of operations. The Company does not expect the resolution of such matters to have a materially adverse effect on the financial position or results of operations of the Company.

10.   Other charges:

      (a)   Restructuring and inventory write-downs:

            Restructuring costs of $1,324,648 were recorded in the three-month period ended June 30, 2004 as a result of efficiency initiatives undertaken that relate principally to the services operating segment. The restructuring costs relate primarily to workforce reduction of approximately $0.9 million and facility closure costs of $0.4 million. At June 30, 2004, the entire amount of costs accrued is included in accounts payable and accrued liabilities in the consolidated balance sheets.

            Inventory write-downs of $2,429,989 were recorded in the three-month period ended June 30, 2004 ($2,930,536 year-to-date) for service parts inventory that were deemed to be no longer of use to the Company in light of the realignment of its services business.

      (b)   Stock-based compensation:

            The fair value of stock options granted during the three-month period ended June 30, 2004 was determined at the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

            ===================================================================================================
            Volatility                                                                                    69.4%
            Expected life                                                                               5 years
            Risk-free interest rate                                                                       3.39%
            Dividend rate                                                                                    0%

            ===================================================================================================

            The weighted-average fair value of stock options granted was as follows:

            ===================================================================================================
                                                                                               Weighted-average
                                                                                                     grant date
                                                                                    Number           fair value
                                                                                of options            per share
            ---------------------------------------------------------------------------------------------------
            Exercise price per share equal to market price
              per share                                                          4,606,926        $        4.25
            ===================================================================================================

11.   Income taxes:

      The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

      ===========================================================================================================
                                                Three months ended June 30,          Six months ended June 30,
      -----------------------------------------------------------------------------------------------------------

                                                      2004             2003              2004             2003
      -----------------------------------------------------------------------------------------------------------
      Loss from continuing operations
        before income taxes                 $ (7,313,381)      $ (2,045,234)      $(10,892,939)      $ (3,605,978)
      ===========================================================================================================

      Combined Canadian federal and
        Quebec provincial income taxes
        at 31% (2003 - 33%)                 $ (2,267,148)      $   (674,927)      $ (3,376,811)      $ (1,189,973)
      Foreign exchange (1)                        (4,259)          (174,763)            21,436         (1,418,982)
      Benefits of losses not recorded          1,915,425                 --          2,699,223                 --
      Stock-based compensation                   512,000                 --            512,000                 --
      Permanent differences and other            152,265           (223,310)           124,435           (270,045)

      -----------------------------------------------------------------------------------------------------------
      Income tax provision (recovery)       $    308,283       $ (1,073,000)      $    (19,717)      $ (2,879,000)
      ===========================================================================================================

      (1) For purposes of calculating the income tax provision of the Company, a tax liability is recognized on the foreign exchange gains which arise on the conversion into Canadian dollars of the net monetary assets denominated in U.S. dollars which is required for Canadian tax purposes. As these financial statements are presented in U.S. dollars, these foreign exchange gains do not impact earnings (losses) before income taxes even though the income tax provision would include a tax liability for these gains. Future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar will change the amount of the foreign exchange gains and thus, the provision for or recovery of income taxes thereon.

      The provision for (recovery) of income taxes is composed of the following:

      ===========================================================================================================
                                                Three months ended June 30,             Six months ended June 30,
      -----------------------------------------------------------------------------------------------------------

                                                    2004               2003               2004               2003
      -----------------------------------------------------------------------------------------------------------
      Current income taxes                  $     26,000       $   (760,000)      $     26,000       $ (1,180,000)
      Future income taxes                        282,283           (313,000)           (45,717)        (1,699,000)

      -----------------------------------------------------------------------------------------------------------
                                            $    308,283       $ (1,073,000)      $    (19,717)      $ (2,879,000)
      ===========================================================================================================

12.   Supplemental cash flow disclosure:

      ======================================================================================================
                                               Three months ended June 30,         Six months ended June 30,
      ------------------------------------------------------------------------------------------------------

                                                     2004             2003             2004             2003
      ------------------------------------------------------------------------------------------------------
      Non-cash transactions:
          Issue of shares on acquisition
            of Terra                          $61,413,585      $        --      $61,413,585      $        --
          Assumption of stock options
            and warrants of Terra               5,877,330               --        5,877,330               --
      ======================================================================================================

13.   Segmented information:

      As a result of the business acquisitions and disposals referred to in note 3, the Company now operates in two segments, namely payments, and hardware maintenance and repair outsourcing services. Management measures the results of operations based on segment income before income taxes adjusted for certain non-cash and non-recurring items provided by each business segment.

      Previously, the Company also developed and sold automated transaction products designed for use in the retail sector and provided related hardware and software maintenance. As a result of the sale of the U-Scan(R) self-checkout business, this segment has been reclassified as discontinued operations.

      (a)   Information on the operating segments is as follows:

      ======================================================================================================================
                                                                                                Hardware
                                                                              Payment    maintenance and
                                                                             services    repair services       Consolidated
      ---------------------------------------------------------------------------------------------------------------------
      Three months ended June 30, 2004:

      Revenues                                                           $ 11,895,564       $ 12,146,096       $ 24,041,660
      Transaction processing/service costs                                  4,844,058          9,205,416         14,049,474
      Amortization                                                            854,476            414,191          1,268,667
      Investment income                                                       186,781            188,420            375,201
      Stock-based compensation                                              1,358,703            575,010          1,933,713
      Restructuring costs                                                      76,310          1,248,338          1,324,648
      Inventory write-downs                                                        --          2,429,989          2,429,989
      Loss from continuing operations before income taxes                    (323,115)        (6,990,266)        (7,313,381)
      Provision for income taxes                                             (308,283)                --           (308,283)
      Loss from continuing operations                                        (631,398)        (6,990,266)        (7,621,664)

      Three months ended June 30, 2003:

      Revenues                                                           $         --       $  2,093,825       $  2,093,825
      Transaction processing/service costs                                         --          1,381,705          1,381,705
      Amortization                                                                 --            157,358            157,358
      Investment income                                                            --            242,740            242,740
      Loss from continuing operations before income taxes                          --         (2,045,234)        (2,045,234)
      Recovery of income taxes                                                     --          1,073,000          1,073,000
      Loss from continuing operations                                              --           (972,234)          (972,234)

      Six months ended June 30, 2004:

      Revenues                                                           $ 11,895,564       $ 22,426,522       $ 34,322,086
      Transaction processing/service costs                                  4,844,058         16,528,352         21,372,410
      Amortization                                                            854,476            777,603          1,632,079
      Investment income                                                       186,781            373,691            560,472
      Stock-based compensation                                              1,358,703            575,010          1,933,713
      Restructuring costs                                                      76,310          1,248,338          1,324,648
      Inventory write-downs                                                        --          2,930,536          2,930,536
      Loss from continuing operations before income taxes                    (323,115)       (10,569,824)       (10,892,939)
      Provision for (recovery of) income taxes                                308,283           (328,000)           (19,717)
      Loss from continuing operations                                        (631,398)       (10,241,824)       (10,873,222)

      Six months ended June 30, 2003:

      Revenues                                                           $         --       $  4,196,779       $  4,196,779
      Transaction processing/service costs                                         --          2,804,005          2,804,005
      Amortization                                                                 --            300,830            300,830
      Investment income                                                            --            511,162            511,162
      Loss from continuing operations before income taxes                          --         (3,605,978)        (3,605,978)
      Recovery of income taxes                                                     --          2,879,000          2,879,000
      Loss from continuing operations                                              --           (726,978)          (726,978)

      ======================================================================================================================

            ===================================================================================================================
                                                                                                  Hardware
                                                                             Payment       maintenance and
                                                                            services       repair services         Consolidated
            -------------------------------------------------------------------------------------------------------------------
            June 30, 2004:

            Total assets                                                $158,948,195          $118,357,824         $277,306,019

            Total additions to property and equipment
              and intangibles for the six months ended
              June 30, 2004:
                 - at date of acquisition                               $ 43,691,655          $  5,250,449         $ 48,942,104
                 - thereafter                                                571,847               978,592            1,550,439

            December 31, 2003:

            Total assets                                                $         --          $104,299,328(1)      $104,299,328(1)

            Total additions to property and equipment
              and intangibles for the year ended
              December 31, 2004                                         $         --          $  7,564,947         $  7,564,947

            ===================================================================================================================

            (1) Excluding $31,242,997 of total assets related to discontinued operations.

      (b)   Geographic information is as follows:

            ===================================================================================================================
                                                                                                       Property and equipment,
                                                        Revenues                                      goodwill and intangibles
                               --------------------------------------------------------------      ----------------------------
                                       Three months ended                Six months ended
                                            June 30,                          June 30,                June 30,     December 31,
                                      2004             2003             2004             2003             2004             2003
            -------------------------------------------------------------------------------------------------------------------
            Canada             $ 7,383,275      $        --      $14,340,552      $        --      $52,949,692      $ 8,196,857
            United States        9,108,937        2,093,825       12,432,086        4,196,779        8,359,519        4,251,890
            Other                7,549,448               --        7,549,448               --               --               --

            -------------------------------------------------------------------------------------------------------------------
                               $24,041,660      $ 2,093,825      $34,322,086      $ 4,196,779      $61,309,211      $12,448,747
            ===================================================================================================================

            Revenues are attributed to countries based on location of customer.

14.   Canada/U.S. reporting differences:

      The consolidated financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles ("GAAP"), which conform, in all material respects, with those generally accepted in the United States except as described below:

      (a)   Consolidated statement of operations:

            The reconciliation of net earnings (loss) reported in accordance with Canadian GAAP with U.S. GAAP is as follows:

            =================================================================================================================
                                                          Three months ended June 30,               Six months ended June 30,
            -----------------------------------------------------------------------------------------------------------------

                                                             2004                2003                2004                2003
            -----------------------------------------------------------------------------------------------------------------
            Net loss in accordance
              with Canadian GAAP                    $  (6,640,079)      $  (1,217,323)      $  (9,839,404)      $  (1,198,231)
            Stock-based compensation costs (i)                 --                  --                  --                  --

            -----------------------------------------------------------------------------------------------------------------
            Net loss in accordance
              with U.S. GAAP                        $  (6,640,079)      $  (1,217,323)      $  (9,839,404)      $  (1,198,231)
            =================================================================================================================

            Loss per share under
              U.S. GAAP:
                 Basic                              $       (0.31)      $       (0.08)      $       (0.54)      $       (0.08)
                 Diluted                                    (0.31)              (0.08)              (0.54)              (0.08)

            =================================================================================================================

            The weighted average number of common shares outstanding for purposes of determining basic and diluted earnings (loss) per share are the same amounts disclosed for Canadian GAAP purposes.

            (i)   Stock-based compensation:

                  Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement 123, Accounting for Stock-based Compensation, prospectively to all employee awards granted, modified or settled after January 1, 2003. Consequently, for periods after January 1, 2003, there are no differences between Canadian GAAP and US GAAP. However, for awards granted prior to January 1, 2003, and because awards under the Company's plan vest over a period of three years, the cost related to stock-based compensation included in the determination of net earnings is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

            (i)   Stock-based compensation (continued):

                  The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                  ==========================================================================================================
                                                           Three months ended June 30,             Six months ended June 30,
                  ----------------------------------------------------------------------------------------------------------

                                                               2004               2003               2004               2003
                  ----------------------------------------------------------------------------------------------------------
                  Reported net loss in accordance
                    with US GAAP                       $ (6,646,079)      $ (1,217,323)      $ (9,839,404)      $ (1,198,231)

                  Add: Stock-based employee
                    compensation expense
                    determined under the
                    intrinsic value method
                    included in reported net
                    earnings, net of related
                    taxes of nil                                 --                 --                 --                 --

                  Deduct: Total stock-based
                    employee compensation
                    expense determined under
                    fair value based method
                    for all awards, net of
                    related taxes of nil                         --         (4,131,275)                --         (9,256,295)

                  ----------------------------------------------------------------------------------------------------------
                  Pro forma net loss                   $ (6,646,079)      $ (5,348,598)      $ (9,839,404)      $(10,454,526)
                  ==========================================================================================================

            (i)   Stock-based compensation (continued):

                  ========================================================================================
                                                 Three months ended June 30,     Six months ended June 30,
                  ----------------------------------------------------------------------------------------

                                                         2004           2003           2004           2003
                  ----------------------------------------------------------------------------------------
                  Earnings (loss) per share:
                      Basic:
                        As reported                  $  (0.31)      $  (0.08)      $  (0.54)      $  (0.08)
                        Pro forma                       (0.31)         (0.36)         (0.54)         (0.70)
                      Diluted:
                        As reported                     (0.31)         (0.08)         (0.54)         (0.08)
                        Pro forma                       (0.31)         (0.36)         (0.54)         (0.70)

                  ========================================================================================

      (b)   Consolidated balance sheets:

            ==========================================================================================================
                                                        June 30, 2004                          December 31, 2003
                                             ---------------------------------       ---------------------------------
                                                  Canadian                  US            Canadian                  US
                                                      GAAP                GAAP                GAAP                GAAP
            ----------------------------------------------------------------------------------------------------------
            Shareholders' equity:
                 Share capital               $ 183,547,829       $ 226,004,392       $ 122,102,244       $ 164,558,807
                 Additional paid-in
                   capital                       7,515,887          37,372,614               5,282          29,862,009
                 Deficit                       (17,169,821)        (87,949,349)         (7,330,417)        (78,109,945)
                 Cumulative translation
                   adjustment                   (1,612,007)                 --          (1,484,471)                 --
                 Accumulated other
                   comprehensive loss                   --          (3,145,769)                 --          (3,018,233)

            ----------------------------------------------------------------------------------------------------------
                                             $ 172,281,888       $ 172,281,888       $ 113,292,638       $ 113,292,638
            ==========================================================================================================

      (c)   Supplementary information:

            Under US GAAP, stock-based compensation would be presented as part of "selling, general and administrative" expenses on the statement of operations instead of as a separate line item.

            The following unaudited pro forma financial information reflects the consolidated results of operations as if the acquisitions of Terra and RBA had taken place January 1, 2003. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transactions been reflected on the assumed date.

            =================================================================================================
                                            Three months ended June 30,             Six months ended June 30,
            -------------------------------------------------------------------------------------------------

                                                2004               2003               2004               2003
            -------------------------------------------------------------------------------------------------
            Revenues                    $ 37,183,289       $ 20,128,756       $ 47,463,715       $ 39,256,391
            Net loss                      (7,000,003)        (1,554,723)       (10,190,328)        (1,579,032)
            Diluted loss per share      $      (0.32)      $      (0.10)      $      (0.56)      $      (0.11)

            =================================================================================================

15.   Comparative figures:

      Certain of the comparative figures have been reclassified in order to conform with the current period's presentation.

16.   Subsequent event:

      On July 1, 2004, the Company acquired National Processing Services LLC ("NPS"), a registered VISA(R) and Mastercard(R) independent sales organization, for a cash consideration of $15 million. The Company believes that this acquisition will diversify its payment services portfolio and contribute positively to the Company's financial results.

      The acquisition will be accounted for by the Company using the purchase method and the results of NPS will be consolidated with those of the Company from the date of acquisition.

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at date of acquisition. The Company is in the process of finalizing its valuation of the net assets acquired, including goodwill and other intangible assets; thus, the allocation of the purchase price is subject to refinement.

      ==========================================================================

      Assets acquired:
          Accounts receivable                                       $    474,471
          Inventories                                                     37,000
          Property and equipment                                          21,306
          Prepaid expenses and deposits                                   12,083
          Goodwill and other intangible assets                        14,560,102
          ----------------------------------------------------------------------
                                                                      15,104,962

      Liabilities assumed:
          Accounts payable and accrued liabilities                       104,962

      --------------------------------------------------------------------------
      Net assets acquired for cash                                  $ 15,000,000
      ==========================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the financial condition and results of operations of our company should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2003, and the factors set forth below under "Forward-Looking Statements". All dollar amounts are expressed in U.S. dollars and, other than those expressed in millions of dollars, have been rounded to the nearest thousand. Our accounting policies are in accordance with Canadian generally accepted accounting principals ("GAAP"). These differ in some respects from GAAP in the United States ("US GAAP"). Our results are reconciled to US GAAP; see note 14 to our interim consolidated financial statements.

Overview

      We have recently completed a number of business acquisitions and disposals in pursuit of our strategy to reposition our business activities with the goal of enhancing long-term financial results. We believe these transactions will realign us into a strong payments and services company with a more balanced and stable business mix. We plan to grow our core businesses on a strategic basis, both organically and through acquisition. Furthermore, by leveraging our strong balance sheet, we intend to take advantage of strategic and transactional opportunities that may arise, with a focused approach on potential acquisitions.

      As a result of these transactions, we currently operate in two segments; payments, through Optimal Payments, and hardware maintenance and repair outsourcing services, through Optimal Services Group.

      For additional information relating to our Company, readers may review the documentation filed by us with the U.S. Securities and Exchange Commission (including the Annual Report on Form 10-K) available at www.sec.gov and with the securities regulatory authorities of British Columbia, Alberta, Ontario and Quebec available at www.sedar.com.

      Optimal Payments

      Optimal Payments is a growing presence in the payments processing industry and provides technology and services that businesses require to accept credit card, electronic check and direct debit payments. Optimal Payments processes credit card payments for card-not-present and card-present (or, "swipe") transactions, including Internet businesses, mail-order/telephone-order ("MOTO") merchants, and retail point-of-sale merchants. Optimal Payments also processes checks and direct debits online and by telephone. Optimal Payments has approximately 110 employees and is headquartered in Montreal with operations throughout North America and in the United Kingdom. Optimal Payments currently has approximately 7,500 customers (merchants) using its credit card and electronic check products.

      Optimal Payments generates revenues primarily from fees charged to merchants for processing services, as well as from fees charged to consumers who utilize our FirePay(R) Personal Account stored-value offering. Fees charged to merchants typically include a discount rate, based upon a percentage of the dollar amounts processed, and a variety of fixed transaction or service fees. Merchant fees charged are based upon the merchant's volume and risk profile. Fees charged to consumers are based on fixed transaction amounts. Revenue is recognized primarily at the time the transaction or service is performed. To the extent that we retain responsibility to a bank or other acquiring processing supplier for chargebacks against our merchant accounts, and therefore the associated credit risk with regard to such merchants, we record revenue gross of the amounts paid to the acquiring processing supplier. See note 2(b) to our interim consolidated financial statements.

      We retain a portion of amounts owed to each merchant based on processing volume for a period of six months to cover potential merchant credit losses that can arise as a result of, among other things, disputes between cardholders and merchants or association fines related to chargeback activity. The aggregate withheld amount is referred to as "reserves" and our liability to refund our customers is included in the line item "Customer reserves and security deposits" in the balance sheet contained in the consolidated financial statements included in this report. If disputes are not resolved in the merchant's favour, the transaction is charged back to us and the purchase price is refunded to the merchant's customer. If we are unable to collect from the merchant, we bear the credit risk for the full amount of the transaction. As a result, our acquiring processing suppliers require us to maintain certain amounts with them as reserves. Amounts withheld by our acquiring processing suppliers are included in cash and short-term investments on our balance sheet as "held as reserve". For merchants who continue to use our services, we withhold and refund reserves on a rolling basis so that as new transactions are processed, we withhold a portion as the reserve, while at the same time refunding the reserves for which the six-month period has expired.

      Optimal Services Group

      Optimal Services Group ("OSG") offers its customers a single-source solution for many of their computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. OSG also provides multi-vendor parts repair, refurbishment and inventory management services as part of its logistics services portfolio. OSG delivers services through an extensive service organization located throughout the United States and Canada. OSG has approximately 800 employees located throughout the United States and Canada.

      OSG's primary source of revenue is contracted computer maintenance and technology support services. These contracts typically have a stipulated monthly fee over a fixed initial term, and continue thereafter unless canceled by either party. In addition, we enter into per-incident contracts with customers. Per-incident contracts can cover a range of bundled services for computer maintenance or support services or can be for a specific service. Another form of per-incident service revenues is time and material billings for services provided on an as needed basis, principally for maintenance and repair.

      We also derive revenue from the repair of hardware and components at our logistics services and depot repair facilities. Pricing of these services is based on various factors, including equipment failure rates, cost of parts and labor expenses. We customize our contracts to the individual customer based generally on the nature of the customer's requirements, the term of the contract and the services which are provided. Revenue is recognized upon the completion of services performed on a per-incident basis and ratably for contracts based on monthly fees.

Recent developments

      On July 1, 2004, Optimal Payments completed the acquisition of National Processing Services LLC ("NPS"), a Detroit, Michigan-based registered Visa(R) and MasterCard(R) independent sales organization for $15 million in cash. The portfolios acquired in this transaction include approximately 4,500 merchants, processing in excess of $1 billion in annual credit and debit card volume. As a result of this acquisition, we anticipate that Optimal Payments' customers will process approximately $2 billion in annual electronic check and credit card volume. The acquisition will be accounted for using the purchase method of accounting and the financial results will be consolidated from the date of the acquisition in our third quarter. See note 16 to our interim consolidated financial statements for details of the transaction.

      On May 6, 2004, we disposed of Optimal Payments' investment in ebs Electronic Billing Systems AG ("ebs Billing"). The shares in ebs Billing were sold to ebs Billing's majority shareholder EBS Holding AG for a net cash consideration of $4.0 million. The investment in ebs Billing was no longer considered strategic to Optimal Payments; however Optimal Payments intends to continue its business relations with ebs Billing for the mutual providing of payment processing services.

      On April 8, 2004, we completed the sale of our U-Scan(R) self-checkout business to Fujitsu Transaction Solutions, Inc. ("Fujitsu") for $35.0 million plus the assumption of certain liabilities. Included in accounts payable and accrued liabilities as at June 30, 2004 is an amount of $4.8 million owing to Fujitsu as we collected a large portion of the accounts receivable and realized the cash thereon in advance of the sale. Thus, the net proceeds realized on the sale to Fujitsu was $30.2 million. The U-Scan(R) self-checkout business has been accounted for as discontinued operations in this second quarter of 2004 and comparative figures have been reclassified accordingly. See note 3(c) to our interim consolidated financial statements.

      On April 6, 2004, the corporation's name was changed from Optimal Robotics Corp. to Optimal Group Inc.

      On April 6, 2004, we completed the amalgamation of a wholly-owned subsidiary with Terra Payments Inc. ("Terra Payments"). The amalgamated company is a wholly-owned subsidiary of Optimal Group Inc. and will continue its business under the name of Optimal Payments Inc. We believe that this acquisition will provide us with a superior platform for enhanced growth and financial results. The acquisition is accounted for using the purchase method and the financial results have been consolidated from the date of the acquisition. See note 3(b) to our interim consolidated financial statements.

      On February 27, 2004, we acquired the hardware service division of Systech Retail Systems ("Systech") at a net cost of approximately $3.5 million. We believe that the combination of the Systech hardware service division with our existing service organization will contribute positively to our financial results in 2004. The acquisition is accounted for using the purchase method and the financial results have been consolidated from the date of the acquisition. See note 3(a) to our interim consolidated financial statements.

Critical accounting policies and estimates

The accompanying interim consolidated financial statements have been prepared in accordance with Canadian GAAP. In the preparation of financial statements we are required to make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. Our significant accounting policies are more fully described in Note 2 of our annual audited consolidated financial statements included in our Form 10-K Annual Report for the year ended December 31, 2003. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations and their application requires our most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

Service Parts Inventory

Periodic revisions to obsolescence provisions are required, based upon the evaluation of several factors, including changes in usage levels and technology changes. Changes in these estimates are reflected immediately in income.

Merchant Losses

When a consumer pays a merchant for goods or services using a credit card and the consumer disputes the charge, the amount of the disputed item gets charged back to us and the credit card associations may levy fees against us. In addition, if our chargeback rate becomes excessive, credit card associations can also require us to pay fines In turn, we attempt to recover from the merchant the amount charged back and the amount of such fines. However, we may not always be successful in doing so, for reasons which could include merchant insolvency. We evaluate the risk associated with each merchant and estimate our potential loss for chargebacks based primarily on historical experience and other relevant factors.

Goodwill and Other Intangibles

Effective January 1, 2002, we adopted the new recommendations of the Canadian Institute of Chartered Accountants, Handbook Section 3062, with respect to the accounting for goodwill and other intangible assets with indefinite lives which are not amortized but rather evaluated under an impairment approach. Other intangible assets with finite lives continue to be amortized over their estimated useful lives. In our assessment of impairment, we are required to determine the fair value of the businesses acquired from which the goodwill and intangibles originated. For intangibles with finite lives, we make estimates of future cash flows to be generated from the related assets.

Other Receivable

During Terra Payments' fiscal year ended March 31, 2002, Terra Payments was assessed a charge of $6.8 million from one of its credit card suppliers of services. We believe this charge is largely unsubstantiated and are pursuing a claim through legal recourse. We have recorded a provision of $3.7 million against the amount receivable based on our estimate of the value.

Income Taxes

We provide for income taxes using the asset and liability method of tax allocation. Under this method, future income tax assets and liabilities are determined based on deductible or taxable temporary differences between financial statement values and tax values of assets and liabilities using substantively enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse. We establish a valuation allowance against future income tax assets if, based on available information, it is more likely than not that some or all of the future income tax assets will not be realized.

New accounting policy

Asset Retirement Obligations

      This standard was established for the recognition, measurement and disclosure of liabilities for asset retirement obligations and the associated retirement cost. The standard applies to legal obligations associated with the retirement of tangible long-lived assets that result from acquisition, development or normal operations. The standard requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and when a reasonable estimate of fair value can be made. The entity is subsequently required to allocate the asset retirement cost to expense using a systematic and rational method over the estimated life of the asset. The standard is effective for fiscal years beginning on or after January 1, 2004. The adoption of this standard did not have an impact on our financial statements.

Financial Condition

      As at June 30, 2004, cash, cash equivalents and short-term investments totaled $187.3 million (including $23.0 million held as reserves), compared to $78.5 million as at December 31, 2003. The increase in cash and short-term investments is primarily due to the acquisition of Terra Payments, which resulted in the consolidation of its cash balance with the Optimal Group cash balance, as well as the proceeds on the disposal of the U-Scan self-checkout business and the investment in ebs Billing. As already described, a significant portion of cash and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see Overview - Optimal Payments). As at June 30, 2004, our cash position, net of bank indebtedness and customer reserves and security deposits, was as follows:

                                                                      $000s
                                                                      -----

            Cash and cash equivalents                                  2,773
            Short-term investments                                   161,540
            Cash and short-term investments - held as reserves        23,034
                                                                    --------
                                                                     187,347
                                                                    --------
            Less:
            Bank indebtedness                                        (10,356)
            Customer reserves and security deposits                  (63,292)
                                                                    --------

            Net                                                      113,699
                                                                    ========

      Our portfolio of liquid and investment grade short-term investments consists of U.S.- and Canadian-dollar denominated discounted notes and bonds.

      Working capital as at June 30, 2004 was $98.4 million (December 31, 2003 - $92.7 million).

      Service parts inventory decreased by $2.1 million or 51% from $4.2 million as at December 31, 2003 to $2.1 million at June 30, 2004. This decrease is mainly attributable to inventory write-downs recorded in the current period. These write-downs were recorded for service parts inventory which were deemed to be no longer of use to us in light of the realignment of our services business. Service parts inventory as at June 30, 2004 pertain exclusively to the hardware maintenance and repair outsourcing services business segment and are comprised primarily of items to be consumed in the servicing of customers' hardware.

      Goodwill and other intangible assets increased by $46.4, from $10.5 million as at December 31, 2003 to $56.9 million as at June 30, 2004. This increase resulted primarily from the acquisition of Terra Payments and the acquisition of Systech (see note 3 to our interim consolidated financial statements).

      Bank indebtedness decreased by $0.3 million or 3% from $10.7 million as at December 31, 2003 to $10.4 million as at June 30, 2004. The bank indebtedness was incurred on September 30, 2003 in connection with the acquisition of substantially all of the assets of RBA Inc. ("RBA"), a company that provides hardware maintenance outsourcing services. Due to the low-interest rate environment coupled with the rapid decline of the U.S. dollar in relation to the value of the Canadian dollar, we made a determination that it would be advantageous for us to utilize a portion of our bank operating credit facility to finance the RBA acquisition. The decrease is due to foreign exchange fluctuations as the indebtedness is denominated in Canadian dollars.

      Customer reserves and security deposits as at June 30, 2004 were $63.3 million compared to nil as at December 31, 2003. Customer reserves and security deposits pertain exclusively to the payments business segment, acquired in April 2004.

      We have no long-term debt. Shareholders' equity as at June 30, 2004 was $172.3 million as compared to $113.3 million as at December 31, 2003. The increase is attributable primarily to the issuance of share capital resulting from the Terra Payments acquisition (see note 3(b) to our interim consolidated financial statements).

Results of Operations

(Current and comparative figures have been reclassified to reflect the disposition of the U-Scan(R) self-checkout business which has been accounted for as discontinued operations.)

Six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003

      Revenues from continuing operations increased by $30.1 million, from $4.2 million in the six-month period ended June 30, 2003 to $34.3 million in the six-month period ended June 30, 2004. The increase in revenues is due primarily to the following business acquisitions which were completed subsequent to June 30, 2003:

            o On September 30, 2003, we acquired substantially all the assets of RBA;

            o On February 27, 2004, we acquired the hardware service division of Systech Retail Systems; and

            o On April 6, 2004, Terra Payments amalgamated with a wholly-owned subsidiary of ours.

Revenues for the six-month period ended June 30, 2004 include revenues from the payments business segment from the transaction date of April 6, 2004 amounting to $11.9 million or approximately 35% of total revenues and revenues from the hardware maintenance and repair outsourcing services business segment of $22.4 million or approximately 65% of total revenues. For the six-month period ended June 30, 2003, $4.2 million or 100% of total revenues was attributed to the hardware maintenance and repair outsourcing services business segment.

      Transaction processing and service costs increased by $18.6 million, from $2.8 million in the six-month period ended June 30, 2003 to $21.4 million in the six-month period ended June 30, 2004. The increase in transaction processing and service costs is due primarily to the business acquisitions as described above. Transaction processing costs attributable to the payments business segment were $4.8 million or 23% of total transaction processing and service costs. Service costs attributable to the hardware maintenance and repair outsourcing services business segment accounted for $16.5 million or 77% of total transaction processing and service costs. Transaction processing and service costs include direct costs of providing the respective services such as interchange for the payments business segment and direct labour, freight charges, consumables and fleet costs for the hardware maintenance and repair outsourcing services business segment.

      Selling, general and administrative expenses increased by $9.7 million, from $4.6 million in the six-month period ended June 30, 2003 to $14.3 million in the six-month period ended June 30, 2004. The increase in selling, general and administrative expenses is due primarily to the business acquisitions as described above.

      Research and development expenses increased by $0.5 million from nil in the six-month period ended June 30, 2003. Research and development expenses pertain exclusively to the payments business segment and are comprised primarily of personnel-related expenditures associated with the development of new solutions and the enhancement of existing offerings.

      Operating lease expenses increased by $1.6 million, from $0.3 million in the six-month period ended June 30, 2003 to $1.9 million in the six-month period ended June 30, 2004. The increase in operating lease expenses is due primarily to the business acquisitions as described above.

      Operating earnings (loss), defined as earnings (loss) before restructuring costs, inventory write-downs, stock-based compensation, amortization of intangibles and property and equipment, foreign exchange, income taxes, discontinued operations and disposals of net assets, was a loss of $3.1 million for the six-month period ended June 30, 2004 compared to a loss of $3.0 million for the six-month period ended June 30, 2003. Operating earnings (loss) is presented on the face of the Consolidated Statements of Operations as "Loss before undernoted items". Management believes operating earnings (loss) is a relevant measure of our performance. Operating earnings
(loss) is not a measure of performance under Canadian GAAP or U.S. GAAP and should not be considered in isolation or as a substitute for net earnings prepared in accordance with Canadian GAAP or U.S. GAAP and therefore may not be comparable to similar measures presented by other companies.

      Restructuring costs of $1.3 million were recorded in the three-month period ended June 30, 2004 as a result of efficiency initiatives undertaken relating exclusively to the hardware maintenance and repair outsourcing services business segment. The restructuring costs relate primarily to workforce reduction costs of $0.9 million and facility closure costs of $0.4 million.

      Inventory write-downs of $2.4 million were recorded in the period. These write-downs were recorded for service parts inventory which was deemed to be no longer of use to us in light of the realignment of our services business. Stock-based compensation is attributable to the accounting for the fair value of stock options granted in fiscal 2004. Total stock-based compensation related to stock options granted in 2004 was $19.6 million of which $1.6 million was amortized in the period. Furthermore, as a result of the Terra Payments acquisition, deferred compensation of $2.7 million was recorded on the balance sheet as deferred compensation relating to the unvested Terra Payments stock options that we assumed (see note 3(b) to our interim consolidated financial statements) of which $0.3 million was amortized in the period.

      Amortization of intangibles increased by $0.7 million, from $0.1 million in the six-month period ended June 30, 2003 to $0.8 million in the six-month period ended June 30, 2004. The increase in amortization is due primarily to the intangible assets acquired from the various business acquisitions as described above.

      Amortization of property and equipment increased by $0.6 million, from $0.2 million in the six-month period ended June 30, 2003 to $0.8 million in the six-month period ended June 30, 2004. The increase in amortization is due primarily to the business acquisitions as described above.

      Recovery of income taxes was $nil in the six-month period ended June 30, 2004 compared to $2.9 million for the six-month period ended June 30, 2003. The decrease was due to the non-recognition of income tax benefits incurred in fiscal 2004 and non-deductible stock-based compensation (see Note 11 to our interim consolidated financial statements).

      Loss from discontinued operations of $3.1 million relates exclusively to the operations of the U-Scan(R) self-checkout business as described above (see Recent developments above and note 3(c) to our interim consolidated financial statements).

      The gain on disposal of net assets from discontinued operations of $4.2 million, net of income taxes of $2.3 million, relates to the sale of the U-Scan(R) self-checkout business in April 2004 as described above (see Recent developments above and note 3(c) to our interim consolidated financial statements).

      Our net loss was $9.8 million for the six-month period ended June 30, 2004 compared to a net loss of $1.2 million in the six-month period ended June 30, 2003. On a per share basis, including discontinued operations, we lost $0.54 for the six-month period ended June 30, 2004 compared to a loss of $0.08 (basic and diluted basis) for the comparable period in fiscal 2003.

Three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003

      Revenues from continuing operations increased by $21.9 million, from $2.1 million in the three-month period ended June 30, 2003 to $24.0 million in the three-month period ended June 30, 2004. The increase in revenues is due primarily to the following business acquisitions which were completed subsequent to June 30, 2003:

            o On September 30, 2003, we acquired substantially all the assets of RBA;

            o On February 27, 2004, we acquired the hardware service division of Systech Retail Systems; and

            o On April 6, 2004, Terra Payments amalgamated with a wholly-owned subsidiary of ours.

      Revenues for the three-month period ended June 30, 2004 include revenues from the payments business segment from the transaction date of April 6, 2004 amounting to $11.9 million or 49% of total revenues and revenues from the hardware maintenance and repair outsourcing services business segment of $12.1 million or 51% of total revenues. For the three-month period ended June 30, 2003, $2.1 million or 100% of total revenues was attributed to the hardware maintenance and repair outsourcing services business segment.

      Transaction processing and service costs increased by $12.6 million, from $1.4 million in the three-month period ended June 30, 2003 to $14.0 million in the three-month period ended June 30, 2004. The increase in transaction processing and service costs is due primarily to the business acquisitions as described above. Transaction processing costs attributable to the payments business segment were $4.8 million or 34% of total transaction processing and service costs. Service costs attributable to the hardware maintenance and repair outsourcing services business segment accounted for $9.2 million or 66% of total transaction processing and service costs. Transaction processing and service costs include the direct costs of providing such services, including interchange for the payments business segment and direct labour, freight charges, consumables and fleet costs for the hardware maintenance and repair outsourcing services business segment.

      Selling, general and administrative expenses increased by $6.5 million, from $2.6 million in the three-month period ended June 30, 2003 to $9.1 million in the three-month period ended June 30, 2004. The increase in selling, general and administrative expenses is due primarily to the business acquisitions as described above.

      Research and development expenses increased by $0.5 million in the period from nil in the three-month period ended June 30, 2003. Research and development expenses pertain exclusively to the payments business segment and are comprised primarily of personnel-related expenditures associated with the development of new solutions and the enhancement of existing offerings.

      Operating lease expenses increased by $0.9 million, from $0.2 million in the three-month period ended June 30, 2003 to $1.1 million in the three-month period ended June 30, 2004. The increase in operating lease expenses is due primarily to the business acquisitions as described above.

      Operating earnings (loss), defined as earnings (loss) before restructuring costs, inventory write-downs, stock-based compensation, amortization of intangibles and property and equipment, foreign exchange, income taxes, discontinued operations and disposals of net assets, was a loss of $0.3 million for the three-month period ended June 30, 2004 compared to a loss of $1.9 million for the three-month period ended June 30, 2003. Operating earnings
(loss) is presented on the face of the Consolidated Statement of Operations as "Loss before undernoted items". Management believes operating earnings (loss) is a relevant measure of our performance. Operating earnings (loss) is not a measure of performance under Canadian GAAP or U.S. GAAP and should not be considered in isolation or as a substitute for net earnings prepared in accordance with Canadian GAAP or U.S. GAAP and therefore may not be comparable to similar measures presented by other companies.

      Restructuring costs of $1.3 million were recorded in the three-month period ended June 30, 2004 as a result of efficiency initiatives undertaken relating exclusively to the hardware maintenance and repair outsourcing services business segment. The restructuring costs relate primarily to workforce reduction costs of $0.9 million and facility closure costs of $0.4 million.

      Inventory write-downs of $2.4 million were recorded in the period. These write-downs were recorded for service parts inventory which was deemed to be no longer of use to us in light of the realignment of our services business.

      Stock-based compensation is attributable to the accounting for the fair value of stock options granted in fiscal 2004, while no stock options were granted in fiscal 2003. Total stock-based compensation related to stock options granted in 2004 was $19.6 million of which $1.6 million was amortized in the period. Furthermore, as a result of the Terra Payments acquisition, deferred compensation of $2.7 million was recorded on the balance sheet as deferred compensation relating to the unvested Terra Payments stock options that we assumed (see note 3(b) to our interim consolidated financial statements) of which $0.3 million was amortized in the period.

      Amortization of intangibles increased by $0.7 million, from nil in the three-month period ended June 30, 2003. The increase in amortization is due primarily to the intangible assets acquired from the various business acquisitions as described above.

      Amortization of property and equipment increased by $0.5 million, from $0.1 million in the three-month period ended June 30, 2003 to $0.6 million in the six-month period ended June 30, 2004. The increase in amortization is due primarily to the business acquisitions as described above.

      Provision for income taxes was $0.3 for the three-month period ended June 30, 2004 compared to a recovery of income taxes of $1.1 million for the three-month period ended June 30, 2003. The decrease was due primarily to the non-recognition of income tax benefits incurred in the period and non-deductible stock-based compensation (see Note 11 to our interim consolidated financial statements).

      Loss from discontinued operations of $3.2 million relates exclusively to the operations of the U-Scan(R) self-checkout business as described above (see Recent developments above and note 3(c) to our interim consolidated financial statements).

      The gain on disposal of net assets from discontinued operations of $4.2 million, net of income taxes of $2.3 million, relates to the sale of the U-Scan(R) self-checkout business in April 2004 as described above (see Recent developments above and note 3(c) to our interim consolidated financial statements).

      Our net loss was $6.6 million in the quarter compared to a net loss of $1.2 million in the second quarter of fiscal 2003. On a per share basis, including discontinued operations, we lost $0.31 in the second quarter of fiscal 2004 compared to a loss of $0.08 (basic and diluted basis) in the second quarter of fiscal 2003.

Liquidity and Capital Resources

      As at June 30, 2004, we had cash, cash equivalents and short-term investments of $187.3 million (including $23.0 million held as reserves) (December 31, 2003 - $78.5 million), and working capital of $98.4 million (December 31, 2003 - $92.7 million). As described above, a significant portion of cash, cash equivalents and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see Overview - Optimal Payments). As at June 30, 2004, our cash position net of bank indebtedness and customer reserves and security deposits was $113.7 million (see Financial Condition above).

      Operating activities used $13.5 million of cash and cash equivalents in the six-month period ended June 30, 2004, compared to the use of cash of $4.0 million during the six-month period ended June 30, 2003. The increase in the use of cash was due primarily to an increase in customer reserves and security deposits of $9.9 million due to the timing of payments to merchants.

      In the six-month period ended June 30, 2004, we invested $1.6 million (2003- $0.2 million) to purchase property, equipment and intangible assets, which related principally to leasehold improvements, computer equipment and software and patents costs. As well during the six-month period ended June 30, 2004, short-term investments increased by $20.1 million, compared to a decrease of $1.9 million in the six-month period ended June 30, 2003.

      As a result of the business acquisitions, we used $3.5 million for acquisitions and $1.4 million for acquisition costs. Furthermore, during the six-month period ended June 30, 2004, we received proceeds of $4.0 million on the disposal of our investment in ebs Billing.

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

      The following factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors discussed below may affect us to a greater extent than indicated. These risks factors are discussed in the context of the business as it exists at the date of this Form 10-Q. Except to the extent set forth below, risk factors related to the self-checkout business, which we no longer operate have ceased to be relevant to us. Risks related to our operations, including both the service and payments businesses are presented below under "RISKS RELATED TO OUR OPERATIONS". Risks related specifically to our service business are presented below under "RISKS RELATED TO SERVICE BUSINESS" and risks related specifically to the payments business are presented below under "RISKS RELATED TO PAYMENT BUSINESS". All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

RISKS RELATED TO OUR OPERATIONS

      OUR ABILITY TO RETAIN KEY PERSONNEL IS IMPORTANT TO OUR GROWTH AND PROSPECTS. Our ability to complete the integration of acquisitions and to grow our business is particularly dependent upon the services of a few key personnel, the loss of any of whom could adversely affect our business and overall results of operations. The loss of key personnel or damage to their reputations could adversely affect our relationships with our strategic service providers, which would adversely affect our business.

      WE MAY BE UNABLE TO FIND SUITABLE ACQUISITION CANDIDATES AND MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE BUSINESSES THAT MAY BE ACQUIRED INTO OUR OPERATIONS. As part of our recent history and future growth strategy, we have acquired, and intend to continue to acquire, other businesses. In the future, we may continue to seek acquisition candidates and, from time to time, engage in exploratory discussions with suitable candidates. There can be no assurance, however, that we will be able to identify and acquire targeted businesses or, to the extent required, obtain financing for such acquisitions on satisfactory terms. The process of integrating acquired businesses into our operations may involve unforeseen difficulties and may require a disproportionate amount of resources and management attention. In connection with future acquisitions, we may incur significant charges to earnings. Acquisitions involve a number of special risks, including the time and expense associated with identifying and evaluating acquisitions, the diversion of management's attention from day-to-day operations, the difficulty in integrating widely dispersed operations with distinct corporate cultures, the potential loss of key employees of the acquired company, the difficulty of incorporating acquired technologies successfully, the potential impairment of relationships with employees, clients and strategic partners and the inability to maintain uniform standards, controls, procedures and policies. In addition, customer satisfaction or performance problems at a single acquired firm could have a material adverse effect on our reputation. Future acquisitions may be financed through the issuance of common shares, which may dilute the ownership of our shareholders, or through the incurrence of indebtedness. Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of making acquisitions or making suitable acquisitions unattainable.

RISKS RELATED TO SERVICES BUSINESS

      The services business is subject to a number of risks, which, should they materialize, can have a material adverse effect on our business, revenues, operating results and financial condition, including those set forth below:

      OUR CONTRACTS FOR SERVICES MAY NOT BE RENEWED OR MAY BE REDUCED. As is customary in the hardware services industry, we can experience reductions in our contract-based revenue, as customers may eliminate certain equipment or services from coverage under their contracts. We believe that the principal reasons for the loss of contract-based revenue are the replacement of the equipment being serviced with new equipment covered under a manufacturer's warranty, the discontinuance of the use of equipment being serviced for a customer due to obsolescence or a customer's determination (based on cost, quality and scope of services) to utilize a competitor's services or to move technical support services in house. There can be no assurance that we will be able to offset the reduction of contract-based revenue and maintain revenue growth through new contracts in the future. Any failure to enter into new contracts, add additional services and equipment to existing contracts or consummate acquisitions could have a material adverse effect on our results.

      OUR BUSINESS IS AFFECTED BY COMPUTER INDUSTRY TRENDS. Our future success is dependent upon (i) the continuation of a number of trends in the computer industry, including the migration by information technology end-users to multi-vendor and multi-system computing environments, the overall increase in the sophistication and interdependency of computing technology, and a focus by information technology managers on cost efficient management and (ii) our ability to diversify our services to meet the needs of clients with respect to these trends. We believe that these trends have resulted in a movement by both end-users and original equipment manufacturers (each, an "OEM") towards outsourcing and an increased demand for support service providers that have the ability to provide a broad range of multi-vendor support services. There can be no assurance that these trends will continue in the future

      WE OPERATE IN A MARKET SUBJECT TO RAPID TECHNOLOGICAL CHANGE. Rapid technological change and compressed product life cycles are prevalent in the computer industry, which may lead to the development of improved or lower cost technologies, higher quality hardware with significantly reduced failure rates and maintenance needs, or customer decisions to replace rather than continue to repair and maintain aging hardware, which could result in a reduced need for our services in the future. Moreover, such rapid technological changes could adversely affect our ability to predict equipment failure rates and, therefore, to establish prices that provide adequate financial results. Similarly, new computer systems could be built based upon proprietary, as opposed to open, systems that cannot be serviced by us.

      OUR PER INCIDENT REVENUES ARE VARIABLE. Per incident revenues, which consist primarily of revenues from services performed for customers on an as requested basis (e.g., projects, help desk services, parts repair, installations and moves, installation and de-installation of computer equipment), are subject to monthly variation due to the nature of per incident revenue transactions. It is difficult for us to estimate the impact or amount of future per incident revenues because per incident revenues are dependent on customer demand, which fluctuates based upon various factors such as competition and customers' use of internal employees. We may not be able to generate significant amounts of per incident revenue in the future.

      WE OPERATE IN A HIGHLY COMPETITIVE MARKET AND THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT OR FUTURE COMPETITORS. Competition among hardware support service providers, both OEM's and independent service organizations, is intense. We believe that a significant portion of industry hardware maintenance services is currently serviced by OEM service organizations. The remainder of the technology support services market is serviced by a small number of larger, independent companies, such as ourselves, offering a broader range of service capabilities, as well as numerous small companies focusing on narrower areas of expertise or serving limited geographic areas.

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

      WE RELY ON SINGLE SUPPLIERS FOR SOME OF OUR INVENTORY. Spare parts purchases are made from OEM's and other vendors. We, from time to time, will have only a single supplier for a particular part, which, in some cases, may be the OEM for such spare part. Should a supplier be unwilling or unable to supply any part or component in a timely manner, our business could be adversely affected.

      WE MAY NOT BE ABLE TO ACCURATELY PREDICT OUR INVENTORY REQUIREMENTS. In order to service our customers, we are required to maintain a high level of spare parts for extended periods of time. Any decrease in the demand for our maintenance services could result in a substantial portion of our spare parts becoming excess, obsolete or otherwise unusable. In addition, rapid changes in technology could render significant portions of our spare parts obsolete, thereby giving rise to write-offs and a reduction in financial results. Our inability to manage our spare parts or the need to write them off in the future could have a material adverse effect on our business, financial results and results of operations.

      WE MAY BE SUBJECT TO UNFORESEEN DIFFICULTIES IN MANAGING CUSTOMERS' EQUIPMENT. In some instances, we manage equipment on behalf of our customers. In these cases, we are required to adhere to specific service level agreements. Any negative variation from the contractual service level agreement could result in us having to reimburse the customer for the variance. As well, we could have to provide discounts to the customer for a negative variation in the specified service level.

      WE MAY FAIL TO PRICE FIXED FEE CONTRACTS ACCURATELY. Under some of our contracts, the customer pays a fixed fee for customized bundled services that are priced by us based on our best estimates of various factors, including estimated future equipment failure rates, cost of spare parts and labor expenses. There can be no assurance that we will be able to estimate these factors with sufficient accuracy in order to price these fixed fee contracts on terms favorable to us. Our failure to price these fixed fee contracts accurately could have a material adverse effect on our financial results.

RISKS RELATED TO PAYMENTS BUSINESS

      The payments business is subject to a number of risks, which, should they materialize, can have a material adverse effect on our business, revenues, operating results and financial condition, including those set forth below:

      OUR PAYMENTS BUSINESS IS AT RISK OF LOSS DUE TO FRAUD AND DISPUTES. We face risks of loss due to fraud and disputes between consumers and merchants, including the unauthorized use of credit card and bank account information and identity theft, merchant fraud, disputes over the quality of goods and services, breaches of system security, employee fraud and use of our system for illegal or improper purposes.

      When a consumer pays a merchant for goods or services using a credit card and the cardholder disputes the charge, the amount of the disputed item gets charged back to us and the credit card associations may levy fees against us. Chargebacks may arise from the unauthorized use of a cardholder's card number or from a cardholder's claim that a merchant failed to perform. Chargebacks may also arise when a consumer pays a merchant for goods or services using a check and the financial institution returns the check. In addition, if our chargeback rate becomes excessive, credit card associations can also require us to pay fines and have done so in the past. There is no assurance that we will not be required to pay fines in the future and the amount of such fines may be material.

      In turn, we attempt to recover from the merchant the amount charged back and the amount of such fines, however, we may not always be successful in doing so, for reasons which could include merchant insolvency. We have taken measures to detect and reduce the risk of fraud, but cannot be assured of their total effectiveness.

      WE MAY NOT BE ABLE TO SAFEGUARD AGAINST SECURITY AND PRIVACY BREACHES IN OUR ELECTRONIC TRANSACTIONS. Any inability on our part to protect the security and privacy of our electronic transactions could have a material adverse effect on our profitability. A security or privacy breach could:

      o expose us to additional liability and to potentially costly litigation;

      o     increase expenses relating to resolution of these breaches;

      o     deter customers from using our products; and

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

      WE MUST COMPLY CREDIT CARD AND CHECK CLEARING ASSOCIATION RULES AND PRACTICES WHICH COULD IMPOSE ADDITIONAL COSTS AND BURDENS ON OUR PAYMENTS BUSINESS. As a registered party, we must comply with the operating rules of the Visa(R) and MasterCard(R) credit card associations and the National Automated Clearing House Association for checks. The associations' members set these rules. The associations could adopt operating rules with which we might find it difficult or even impossible to comply.

      Furthermore, in cases of fraud or disputes between consumers and merchants, we face chargebacks when credit card cardholders dispute items for which they have been billed. If our chargebacks become excessive, our processing suppliers could fine us or terminate our ability to accept credit cards for payments. The termination of our relationship with credit card associations or acquiring banks would limit our ability to provide transaction-processing services.

      WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS THAT ARE ACCEPTED BY OUR CUSTOMERS. The success of our electronic payments operations depends upon acceptance of our technology. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, or that our new products and enhancements will be introduced in a timely fashion or will adequately meet the requirements of the marketplace and achieve market acceptance.

      THE FAILURE OF OUR SYSTEMS, THE SYSTEMS OF THIRD PARTIES OR THE INTERNET COULD NEGATIVELY IMPACT OUR BUSINESS SYSTEMS OR OUR REPUTATION. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins, security breaches and similar events could damage our systems. Computer viruses, disgruntled or rogue employees, electronic break-ins or other similar disruptive problems, including those beyond our control, could also adversely affect our systems. Our business and reputation could be adversely affected if such systems were affected by any of these occurrences. Our existing or future insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

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

      Our success in our online business will depend, in large part, on other companies maintaining the Internet infrastructure. In particular, we will rely on the ability of Internet service providers ("ISPs"), telecommunication and other companies to maintain a reliable network backbone that provides adequate speed, data capacity and the infrastructure or complementary products and services necessary to establish and maintain the Internet as a viable commercial medium.

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

      THE LEGAL STATUS OF INTERNET GAMING IS UNCERTAIN AND FUTURE REGULATION MAY MAKE IT COSTLY OR IMPOSSIBLE TO CONTINUE PROCESSING FOR GAMING MERCHANTS. As electronic commerce in general and most of the products and services that we offer are relatively new, the manner in which existing provincial, federal and foreign government regulations may be applied is uncertain and difficult to predict. Due to the relatively recent development of Internet gaming, there are few laws or regulations that deal directly with the payment processing of this application and there is uncertainty as to the legal status of Internet gaming. While some jurisdictions have taken the position that Internet gaming is legal and have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions, other jurisdictions have taken the opposite view and enacted legislation to attempt to restrict or prohibit Internet gaming. For example, in the United States for the past several years there have been conflicting efforts to clarify the status of Internet gaming. In the summer of 2003, the United States House of Representatives passed legislation that would prohibit the acceptance of a credit card, electronic funds transfer or any other bank instrument in connection with unlawful Internet gaming. The bill left the definition of "unlawful" gaming essentially unchanged, however. A contrasting bill, currently pending before the House Judiciary Committee, would establish a commission to recommend regulations to provide for Internet gaming. A prohibitory bill similar to the legislation that passed the House has been introduced in the United States Senate and is pending there. Both the Senate prohibitory bill and the House regulatory bill have received hearings but no further action yet has been taken. Should such a bill pass and become law, it is likely that regulations would come into effect anywhere from six to nine months after such passage which would make the funding of online gaming accounts by U.S. residents unlawful. This would have a significant negative impact on us. As a result, we have taken the initiative and continue to invest in the diversification of our revenue base towards the continued diminishing of our reliance on online gaming payments emanating from U.S. residents. Since we derive a substantial portion of our revenue from processing transactions for licensed online gaming, we may be exposed to governmental investigations and/or lawsuits initiated by the public in jurisdictions where gaming is restricted or prohibited. Any adverse findings or rulings rendered against us in such jurisdictions could have a material adverse effect on our business, revenues, operating results and financial condition. This uncertainty could affect us indirectly through the effect experienced by our clients and on their revenues and directly in the event that we are restricted from conducting our activities, such as if the banks through which we settle our clients' transactions terminate their agreements with us or significantly increase the costs to us for their services, or certain credit card issuing banks continue to reject Internet gaming transactions.

      WE FACE UNCERTAINTIES WITH REGARD TO LAWSUITS, REGULATIONS AND SIMILAR MATTERS. There is a risk that criminal and civil proceedings, including class actions brought by or on behalf of public entities or private individuals, could be initiated against us, ISPs, credit card processors and others involved in the Internet gaming industry. Any future legal proceedings against us relating to Internet gaming could involve substantial litigation expense, penalties, fines, injunctions or other prohibitions being invoked against us or our licensees or others and the diversion of the attention of key executives. The outcome of any litigation cannot be predicted.

      INCREASING GOVERNMENT REGULATION OF INTERNET COMMERCE COULD MAKE IT MORE COSTLY OR DIFFICULT TO CONTINUE OUR BUSINESS. As electronic commerce over the Internet develops, it may be the subject of increasing government regulation and there is a risk that well-established financial institutions and credit card companies will be able to influence the development of regulations in a manner which prioritizes their interests to our detriment. In addition, much of the current legislation relating to commercial transactions pre-dates and may be incompatible with Internet electronic commerce. There can be no assurance that regulators will not choose to enact or enforce legislation in a manner that would restrict our operations and other aspects of the electronic commerce market. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel and personal privacy are applicable to the Internet.

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

      WE RELY ON STRATEGIC RELATIONSHIPS AND SUPPLIERS. We have established and will continue to establish relationships with strategic partners and suppliers to help supply, promote and distribute our products and services. We are dependent upon maintaining as well as creating these relationships with strategic partners and suppliers, especially strategic banking relationships. The credit card companies and financial institutions on whom we rely in order to process our electronic transactions have adopted guidelines for the processing of transactions, including gaming transactions. We believe that our operations comply in all material respects with these guidelines. However, credit card companies and financial institutions could nonetheless decide in the future to refuse to process transactions for us or to process online gaming transactions generally. Any such decision, when made by a particular credit card company or financial institution, could be implemented with little or no advance notice to us. Should we not be able to conclude alternative arrangements with other credit card companies or financial institutions within the delays imposed by any such termination, or at all, our ability to carry out payment transactions would be impaired and we may not then be able to continue to carry on our business.

      IT MAY BE COSTLY AND/OR TIME-CONSUMING TO ENFORCE OUR RIGHTS WITH RESPECT TO ASSETS HELD IN FOREIGN JURISDICTIONS. Certain of our suppliers' processing agreements require us to maintain cash reserves with such supplier. In some instances, these suppliers are located in overseas jurisdictions including the Caribbean and Europe. Should the processing supplier not release our reserves based upon the contractual requirements, we would be required to take legal action within that foreign jurisdiction. Any delay or inability in obtaining the funds held as reserve and the corresponding resources required to pursue the funds could negatively impact our financial condition and results of operations.

      OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY IS KEY TO OUR FUTURE GROWTH. We rely primarily upon a combination of copyright, trademark and trade secret laws, non-disclosure and release of interest in intellectual property agreements and license agreements to establish and protect proprietary rights in our products and technology. The source codes for our products and technology are protected both as trade secrets and as unpublished, unregistered copyrighted works; however, we currently have no patents for our products and technology.

      Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently. Policing unauthorized use of our products and services is and will continue to be difficult, particularly in the global environment in which we operate, and the laws of other jurisdictions may afford us little or no effective protection of our intellectual property. The global nature of the Internet will make it difficult to control the ultimate destinations of our products or services. We rely in part on "on-screen" licenses, which are not manually signed by end-users and, therefore, may be unenforceable under some laws. There is no assurance that any steps taken by us will prevent others from misappropriating our technology. We may engage in litigation related to our intellectual property; however, such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources.

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

      WE OPERATE IN A COMPETITIVE MARKET FOR OUR PRODUCTS AND SERVICES. Potential competitors to our electronic commerce solutions include credit card companies, banks, payment processors and other entities, any of which may have greater financial resources, an entrenched position in the market or greater brand recognition. These potential competitors may be able to require that their own technology, rather than the technology of others, including our own, be used in connection with their payment mechanisms. Furthermore, the barriers to entry into most Internet markets, including the electronic commerce segments, are relatively low, making them accessible to a wide number of entities. Therefore, competition is likely to intensify as our market develops and matures, which could result in price reductions, reduced margins or loss of market share.

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

      OUR BUSINESS SYSTEMS ARE BASED ON SOPHISTICATED TECHONOLGY WHICH MAY BE NEGATIVELY AFFECTED BY TECHNOLOGICAL DEFECTS AND PRODUCT DEVELOPMENT DELAYS. Products and services based on sophisticated technology and computing systems often encounter development delays, and the underlying technology may contain undetected errors or failures when introduced or when the volume of services provided increases. We may experience delays in the development of our products, or the technology and computing systems underlying our services, such as our transaction processing services. In addition, despite testing, it is possible that our technology may nevertheless contain errors, and this could delay product launches and innovations and damage customer relations.

      WE RELY UPON ENCRYPTION TECHNOLOGY TO CONDUCT SECURE ELECTRONIC COMMERCE TRANSACTIONS. A significant barrier to electronic commerce and communication is the secure transmission of confidential information over public networks. Our electronic commerce software uses encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. Despite the fact that we strive to make use of proven applications for premium data security and integrity to process electronic transactions, there can be no assurance that use of these applications will be sufficient to address changing market conditions or the security and privacy concerns of existing and potential clients. A security or privacy breach may cause our clients to lose confidence in our services, deter clients from using our services, harm our reputation, expose us to liability, increase our expenses from potential remediation costs and decrease market acceptance and growth of our product offerings.

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

      WE ARE SUBJECT TO EXCHANGE RATE FLUCTUATIONS BETWEEN THE U.S. AND CANADIAN DOLLARS. The majority of our revenues are generated in U.S. dollars and a significant portion of our expenses is incurred in Canadian dollars. Any fluctuation in the value of the Canadian dollar relative to the U.S. dollar may result in variations in our revenues and earnings. We have not implemented a currency hedging program.

      WE MAY BE SUBJECT TO LIABILITY OR BUSINESS INTERRUPTION AS A RESULT OF UNAUTHORIZED DISCLOSURE OF MERCHANT AND CARDHOLDER DATA THAT WE STORE. We collect and store sensitive data about merchants and cardholders, including names, addresses, social security numbers, drivers' license numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. In addition, we maintain a database of cardholder data relating to specific transactions, including payment card numbers and cardholder addresses, in order to process the transactions and for fraud prevention and other internal processes. If a person penetrates our network security or otherwise misappropriates sensitive merchant or cardholder data, we could be subject to liability or business interruption.

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

      OUR BUSINESS IS SUBJECT TO FLUCTUATIONS IN GENERAL BUSINESS CONDITIONS. General economic conditions have caused some of the merchants we serve to experience difficulty in supporting their current operations and implementing their business plans. If these merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenues.

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

RISKS RELATED TO OUR OPERATION OF THE U-SCAN(R)SELF-CHECKOUT BUSINESS

WE MAY BE SUBJECT TO ADDITIONAL LITIGATION STEMMING FROM OUR OPERATION OF THE U-SCAN(R) SELF-CHECKOUT BUSINESS. We recently settled an action alleging that the U-Scan(R) self-checkout systems that we marketed infringed upon the claimant's patent. A second party has sent demand letters to us alleging a different patent infringement (see Part II - Other Information; Item 1 - Legal Proceedings). We may in the future be subject to other litigation, which relates to our having carried on the self-checkout business. Litigation may be time consuming, expensive and distracting from the conduct of our current businesses, and the outcome of litigation is difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes to the disclosures of market risk, as contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

      As of June 30, 2004 (the "Evaluation Date"), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      Additionally, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control during our most recent fiscal quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      We received a demand letter in 1999, and again in February 2001 from the same party, alleging a patent infringement related to the U-Scan(R) self-checkout business that we were operating at that time. In March 2003, this party sent a third demand letter to us alleging infringement of additional patents. Although, after consultation with counsel, we believe that this claimant should not prevail if a lawsuit is brought to assert its claims and that the assertion of these claims will not have a material adverse effect on our business or prospects, no assurance can be given that a court will not find that the U-Scan(R) self-checkout system infringes upon such claimant's rights. We sold our self-checkout business on April 8, 2004, and no longer market or sell the U-Scan(R) self-checkout system.

      In connection with the sale of our U-Scan(R) self-checkout business on April 8, 2004 to Fujitsu Transaction Solutions Inc., orders were obtained from the Superior Court of Quebec permitting us to submit the sale to Fujitsu to our shareholders for approval in lieu of the originally proposed sale to NCR Corporation. NCR is seeking to appeal these decisions. Although we believe that these appeals should not prevail, no assurance can be given that the Court of Appeal of Quebec will not overturn the Superior Court's decisions. Should NCR succeed in its appeal, it could result in a material adverse consequence to us. NCR has also delivered a notice of dispute under its now terminated purchase agreement alleging a breach by us of the non-solicitation provisions of that agreement. We believe that such allegations are without merit and intend to vigorously defend ourselves in any arbitration proceedings that may ensue.

We believe that, even if NCR were successful in any such arbitration proceedings, it would not result in any material adverse consequence to us.

      We are also party to litigation arising in the normal course of operations. We do not expect the resolution of such matters to have a materially adverse effect on our financial position or results of operations.

Item 2. Changes in Securities

      As discussed in the Current Report on Form 8-K, as amended, filed April 21, 2004, we authorized for issuance 9,059,589 Class "A" Shares (of which 7,242,168 shares were issued during the most recent fiscal quarter and the remaining shares were reserved for issuance on the exercise of outstanding options and warrants) to shareholders of Terra Payments Inc. in connection with a business combination transaction. These shares were issued pursuant to the exemption contained in Section 802 of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

      The registrant has nothing to report under this item.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual and special meeting of shareholders on April 6, 2004. The following resolutions were adopted:

------------------------------------------------------------------------------------------------
                                             Votes
    Resolution           Votes For          Against     Withheld       Spoiled        Non-Voted
------------------------------------------------------------------------------------------------
Election of  Henry       10,628,406             N/A      229,987       1,459,419       1,295,136
M. Karp as
Director(1)
------------------------------------------------------------------------------------------------
Election of  Leon        10,628,406             N/A      229,987       1,459,419       1,295,136
P. Garfinkle as
Director(1)
------------------------------------------------------------------------------------------------
Appointment of           11,843,116             N/A      433,438          41,258       1,295,136
KPMG LLP as
Auditors
------------------------------------------------------------------------------------------------
Combination with          6,281,934         349,063          N/A          13,494       6,968,457
Terra Payments
Inc.
------------------------------------------------------------------------------------------------
Change of name to         6,551,585          81,956          N/A          10,950       6,968,457
Optimal Group Inc.
------------------------------------------------------------------------------------------------
Increase in the          11,334,374         964,801          N/A          18,637       1,295,136
number of directors
from nine (9) to
thirteen (13)
------------------------------------------------------------------------------------------------
Sale of U-Scan(R)         6,278,461         348,689          N/A          17,341       6,968,457
self-checkout
business
------------------------------------------------------------------------------------------------

(1) Henry M. Karp and Leon P. Garfinkle were elected to hold office until the close of the 2007 annual meeting of shareholders.

The following directors did not stand for election and continue in office for the following respective periods:

Holden L. Ostrin, James S. Gertler and Sydney Sweibel, each to hold office until the close of the 2005 annual meeting of shareholders; and Neil S. Wechsler, Thomas D. Murphy and Jonathan J. Ginns, to hold office until the close of the 2006 annual meeting of shareholders.

Item 5. Other Information

Reporting Status

      We were a foreign private issuer under the rules and regulations of the Commission as of June 30, 2004. As in the past, we intend to voluntarily file annual reports on Form 10-K and quarterly reports on Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

 Exhibit
  Number                                Exhibit
  ------                                -------

   10.20 Asset Purchase Agreement among Fujitsu Transaction Solutions Inc., Optimal Robotics Corp. and Optimal Robotics Inc.

   10.21 Amendment to Asset Purchase Agreement among Fujitsu Transaction Solutions Inc., Optimal Robotics Corp. and Optimal Robotics Inc.

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

(b)   Reports on Form 8-K

The following reports on Form 8-K were filed for the three-month period ended June 30, 2004.

      1.    Form 8-K filed with the Commission on April 5, 2004 (Item 9)

      2.    Form 8-K filed with the Commission on April 6, 2004 (Item 9)

      3.    Form 8-K filed with the Commission on April 7, 2004 (Item 9)

      4.    Form 8-K filed with the Commission on April 9, 2004 (Item 9)

      5.    Form 8-K filed with the Commission on April 21, 2004 (Items 2 and 7)

      6.    Form 8-K filed with the Commission on April 23, 2004 (Items 2 and 7)

      7.    Form 8-K filed with the Commission on May 7, 2004 (Item 9)

      8.    Form 8-K filed with the Commission on May 12, 2004 (Items 2 and 7)

      9.    Form 8-K/A filed with the Commission on June 18, 2004 (Items 2 and
            7)

      10.   Form 8-K filed with the Commission on June 21, 2004 (Item 9)

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               OPTIMAL GROUP INC.


Dated: August 9, 2004                     By: /s/ Holden L. Ostrin
                                              ----------------------------------
                                                  Holden L. Ostrin
                                                  Co-Chairman


                                          By: /s/ Gary S. Wechsler
                                              ----------------------------------
                                                  Gary S. Wechsler
                                                  Treasurer and Chief Financial
                                                  Officer