Form 10-Q
period 2004-09-30
OPTIMAL GROUP INC
filed 2004-11-04
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Optimal Group Inc.
(Exact Name of Registrant as Specified in its Charter)

Canada
(State or Other Jurisdiction of Incorporation)

0-28572	98-0160833
(Commission File Number)	(IRS Employer Identification No.)

3400 de Maisonneuve Blvd. W., Suite 1240, Montreal, Quebec, Canada H3Z 3B8
(Address of Principal Executive Offices, Including Zip Code)

(514) 738-8885
(Registrant’s Telephone Number, Including Area Code)

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

Yes __x___ No _____

At November 3, 2004, the registrant had 22,216,592 Class “A” shares (without nominal or par value) outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements of (Unaudited) OPTIMAL GROUP INC. (formerly Optimal Robotics Corp.) Three and nine-month periods ended September 30, 2004 and 2003 (expressed in US dollars)

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Consolidated Financial Statements
(Unaudited)

Three and nine-month periods ended September 30, 2004 and 2003
(expressed in US dollars)

Financial Statements

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Deficit

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements
4 5 6 7 8

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Consolidated Balance Sheets
(Unaudited)

September 30, 2004 and December 31, 2003
(expressed in US dollars)

	September 30,	December 31,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$75,135,915	$4,211,964
Short-term investments	81,389,738	74,301,582
Cash and short-term investments - held as reserves (note 4)	20,911,686	-
Accounts receivable, net of allowance for doubtful accounts
of $96,336 ($134,977 at December 31, 2003)	7,912,629	4,793,435
Service parts inventory	2,712,235	4,215,694
Income taxes receivable and refundable investment tax credits	654,900	922,130
Future income taxes	169,111	331,829
Prepaid expenses and deposits	1,949,241	795,931
Current assets related to discontinued operations (note 3 (c))	-	25,291,718

	190,835,455	114,864,283
Note receivable	1,629,167	-
Other receivable (note 5)	3,122,613	-
Property and equipment	4,364,219	1,931,331
Goodwill and other intangible assets (note 6)	73,178,367	10,517,416
Deferred compensation cost (note 3 (b))	2,084,754	-
Non-refundable investment tax credits	3,633,692	-
Future income taxes	3,699,920	2,278,016
Long-term assets related to discontinued operations (note 3 (c))	-	5,951,279

	$282,548,187	$135,542,325

Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness (note 7)	$11,023,697	$10,726,076
Customer reserves and security deposits (note 4)	66,337,068	-
Accounts payable and accrued liabilities	19,854,546	5,569,250
Deferred revenue	3,516,653	1,302,146
Balance of sale on acquisition of NPS, including transaction costs of $114,368
(note 3 (f))	3,114,368	-
Current portion of obligations under capital leases	295,540	-
Future income taxes	133,806	133,806
Current liabilities related to discontinued operations (note 3 (c))	-	4,388,826

	104,275,678	22,120,104
Future income taxes	3,426,460	129,583
Deferred revenue	318,136	-
Obligations under capital leases	234,970	-
Shareholders' equity:
Share capital (note 8(a))	183,747,864	122,102,244
Additional paid-in capital (note 8 (c))	9,067,489	5,282
Deficit	(17,037,939)	(7,330,417)
Cumulative translation adjustment	(1,484,471)	(1,484,471)

	174,292,943	113,292,638

	$282,548,187	$135,542,325

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Consolidated Statements of Operations
(Unaudited)

Three and nine-month periods ended September 30, 2004 and 2003
(expressed in US dollars)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenues	$31,218,722	$2,212,246	$65,540,808	$6,409,025
Expenses:
Transaction processing and
service costs	17,698,006	1,564,152	39,070,416	4,368,157
Selling, general and administrative	8,351,190	2,377,579	22,682,310	6,983,706
Operating leases	1,128,515	200,314	2,982,819	521,238
Research and development	644,047	-	1,102,284	-

	27,821,758	4,142,045	65,837,829	11,873,101
Investment income	512,058	205,082	1,072,530	716,244

Earnings (loss) before undernoted items	3,909,022	(1,724,717)	775,509	(4,747,832)
Restructuring costs (note 10 (a))	-	-	1,324,648	108,900
Inventory write-downs (note 10(a))	-	-	2,930,536	-
Stock-based compensation
(notes 3 (b) and 10 (b))	1,898,163	-	3,831,876	-
Amortization of intangibles	953,284	39,321	1,794,778	117,962
Amortization of property and equipment	451,873	117,364	1,242,458	339,554
Foreign exchange	(62,824)	22,337	(124,374)	195,469

	3,240,496	179,022	10,999,922	761,885

Earnings (loss) from continuing operations
before income taxes	668,526	(1,903,739)	(10,224,413)	(5,509,717)
(Provision for) recovery of
income taxes (note 11)	(536,644)	-	(516,927)	2,879,000

Earnings (loss) from continuing operations	131,882	(1,903,739)	(10,741,340)	(2,630,717)
Loss from discontinued operations
(note 3 (c))	-	(205,894)	(3,130,527)	(677,147)
Gain on disposal of net assets from
discontinued operations, net of
income taxes of $2,342,000 (note 3 (c))	-	-	4,164,345	-

Net earnings (loss)	$131,882	$(2,109,633)	$(9,707,522)	$(3,307,864)

Weighted average number of shares:
Basic	22,199,002	14,936,235	19,639,118	14,936,235
Plus impact of stock options	-	831	337	419

Diluted	22,199,002	14,937,066	19,639,455	14,936,654

Earnings (loss) per share :
Continuing operations:
Basic	$0.01	$(0.13)	$(0.55)	$(0.18)
Diluted	0.01	(0.13)	(0.55)	(0.18)
Discontinued operations:
Basic	-	(0.01)	0.05	(0.04)
Diluted	-	(0.01)	0.05	(0.04)
Total:
Basic	0.01	(0.14)	(0.50)	(0.22)
Diluted	0.01	(0.14)	(0.50)	(0.22)

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Consolidated Statements of Deficit
(Unaudited)

Three and nine-month periods ended September 30, 2004 and 2003
(expressed in US dollars)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Deficit, beginning of period	$(17,169,821)	$(2,360,256)	$(7,330,417)	$(1,162,025)
Net earnings (loss)	131,882	(2,109,633)	(9,707,522)	(3,307,864)

Deficit, end of period	$(17,037,939)	$(4,469,889)	$(17,037,939)	$(4,469,889)

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Consolidated Statements of Cash Flows
(Unaudited)

Three and nine-month periods ended September 30, 2004 and 2003
(expressed in US dollars)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Cash flows from operating activities:
Earnings (loss) from continuing
operations	$131,882	$(1,903,739)	$(10,741,340)	$(2,630,717)
Adjustments for:
Amortization	1,405,157	156,685	3,037,236	457,516
Stock-based compensation	1,898,163	-	3,831,876	-
Inventory write-downs	-	-	2,930,536	-
Future income taxes	451,591	-	405,874	(1,699,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,505,200)	45,762	(404,363)	668,628
Service parts inventory	(612,324)	(105,999)	(639,791)	(237,125)
Income taxes and credits receivable	596,501	3,807,804	552,478	2,210,385
Prepaid expenses and deposits	(288,359)	200,130	(601,818)	(342,180)
Accounts payable and accrued
liabilities	1,976,023	32,173	2,141,091	(318,137)
Customer reserves and
security deposits	3,044,723	-	(6,921,842)	-
Deferred revenue	(323,009)	(1,579,827)	(392,693)	(1,477,459)

	6,775,148	652,989	(6,802,756)	(3,368,089)
Cash flows from investing activities:
Additions to property and equipment	(508,083)	(15,765)	(2,058,522)	(264,340)
Note and other receivable	(78,992)	-	68,473	-
Decrease in short-term investments	22,769,106	7,706,377	18,708,391	9,615,193
Proceeds from sale of business	(4,806,240)	-	30,193,760	-
Proceeds from disposal of EBS (note 3 (d))	-	-	3,974,495	-
Cash acquired on acquisition of
Terra (note 3 (b))	-	-	43,426,504	-
Acquisition of NPS, net of cash
acquired of $125,788 (note 3 (f))	(11,891,747)	-	(11,891,747)	-
Acquisition of RBA (note 3 (e))	-	(5,882,268)	-	(5,882,268)
Acquisition of Systech (note 3 (a))	-	-	(3,464,556)	-
Acquisition costs (note 3 (b))	(10,828)	-	(1,388,656)	-

	5,473,216	1,808,344	77,568,142	3,468,585
Cash flows from financing activities:
Bank indebtedness	667,255	5,882,308	297,621	5,882,308
Proceeds from issuance of share capital	143,205	-	175,205	-
Repayment of obligations under
capital leases	(98,071)	630,839	(201,553)	630,839

	712,389	6,513,147	271,273	6,513,147

Increase in cash and cash equivalents,
during the period	12,960,753	8,974,480	71,036,659	6,613,643
Net (decrease) increase in cash from
discontinued operations	-	(3,347,595)	106,441	(6,242,714)
Effect of foreign exchange	(100,979)	-	(219,149)	-
Cash and cash equivalents, beginning of
period	62,276,141	4,359,392	4,211,964	9,615,348

Cash and cash equivalents, end of period	$75,135,915	$9,986,277	$75,135,915	$9,986,277

Supplemental cash flow disclosure (note 12)

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements
(Unaudited)

Three and nine-month periods ended September 30, 2004 and 2003
(expressed in US dollars)

     1.      Interim financial information:

These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles (“GAAP”). The unaudited balance sheet as at September 30, 2004 and the unaudited statements of operations, deficit and cash flows for the three and nine-month periods ended September  30, 2004 and 2003 reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods presented. The results of operations and cash flows for any quarter are not necessarily indicative of the results or cash flows for an entire year. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 2 of the annual audited consolidated financial statements for the year ended December 31, 2003, except as described in note 2 below. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual audited consolidated financial statements of Optimal Group Inc. (formerly Optimal Robotics Corp.) (the “Company”) as at and for the year ended December 31, 2003.

All amounts in the attached notes are unaudited unless specifically identified.

    2.      Significant accounting policies and new accounting standards:

(a) Discontinued operations:

As a result of the sale of the U-Scan® self-checkout business referred to in note 3 (c), the results of discontinued operations are included in the net loss but recorded separately for current and prior periods. The balance sheet presents the current and long-term assets and liabilities related to the discontinued operations for the current and prior periods.

(b) Revenue recognition:

As a result of the business acquisitions and disposals referred to in note 3, the Company is engaged in payment services, and, in addition, provides hardware maintenance and repair outsourcing services throughout North America.

Revenues from payment services are recognized at the time services are rendered. Revenue from merchants is recorded gross of the fees paid to the acquiring processing suppliers. Revenues for set-up fees are deferred and recognized over the expected term of the customer relationship.

Revenues from repair services are recognized at the time the services are rendered. Revenues from maintenance contracts are deferred and amortized ratably over the term of the contract.

2.     Significant accounting policies and new accounting standards (continued):

(c) Amortization:

Intangibles are being amortized using the straight-line method over the following periods:

Customer contracts and customer relationships Acquired technology Supplier contract Customer list Deferred compensation cost	42 - 84 months 60 months 84 months 44 months Vesting period for periods ranging up to 36 months

Amortization of property and equipment is provided for over the estimated useful lives of the assets using the straight-line method at the following annual rates:

Computer equipment and software Equipment Leasehold improvements	33 - 50% 10 - 20 % Lease term

(d) Stock-based compensation:

Effective January 1, 2003, the Company adopted the fair value-based method to account for stock-based compensation and other stock-based payments. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting period.

    2.            Significant accounting policies and new accounting standards (continued):

(d) Stock-based compensation (continued):

 In accordance with the standard, the following disclosure is required to report the pro forma net earnings (loss) and earnings (loss) per share as if the fair value-based method had been used to account for employee stock options granted during fiscal 2002:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Net earnings (loss), as reported	$131,882	$(2,109,633)	$(9,707,522)	$(3,307,864)
Add:
Total stock-based employee
compensation expense
determined under fair
value-based method for all
awards granted in fiscal 2002,
net of related taxes of nil	-	(690,667)	-	(1,423,340)

Pro forma net earnings (loss)	$131,882	$(2,800,300)	$(9,707,522)	$(4,731,204)

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Earnings (loss)per share:
Basic:
As reported	$0.01	$(0.14)	$(0.50)	$(0.22)
Pro forma	0.01	(0.19)	(0.50)	(0.32)
Diluted:
As reported	0.01	(0.14)	(0.50)	(0.22)
Pro forma	0.01	(0.19)	(0.50)	(0.32)

There were no stock options granted in the three and nine-month periods ended September 30, 2003. The pro forma adjustment for fiscal 2003 relates to the amortization of the remaining balance of compensation cost for stock options granted during fiscal 2002 due to the cancellation of all options outstanding in July 2003.

2. Significant accounting policies and new accounting standards (continued):

(e) Asset retirement obligations:

On January 1, 2004, the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants relating to asset retirement obligations. This standard was established for the recognition, measurement and disclosure of liabilities for asset retirement obligations and the associated retirement cost. The standard applies to legal obligations associated with the retirement of a tangible long-lived asset that results from acquisition, development or normal operations. The standard requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and when a reasonable estimate of fair value can be made. An entity is subsequently required to allocate the asset retirement cost to expense using a systematic and rational method over its estimated life. The adoption of this standard did not have an impact on the Company’s financial statements.

    3.            Business acquisitions and disposals:

(a) Systech Retail Systems:

On February 27, 2004, the Company acquired the hardware service division of Systech Retail Systems (“Systech”). The Company believes that the combination of this division with Optimal’s existing service organization will contribute positively to the Company’s financial results in 2004.

The net assets acquired for cash were approximately $3.5 million. The acquisition is accounted for by the Company using the purchase method and the results of Systech are consolidated with those of the Company from the date of acquisition.

    3.            Business acquisitions and disposals (continued):

(a) Systech Retail Systems (continued):

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing its valuation of the net assets acquired, including goodwill and other intangible assets; thus, the allocation of the purchase price is subject to refinement.

Assets acquired:
Accounts receivable	$1,428,411
Inventories	750,286
Property and equipment	273,706
Prepaid expenses and deposits	64,536
Customer contracts and customer rela	612,332
Goodwill	4,257,648

7,386,919
Liabilities assumed:
Accounts payable and accrued liabili	1,440,964
Deferred revenue	2,481,399

3,922,363

Net assets acquired for cash	$3,464,556

During the quarter ended June 30, 2004, the Company adjusted the fair value of inventories acquired at the date of acquisition to $745,728 from $3,620,125 for service parts that could not be used by the Company, increased accrued liabilities assumed by $475,078 for accrued vacation due to Systech employees at the date of acquisition and recorded a value of $612,332 as the estimated fair value of the customer contracts and customer relationships. During the quarter ended September 30, 2004, the Company made the following additional adjustments to the purchase price equation at date of acquisition: increased the value of inventories by $4,558, decreased accrued liabilities by $92,607 and deferred revenue by $9,598.

(b) Terra Payments Inc.:

Effective April 6, 2004, the Company completed a Combination Agreement with Terra Payments Inc. (“Terra”), a publicly-traded company that offers proprietary technology and services to businesses to accept credit card, electronic check and direct debit payments. Terra processes credit card payments for non-face-to-face transactions, including mail-order/telephone order, licensed online gaming and other online merchants, as well as for retail point-of-sale merchants. Terra also processes checks and direct debits online and by telephone. The Company believes that this transaction will provide a platform for enhanced growth and profitability.

    3.            Business acquisitions and disposals (continued):

(b) Terra Payments Inc. (continued):

The agreement provided for a stock-for-stock merger in which 0.4532 of the Company’s common shares were exchanged for each share of Terra. The total purchase price of $66,004,647 was paid through the issuance of 7,242,168 Class A shares by the Company, the acquisition of outstanding options and warrants issued by Terra and estimated transaction costs of the Company.

The acquisition is accounted for by the Company using the purchase method. The following table presents the estimated fair value of the assets and liabilities of Terra on April 6, 2004. The Company is in the process of finalizing its valuation of the net assets acquired, including goodwill and other intangible assets; thus, the allocation of the purchase price is subject to refinement.

Assets acquired:
Cash and cash equivalents	$43,426,504
Short-term investments	23,153,205
Cash and short-term investments - held as	23,555,028
Accounts receivable	1,282,900
Refundable investment tax credits receiva	588,597
Prepaid expenses and deposits	474,873
Property and equipment	1,466,194
Investment in ebs Electronic Billing Syst	3,974,495
Note receivable	1,697,640
Other assets	3,122,490
Non-refundable investment tax credits	3,330,343
Future income taxes	4,483,147
Customer contracts and customer relations	5,456,000
Acquired technology	4,520,000
Non-deductible goodwill	34,527,233

155,058,649
Liabilities assumed:
Accounts payable and accrued liabilities	10,697,312
Deferred revenue	443,937
Customer reserves and security deposits	73,258,910
Future income taxes	3,921,780
Obligations under capital leases	732,063

89,054,002

Net assets acquired	$66,004,647

3. Business acquisitions and disposals (continued):

(b) Terra Payments Inc. (continued):

Consideration:
7,242,168 common shares	$ 61,413,585
Transaction costs	1,388,656
Options and warrants	5,877,330
Less: options and warrants considered deferred com	(2,674,923)

Total purchase price	$ 66,004,647

During the three-month period ended September 30, 2004, the Company adjusted the fair value of the future income tax asset to $4,483,147 from $6,750,092 to account for certain loss carryforwards in Terra that will not be available to the Company as a result of the acquisition. In addition, cash and cash equivalents in the amount of $43,426,504 that were previously presented as short-term investments were reclassified as a separate line item in the purchase price equation.

The per share value of the shares issued as consideration for the business acquisition was $8.48, which was determined using the Company’s average closing share price on NASDAQ over a reasonable period before and after the date the terms of the business combination were agreed to and announced.

The Company assumed 1,587,058 stock options and warrants having a fair value of $5,877,330, or a weighted average of $3.70 per share, relating to the Terra outstanding stock options and warrants. This also represents 0.4532 stock option or warrant of the Company for each stock option or warrant of Terra. The fair value of the vested stock options and warrants of $3,202,407 is included in the purchase consideration. The remaining $2,674,923 representing the fair value of the unvested stock options, is recorded as deferred compensation cost and is being amortized over the vesting periods. For the three and nine months ended September 30, 2004, $289,732 and $590,169, respectively, were amortized as stock-based compensation in the consolidated statements of operations.

The fair values were determined using the Black-Scholes option pricing model using the following weighted average assumptions:

Expected volatility Expected life Risk-free interest rate Dividend rate	70% 2.9 years 2% 0%

3. Business acquisitions and disposals (continued):

(c) Sale of U-Scan® self-checkout business:

Effective April 8, 2004, the Company sold its U-Scan® self-checkout business to Fujitsu Transaction Solutions Inc. (“Fujitsu”), including all related tangible assets, intellectual property rights, and obligations, for $35,000,000 in cash plus the assumption of liabilities. Fujitsu funded the payment of a termination fee owed by the Company to NCR Corporation as a result of the termination of their offer to purchase the self-checkout business. In the three-month period ended September 30, 2004, the Company paid an amount of $4,806,240 to Fujitsu due to purchase price adjustments mainly attributed to there being less net assets sold to Fujitsu as the Company collected a large portion of the accounts receivable and realized the cash thereon in advance of the sale. Thus, the net proceeds realized on the sale to Fujitsu were $30,193,760.

The sale of the U-Scan® self-checkout business is consistent with the Company’s strategy to reposition the business as a payments and services leader. As a result of weak capital spending environment for retail technology and a significantly more competitive landscape in the self-checkout business, which negatively impacted sales, gross margins and overall financial results, the Company decided to exit this business and focus on building a payments and services business.

3. Business acquisitions and disposals (continued):

(c) Sale of U-Scan® self-checkout business (continued):

The following table summarizes the book value of the assets and liabilities at April 8, 2004 and December 31, 2003 relating to the business sold by the Company:

	April 8, 2004	December 31, 2003

Current assets:
Accounts receivable	$ 8,193,454	$ 6,289,527
Inventories	17,915,397	18,722,431
Prepaid expenses and deposits	169,347	279,760

	26,278,198	25,291,718
Long-term assets:
Property and equipment	3,936,821	4,358,857
Intangible assets	3,500,444	1,592,422

	7,437,265	5,951,279
Current liabilities:
Accounts payable and accrued liabilities	2,896,110	2,830,850
Deferred revenue	7,131,938	1,557,976

	10,028,048	4,388,826

Net assets relating to U-Scan(R)self-checkout business	23,687,415	26,854,171
Proceeds from sale	30,193,760	N/A

Gain on sale of net assets of U-Scan(R)self-checkout business
before income taxes	6,506,345	N/A
Income taxes	2,342,000	N/A

Net gain on sale of net assets of U-Scan(R)self-checkout
business	$ 4,164,345	$ N/A

    3.            Business acquisitions and disposals (continued):

(c) Sale of U-Scan® self-checkout business (continued):
The results of operations of this business for the three and nine-month periods ended September 30, 2004 and 2003 were as follows:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Systems and hardware service
revenue	$-	$13,173,053	$10,870,032	$41,855,986
Cost of sales	-	8,942,996	6,929,014	28,488,476

	-	4,230,057	3,941,018	13,367,510
Expenses:
Selling, general and
administrative	-	3,247,045	5,968,133	10,974,397
Amortization	-	555,469	664,195	1,586,461
Operating leases	-	238,554	237,363	742,564
Research and development	-	268,053	201,854	790,805
Restructuring costs	-	501,830	-	640,430

	-	4,810,951	7,071,545	14,734,657

Loss before income taxes	-	(580,894)	(3,130,527)	(1,367,147)
Income taxes recovery	-	(375,000)	-	(690,000)

Net loss from discontinued
operations	$-	$(205,894)	$(3,130,527)	$(677,147)

The results of operations include management assumptions and adjustments related to cost allocations which are inherently subjective.

(d) Disposition of ebs Electronic Billing Systems AG:

 In   May 2004, the Company sold its investment in ebs Electronic Billing Systems AG (“EBS”) to EBS’ majority shareholder for a net cash consideration of $3,974,495, which was the fair value of the investment recorded by the Company upon the acquisition of Terra at April 6, 2004. Accordingly, there was no gain or loss on this transaction.

    3.            Business acquisitions and disposals (continued):

                (e)     RBA Inc.:

On September 30, 2003, the Company acquired substantially all of the assets and the ongoing business of RBA Inc. (“RBA”), a company that provides hardware maintenance outsourcing services, including debit/credit card system maintenance and computer maintenance services, across Canada.

The   net assets acquired for cash are approximately $6.0 million (CA$8.1 million), subject to the determination of certain post-closing adjustments, if any. The acquisition is accounted for by the Company using the purchase method and the results of RBA are consolidated with those of the Company from the date of acquisition.

In fiscal 2004, an adjustment of $139,327 was made to increase goodwill attributable to the acquisition of the ongoing business of RBA Inc. for liabilities estimated at time of the acquisition. As at September 30, 2004, the Company is still in the process of finalizing its valuation of the net assets acquired, including the determination of post-closing adjustments and the allocation to goodwill and to other intangible assets; thus, the allocation of the purchase price is subject to final modifications.

(f) Acquisition of National Processing Services LLC (“NPS”):

On July 1, 2004, the Company acquired NPS, a registered VISA® and Mastercard® independent sales organization, for a total consideration of approximately $15 million. The purchase price is subject to certain post-closing adjustments. The Company believes that this acquisition will diversify its payment services portfolio and contribute positively to the Company’s financial results.

The acquisition was accounted for by the Company using the purchase method and the results of NPS were consolidated with those of the Company from the date of acquisition.

    3.            Business acquisitions and disposals (continued):

(f) Acquisition of National Processing Services LLC (“NPS”) (continued):

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at date of acquisition. The Company is in the process of finalizing its valuation of the net assets acquired, including goodwill and other intangible assets; thus, the allocation of the purchase price is subject to refinement.

Assets acquired:
Cash	$125,788
Accounts receivable	3,520
Inventories	37,000
Property and equipment	21,306
Prepaid expenses and deposits	12,083
Customer relationships	3,523,000
Supplier contract	597,000
Goodwill	10,818,134

15,137,831
Liabilities assumed:
Accounts payable and accrued liabilities	5,928

Net assets acquired	$15,131,903

Consideration:
Cash on closing	$12,000,000
Transaction costs	131,903
Balance of sale	3,000,000

$15,131,903

The balance of sale is due in equal instalments on January 1, 2005 and July 1, 2005.

        4.      Cash and short-term investments held as reserves, and customer reserves and security deposits:

Cash and short-term investments held as reserves:
The Company has agreements with various financial institutions for the settlement of payment transactions. Under the terms of these agreements, the Company is required to maintain certain amounts as reserves, which may be applied against any amounts for which the financial institutions would be entitled to reimbursement. Any amounts charged by the financial institutions are charged to the Company’s customers.

    4.      Cash and short-term investments held as reserves, and customer reserves and security deposits (continued):

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

    5.     Other receivable:

During Terra’s fiscal year ended March 31, 2002, Terra was assessed a charge of $6.8 million by one of its credit card suppliers of services. This amount was withdrawn by the supplier from Terra’s bank account. The Company believes this charge is largely unsubstantiated and is pursuing the claim through legal recourse. A provision of $3.7 million has been made against the amount receivable.

     6.     Goodwill and other intangible assets:

			September 30, 2004

	Gross carrying amount	Accumulated amortization	Net book value

Goodwill	$56,697,597	$141,750	$56,555,847
Customer contracts and customer
relationships	12,991,052	1,340,097	11,650,955
Acquired technology	4,520,000	452,000	4,068,000
Customer list	786,414	458,528	327,886
Supplier contract	597,000	21,321	575,679

	$75,592,063	$2,413,696	$73,178,367

6.     Goodwill and other intangible assets (continued):

December 31, 2003
	Gross carrying amount	Accumulated amortization	Net book value

Goodwill	$6,955,251	$141,750	$6,813,501
Customer contracts and customer
relationships	3,399,720	141,655	3,258,065
Customer list	786,414	340,564	445,850

	$11,141,385	$623,969	$10,517,416

7.     Bank indebtedness:

The Company has credit facilities in the amount of approximately CA$15 million, which can be utilized in the form of loans or bankers’ acceptances in Canadian dollars. At September 30, 2004, the Company utilized CA$13,907,496 (US$11,023,697) of the facilities. The borrowings are due on demand and bear interest either at the bank’s prime rate or the market rate for bankers’ acceptances plus an acceptance fee of 0.75% per annum, depending on the form of the facility utilized. The facilities are secured by a first ranking moveable hypothec on short-term investments.

8.     Share capital and additional paid-in capital:

(a) Issued and outstanding share capital were as follows:

	September 30, 2004		December 31, 2003
	Number	Book value	Number	Book value

Common shares	22,202,996	$183,747,864	14,936,364	$122,102,244

  8.     Share capital and additional paid-in capital (continued):

(a) Issued and outstanding share capital were as follows (continued):

Changes in the issued and outstanding share capital were as follows:

	Number	Book value

Balance, December 31, 2003	14,936,364	$122,102,244
Shares issued on acquisition of Terra (note 3 (b))	7,242,168	61,413,585
Exercise of stock options	6,336	42,644
Exercise of warrants	18,128	189,391

Balance, September 30, 2004	22,202,996	$183,747,864

The book value of the amounts credited to share capital from the exercise of stock options and warrants includes a cash consideration of $175,205, as well as an ascribed value from additional paid-in capital of $56,830.

(b) Stock options and warrants:

Details of the outstanding stock options are as follows:

	Number	Weighted-average exercise price per share

Balance, December 31, 2003	5,000	$6.40
Granted	4,636,926	7.10
Expired/cancelled	(50,000)	7.10
Exercised	(5,000)	6.40

Balance, September 30, 2004	4,586,926	$7.10

During the period ended September 30, 2004, the Company granted 4,636,926 stock options having a weighted average exercise price of $7.10 per share. Included in the stock option grants are 3,484,417 stock options that have certain performance vesting triggers tied to the market price of the Company’s shares.

      8.     Share capital and additional paid-in capital (continued):

(b) Stock options and warrants (continued):

Under the terms of the Combination Agreement with Terra, the Company assumed Terra’s stock option plan, as such, stock options governed by this plan will be exercisable for the Company’s common shares. The exercise price and number of options outstanding on April 6, 2004, the effective date of the acquisition of Terra, were adjusted based on the exchange ratio of 0.4532 of the Company’s common shares for each share of Terra.

Details of the outstanding stock options under this plan are as follows:

	US dollar exercise price		Canadian dollar exercise price

	Number	Weighted-average exercise price per share	Number	Weighted-average exercise price per share

Balance, April 6, 2004	217,451	$7.43	611,541	$16.24
Expired/cancelled	-	-	(10,721)	6.64
Exercised	-	-	(1,336)	5.52

Balance, September 30,
2004	217,451	$7.43	599,484	$16.43

As at April 6, 2004 and September 30, 2004, there were 758,066 and 739,938 warrants outstanding, respectively, with a weighted average exercise price of CA$9.43 and expiring on December 19, 2005.

There are 6,143,799 options and warrants that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period ended September 30, 2004.

(c) Additional paid-in capital:

Changes in additional paid-in capital were as follows:

Balance, December 31, 2003	$ 5,282
Options and warrants assumed on the Terra acquisition (note 3(b))	5,877,330
Stock-based compensation (note 10(b))	3,241,707
Ascribed value credited to share capital from exercise of stock
options and warrants (note (8(b))	(56,830)

Balance, September 30, 2004	$ 9,067,489

        9.     Contingencies:

(a) The Company received a legal letter from a claimant in 1999, and again in February 2001, alleging infringement of a patent related to the U-Scan® self-checkout business, which the Company sold to Fujitsu on April 8, 2004. In March 2003, this claimant also sent a third demand letter alleging infringement of additional patents. The Company believes these claims to be without merit and intends to vigorously defend its position should this claimant initiate a civil action. No amounts have been specified in these claims. It is not possible at this time to make an estimate of the amount of damages, if any, that may result and, accordingly, no provision has been made in these financial statements with respect to such claims.

(b) In connection with the sale of the U-Scan® self-checkout business on April 8, 2004 to Fujitsu, orders were obtained from the Superior Court of Quebec permitting the Company to submit the sale to Fujitsu to the Company’s shareholders for approval in lieu of the originally proposed sale to NCR Corporation (“NCR”). NCR is seeking to appeal these decisions. The Company believes that these appeals will not prevail. NCR has also delivered a notice of dispute under its now terminated purchase agreement alleging a breach of the non-solicitation provisions of that agreement. The Company believes that such allegations are without merit and intends to vigorously defend itself in any arbitration proceedings that may ensue. Accordingly, no provision has been made in these financial statements with respect to such claims.

(c) The Company is contractually bound to indemnify Fujitsu for any losses, claims, liabilities or other damages resulting from the U-Scan® self-checkout business arising on or before April 8, 2004. A reasonable estimate of the maximum potential amount the Company could be required to pay to Fujitsu cannot be made given the nature of the indemnification.

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

Inventory write-downs of $2.9 million were recorded in the six-month period ended June 30, 2004 for service parts inventory that were deemed to be no longer of use to the Company in light of the realignment of its services business.

        10.     Other charges (continued):

(b) Stock-based compensation:

The fair value of stock options granted during the three and nine-month periods ended September 30, 2004, discussed in note 8(b), was determined at the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three months ended September 30, 2004	Nine months ended September 30, 2004

Volatility	68.3%	69.4%
Expected life	5 years	5 years
Risk-free interest rate	3.64%	3.39%
Dividend rate	0%	0%

The weighted-average fair value of stock options granted was as follows:

	Number of stock options	Weighted average fair value per share

Exercise price per share equal to market price per share:
Nine-month period ended September 30, 2004	4,636,926	$ 4.26
Three-month period ended September 30, 2004	30,000	4.49

The stock-based compensation related to stock options granted in fiscal 2004 is being amortized over the vesting periods.  For the three and nine months ended September 30, 2004, $1,608,431 and $3,241,707, respectively, were amortized as stock-based compensation in the consolidated statements of operations.

        11.     Income taxes:

The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Earnings (loss) from continuing
operations before income taxes	$668,526	$(1,903,739)	$(10,224,413)	$(5,509,717)

Combined Canadian federal and
Quebec provincial income taxes
at 31% (2003 - 33%)	$205,198	$(628,234)	$(3,171,613)	$(1,818,207)
Foreign exchange (1)	(363,939)	(77,542)	(342,503)	(1,496,524)
Benefits of losses not recorded	714,349	535,751	3,413,572	535,751
Stock-based compensation	493,035	-	1,005,035	-
Permanent differences and other	(511,999)	170,025	(387,564)	(100,020)

Income tax provision (recovery)	$536,644	-	$516,927	$(2,879,000)

(1)For purposes of calculating the income tax provision of the Company, a tax liability is recognized on the foreign exchange gains which arise on the conversion into Canadian dollars of the net monetary assets denominated in U.S. dollars which is required for Canadian tax purposes. As these financial statements are presented in U.S. dollars, these foreign exchange gains do not impact earnings (losses) before income taxes even though the income tax provision would include a tax liability for these gains. Future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar will change the amount of the foreign exchange gains and thus, the provision for or recovery of income taxes thereon.

        11.     Income taxes (continued):

The provision for (recovery) of income taxes is composed of the following:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Current income taxes	$85,053	$-	$111,053	$(1,180,000)
Future income taxes	451,591	-	405,874	(1,699,000)

	$536,644	$-	$516,927	$(2,879,000)

        12.     Supplemental cash flow disclosure:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Non-cash transactions:
Issue of shares on acquisition
of Terra	$-	$-	$61,413,585	$-
Assumption of stock options
and warrants of Terra	-	-	5,877,330	-
Ascribed value credited to share
capital from additional paid-in
capital from exercise of stock
options and warrants	56,830	-	56,830	-

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

Previously, the Company also developed and sold automated transaction products designed for use in the retail sector and provided related hardware and software maintenance. As a result of the sale of the U-Scan® self-checkout business, this segment has been reclassified as discontinued operations.

        13.     Segmented information (continued):

(a) Information on the operating segments is as follows:

	Payment services	Hardware maintenance and repair services	Consolidated

Three months ended September 30, 2004:

Revenues	$18,406,734	$12,811,988	$31,218,722
Transaction processing/service costs	8,775,693	8,922,313	17,698,006
Amortization	1,013,386	391,771	1,405,157
Investment income	252,169	259,889	512,058
Stock-based compensation	1,519,560	378,603	1,898,163
Earnings (loss) from continuing operations before
income taxes	3,924,963	(3,256,437)	668,526
Provision for (recovery of) income taxes	756,179	(219,535)	536,644
Earnings (loss) from continuing operations	3,168,784	(3,036,902)	131,882

Three months ended September 30, 2003:

Revenues	$-	$2,212,246	$2,212,246
Transaction processing/service costs	-	1,564,152	1,564,152
Amortization	-	156,685	156,685
Investment income	-	205,082	205,082
Loss from continuing operations before income taxes	-	(1,903,739)	(1,903,739)
Loss from continuing operations	-	(1,903,739)	(1,903,739)

Nine months ended September 30, 2004:

Revenues	$30,302,298	$35,238,510	$65,540,808
Transaction processing/service costs	13,619,752	25,450,664	39,070,416
Amortization	1,867,862	1,169,374	3,037,236
Investment income	438,950	633,580	1,072,530
Stock-based compensation	2,878,263	953,613	3,831,876
Restructuring costs	76,310	1,248,338	1,324,648
Inventory write-downs	-	2,930,536	2,930,536
Earnings (loss) from continuing operations before
income taxes	4,960,550	(15,184,963)	(10,224,413)
Provision for (recovery of) income taxes	1,064,462	(547,535)	516,927
Loss from continuing operations	3,896,088	(14,637,428)	(10,741,340)

Nine months ended September 30, 2003:

Revenues	$-	$6,409,025	$6,409,025
Transaction processing/service costs	-	4,368,157	4,368,157
Amortization	-	457,516	457,516
Investment income	-	716,244	716,244
Loss from continuing operations before income taxes	-	(5,509,717)	(5,509,717)
Recovery of income taxes	-	(2,879,000)	(2,879,000)
Loss from continuing operations	-	(2,630,717)	(2,630,717)

13.     Segmented information (continued):

    (a)        Information on the operating segments is as follows (continued):

	Payment services	Hardware maintenance and repair services		Consolidated

September 30, 2004:

Total assets	$170,764,814	$111,783,373		$282,548,187

Total additions to property and equipment
and intangibles for the nine months ended
September 30, 2004:
- through business acquisitions	$59,441,362	$5,243,686		$64,585,053
- thereafter	806,820	1,251,702		2,058,522

December 31, 2003:

Total assets	$-	$104,299,328	(1)	$104,299,328	(1)

Total additions to property and equipment
and intangibles for the year ended
December 31, 2003	-	$7,564,947		$7,564,947

(1) Excluding $31,242,997 of total assets related to discontinued operations.

(b) Geographic information is as follows:

	Revenues				Property and equipment, goodwill and intangibles

	Three months ended September 30,		Nine months ended September 30,		September 30,	December 31,
	2004	2003	2004	2003	2004	2003

Canada	$8,391,053	$-	$22,731,606	$-	$54,559,218	$8,196,857
United States	14,356,858	2,212,246	26,788,943	6,409,025	-	4,251,890
Other	8,470,811	-	16,020,259	-	22,983,368	-

	$31,218,722	$2,212,246	$65,540,808	$6,409,025	$77,542,586	$12,448,747

Revenues are attributed to countries based on location of customer.

        14.     Canada/U.S. reporting differences:

The consolidated financial statements of the Company are prepared in accordance with Canadian GAAP, which conform, in all material respects, with those generally accepted in the United States except as described below:

(a) Consolidated statement of operations:

The reconciliation of net earnings (loss) reported in accordance with Canadian GAAP with U.S. GAAP is as follows:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Net earnings (loss) in accordance
with Canadian GAAP	$131,882	$(2,109,633)	$(9,707,522)	$(3,307,864)
Stock-based compensation costs (i)	-	-	-	-

Net loss in accordance
with U.S. GAAP	$131,882	$(2,109,633)	$(9,707,522)	$(3,307,864)

Earnings (loss) per share under
U.S. GAAP:
Basic	$0.01	$(0.14)	$(0.50)	(0.22)
Diluted	0.01	$(0.14)	(0.50)	(0.22)

The weighted average number of common shares outstanding for purposes of determining basic and diluted earnings (loss) per share are the same amounts disclosed for Canadian GAAP purposes.

(i) Stock-based compensation:

Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement 123, Accounting for Stock-based Compensation, prospectively to all employee awards granted, modified or settled after January 1, 2003. Consequently, for periods after January 1, 2003, there are no differences between Canadian GAAP and US GAAP. However, for awards granted prior to January 1, 2003, and because awards under the Company’s plan vest over a period of three years, the cost related to stock-based compensation included in the determination of net earnings is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

        14.     Canadian/U.S. reporting differences (continued):

(a) Consolidated statement of operations (continued):

(i) Stock-based compensation (continued):

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Reported net earnings (loss) in
accordance with US GAAP	$131,882	$(2,109,633)	$(9,707,522)	$(3,307,864)
Add: Stock-based employee
compensation expense
determined under the
intrinsic value method
included in reported net
earnings, net of related
taxes of nil	-	-	-	-
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards, net of
related taxes of nil	-	(878,182)	-	(10,134,477)

Pro forma net earnings (loss)	$131,882	$(2,987,815)	$(9,707,522)	$(13,442,311)

        14.     Canadian/U.S. reporting differences (continued):

(a) Consolidated statement of operations (continued):

(i) Stock-based compensation (continued):

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Earnings (loss) per share:
Basic:
As reported	$0.01	$(0.14)	$(0.50)	$(0.22)
Pro forma	0.01	(0.20)	(0.50)	(0.90)
Diluted:
As reported	0.01	(0.14)	(0.50)	(0.22)
Pro forma	0.01	(0.20)	(0.50)	(0.90)

(b) Consolidated balance sheets:

	September 30, 2004		December 31, 2003
	Canadian GAAP	US GAAP	Canadian GAAP	US GAAP

Shareholders' equity:
Share capital	$183,747,684	$226,204,427	$122,102,244	$164,558,807
Additional paid-in
capital	9,067,489	38,924,216	5,282	29,862,009
Deficit	(17,037,939)	(87,817,467)	(7,330,417)	(78,109,945)
Cumulative translation
adjustment	(1,484,471)	-	(1,484,471)	-
Accumulated other
comprehensive loss	-	(3,018,233)	-	(3,018,233)

	$174,292,943	$174,292,943	$113,292,638	$113,292,638

(c) Supplementary information:

Under US GAAP, stock-based compensation would be presented as part of “selling, general and administrative” expenses on the statement of operations instead of as a separate line item.

14.     Canadian/U.S. reporting differences (continued):

                      (c)        Supplementary information (continued):

The following unaudited pro forma financial information reflects the consolidated results of operations as if the acquisitions of Terra and RBA had taken place January 1, 2003. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transactions been reflected on the assumed date.

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Revenues	$31,218,722	$21,496,124	$78,682,438	$60,723,655
Net earnings (loss)	131,882	(737,529)	(10,058,449)	(138,978)
Diluted earnings (loss) per share	$0.01	$(0.03)	$(0.45)	$(0.01)

        15.     Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current period’s presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition andResults
of Operations

        The following discussion of the financial condition and results of operations of our company should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2003, and the factors set forth below under “Forward-Looking Statements”. All dollar amounts are expressed in U.S. dollars and, other than those expressed in millions of dollars, have been rounded to the nearest thousand. Our accounting policies are in accordance with Canadian generally accepted accounting principals (“GAAP”). These differ in some respects from GAAP in the United States (“US GAAP”). Our results are reconciled to US GAAP; see note 14 to our interim consolidated financial statements.

Overview

        In the first half of this fiscal year, we completed a number of business acquisitions and disposals in pursuit of our strategy to reposition our business activities with the goal of enhancing long-term financial results. We believe the completion of these transactions has realigned our company into a strong payments and services company with a more balanced and stable business mix. We plan to continue to grow our core businesses on a strategic basis, both organically and through acquisition. Furthermore, by leveraging our strong balance sheet, we intend to take advantage of strategic and transactional opportunities that may arise, with a focused approach on potential acquisitions.

        We currently operate in two segments; payments, through Optimal Payments, and hardware maintenance and repair outsourcing services, through Optimal Services Group.

        For additional information relating to our company, readers may review the documentation filed with the U.S. Securities and Exchange Commission (including our Annual Report on Form 10-K) available at www.sec.gov and with the securities regulatory authorities of British Columbia, Alberta, Ontario and Quebec available at www.sedar.com.

 Optimal Payments

        Optimal Payments is a growing presence in the payments processing industry and provides technology and services that businesses require to accept credit card, electronic check and direct debit payments. Optimal Payments processes credit card payments for card-not-present and card-present (or, “swipe”) transactions, including Internet businesses, mail-order/telephone-order (“MOTO”) merchants, and retail point-of-sale merchants. Optimal Payments also processes checks and direct debits online and by telephone. Optimal Payments has approximately 135 employees and is headquartered in Montreal with operations throughout North America and in the United Kingdom. Optimal Payments currently has approximately 7,500 customers (merchants) using its credit card and electronic check products.

    Optimal Payments generates revenues primarily from fees charged to merchants for processing services, as well as from fees charged to consumers who utilize our FirePay® Personal Account stored-value offering. Fees charged to merchants typically include a discount rate, based upon a percentage of the dollar amounts processed, and a variety of fixed transaction or service fees. Merchant fees charged are based upon the merchant’s volume and risk profile. Fees charged to consumers are based on fixed transaction amounts. Revenue is recognized primarily at the time the transaction or service is performed and is recorded gross of amounts paid to the acquiring processing supplier. See note 2(b) to our interim consolidated financial statements.

    We retain a portion of amounts owed to certain merchants based on processing dollar volume for a period of six months to cover potential merchant credit losses, which can arise as a result of, among other things, disputes between consumers and merchants or association fines related to chargeback activity. The aggregate amount withheld is referred to as “reserves” and our liability to refund our customers is included in the line item “Customer reserves and security deposits” in the balance sheet contained in the consolidated financial statements included in this report. If disputes are not resolved in the merchant’s favour, the transaction is charged back to us and the purchase price is refunded to the merchant’s customer. If we are unable to collect from the merchant, we bear the credit risk for the full amount of the transaction. As a result, our acquiring processing suppliers require us to maintain certain amounts with them as reserves. Amounts withheld by our acquiring processing suppliers as reserves are included in cash and short-term investments on our balance sheet as “held as reserve”. For merchants who continue to use our services, we withhold and refund reserves on a rolling basis so that as new transactions are processed, we withhold a portion as the reserve, while at the same time refunding the reserves for which the six-month period has expired.

  Optimal Services Group

     Optimal Services Group (“OSG”) offers its customers a single-source solution for many of their computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. OSG also provides multi-vendor parts repair, refurbishment and inventory management services as part of its logistics services portfolio. OSG delivers services through an extensive service organization located throughout the United States and Canada. OSG has approximately 755 employees located throughout the United States and Canada.

     OSG’s primary source of revenue is contracted computer maintenance and technology support services. These contracts typically have a stipulated monthly fee over a fixed initial term, and continue thereafter unless canceled by either party. In addition, we enter into per-incident contracts with customers. Per-incident contracts can cover a range of services for computer maintenance or support services or can be for a specific service. Another form of per-incident service revenues is time and material billings for services provided on an as needed basis, principally for maintenance and repair.

     We also derive revenue from the repair of hardware and components at our logistics services and depot repair facilities. Pricing of these services is based on various factors, including equipment failure rates and costs of parts and labor. We customize our contracts to the customer, in general, based upon the nature of the customer’s requirements, the term of the contract and the services which are provided. Revenue is recognized upon the completion of services performed on a per-incident basis and ratably for contracts under which we charge a monthly fee.

Recent developments

        On September 30, 2004, we announced the appointment of Mark Dunn to the position of General Manager, U.S. Sales for Optimal Payments. Mr. Dunn has been involved in the payments industry for over 15 years and will focus on sales development including growing our sales agent/ISO network.

        On September 27, 2004, we announced that we anticipated revenue for the second half of 2004 will be in the range of $62 million to $64 million and operating earnings will be in the range of $7.5 million to $8.0 million. Our original guidance for the second half of 2004, announced on August 9, 2004, was for revenue to be in excess of $52 million and for operating earnings to be in excess of $3.0 million. We have defined “operating earnings” to mean earnings before stock-based compensation, amortization, foreign exchange and income taxes. The increase in guidance reflected:

  Increased financial performance and synergies resulting from the completion from our recent transactions.
  Greater transaction volume and price flexibility in our payments business. In particular, better than expected performance across all sectors of the payment business and increased demand for certain of our products, including our FirePay® stored-value gaming product.
  Cost savings and greater efficiencies in our services business.

   On July 1, 2004, Optimal Payments completed the acquisition of National Processing Services LLC (“NPS”), a Detroit, Michigan-based registered Visa® and MasterCard® independent sales organization for $15 million, of which $12 million was paid on closing with the balance to be paid in two tranches within a year of closing. The portfolios acquired in this transaction include approximately 4,500 merchants, processing in excess of $1 billion in annual credit and debit card volume. As a result of this acquisition, we anticipate that Optimal Payments’ customers will process approximately $2 billion in annual electronic check and credit card volume. The acquisition is accounted for using the purchase method of accounting and the financial results have been consolidated from the date of the acquisition. See note 3(f) to our interim consolidated financial statements for details of the transaction.

    On May 6, 2004, we disposed of Optimal Payments’ investment in ebs Electronic Billing Systems AG (“ebs Billing”). The shares in ebs Billing were sold to ebs Billing’s majority shareholder EBS Holding AG for a net cash consideration of $4.0 million. The investment in ebs Billing was no longer considered strategic to Optimal Payments; however Optimal Payments has continued its business relations with ebs Billing for the mutual providing of payment processing services.

    On April 8, 2004, we completed the sale of our U-Scan® self-checkout business to Fujitsu Transaction Solutions, Inc. (“Fujitsu”) for $35.0 million plus the assumption of certain liabilities. In the period ended September 30, 2004, we paid an amount of $4.8 million owing to Fujitsu as we collected a large portion of the accounts receivable and realized the cash thereon in advance of the sale. Thus, the net proceeds realized on the sale to Fujitsu was $30.2 million. The U-Scan® self-checkout business has been accounted for as discontinued operations commencing in the second quarter of 2004 and comparative figures have been reclassified accordingly. See note 3(c) to our interim consolidated financial statements.

    On April 6, 2004, the corporation’s name was changed from Optimal Robotics Corp. to Optimal Group Inc.

   On April 6, 2004, we completed the amalgamation of a wholly-owned subsidiary with Terra Payments Inc. (“Terra Payments”). The amalgamated company is a wholly-owned subsidiary of Optimal Group Inc. and has continued its business under the name of Optimal Payments Inc. We believe that this acquisition will provide us with a superior platform for enhanced growth and financial results. The acquisition is accounted for using the purchase method and the financial results have been consolidated from the date of the acquisition. See note 3(b) to our interim consolidated financial statements.

    On February 27, 2004, we acquired the hardware service division of Systech Retail Systems (“Systech”) at a net cost of approximately $3.5 million. We believe that the combination of the Systech hardware service division with our existing service organization will contribute positively to our financial results in 2004. The acquisition is accounted for using the purchase method and the financial results have been consolidated from the date of the acquisition. See note 3(a) to our interim consolidated financial statements.

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

Stock-based Compensation

Effective January 1, 2003, we adopted the fair value-based method to account for stock-based compensation and other stock-based payments. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting period. The fair value of stock options granted is determined at the date of grant using the Black-Scholes option pricing model. The total stock-based compensation amortized for the nine-month and three-month periods ended September 30, 2004 was $3.8 million and $1.9 million, respectively and is a non-cash expense.

Service Parts Inventory

Periodic revisions to obsolescence provisions are required, based upon the evaluation of several factors, including changes in usage levels and technology changes. Changes in these estimates are reflected immediately in income.

Merchant Losses

When a consumer pays a merchant for goods or services using a credit card and the consumer disputes the charge, the amount of the disputed item gets charged back to us and the credit card associations may levy fees against us. In addition, if our chargeback rate becomes excessive, credit card associations can also require us to pay fines. In turn, we attempt to recover from the merchant the amount charged back and the amount of such fines. However, we may not always be successful in doing so, for reasons which could include merchant insolvency. We evaluate the risk associated with each merchant and estimate our potential loss for chargebacks based primarily on historical experience and other relevant factors.

Goodwill and Other Intangibles

Goodwill and other intangible assets with indefinite lives are not amortized but rather evaluated under an impairment approach. Other intangible assets with finite lives continue to be amortized over their estimated useful lives. The amounts recorded as intangible assets at the date of acquisition represent the estimated fair value of these assets based on estimated future cash flows discounted at appropriate discount rates. In addition, in our assessment of impairment, we are required to determine the fair value of the businesses acquired from which the goodwill and intangibles originated. For intangibles with finite lives, we make estimates of future cash flows to be generated from the related assets.

Other Receivable

During Terra Payments’ fiscal year ended March 31, 2002, Terra Payments was assessed a charge of $6.8 million from one of its credit card suppliers of services. We believe this charge is largely unsubstantiated and are pursuing a claim through legal recourse. We have recorded a provision of $3.7 million against the amount receivable.

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

Financial Condition

        As at September 30, 2004, cash, cash equivalents and short-term investments totaled $177.4 million (including $20.9 million held as reserves), compared to $78.5 million as at December 31, 2003. The increase in cash and short-term investments is primarily due to the acquisition of Terra Payments, which resulted in the consolidation of its cash balance with the Optimal Group cash balance, and proceeds received on the disposals of the U-Scan self-checkout business and the investment in ebs Billing, offset by cash used for operations and for the acquisitions of Systech and NPS. As already described, a significant portion of cash and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see Overview – Optimal Payments). As at September 30, 2004, our cash position, net of bank indebtedness and customer reserves and security deposits, was as follows:

$000s
Cash and cash equivalents	75,136
Short-term investments	81,390
Cash and short-term investments - held as reserves	20,912

177,438

Less:
Bank indebtedness	(11,024)
Customer reserves and security deposits	(66,337)

Net	100,077

        Our portfolio of liquid and investment grade short-term investments consists of U.S. and Canadian dollar denominated discounted notes and bonds.

      Working capital as at September 30, 2004 was $86.6 million (December 31, 2003 — $92.7 million).

     Service parts inventory decreased by $1.5 million or 36% from $4.2 million as at December 31, 2003 to $2.7 million at September 30, 2004. This decrease is mainly attributable to inventory write-downs recorded in the second quarter. These write-downs were recorded for service parts inventory which were deemed to be no longer of use to us in light of the realignment of our services business. Service parts inventory as at September 30, 2004 pertain exclusively to the hardware maintenance and repair outsourcing services business segment and are comprised primarily of items to be consumed in the servicing of customers’ hardware.

    Goodwill and other intangible assets increased by $62.7, from $10.5 million as at December 31, 2003 to $73.2 million as at September 30, 2004. This increase resulted primarily from the acquisitions of Terra Payments, Systech and NPS (see note 3 to our interim consolidated financial statements).

        Bank indebtedness increased by $0.3 million or 3% from $10.7 million as at December 31, 2003 to $11.0 million as at September 30, 2004. The bank indebtedness was incurred on September 30, 2003 in connection with the acquisition of substantially all of the assets of RBA Inc. (“RBA”), a company that provides hardware maintenance outsourcing services. Due to the low-interest rate environment, we made a determination that it would be advantageous for us to utilize a portion of our bank operating credit facility to finance the RBA acquisition. The increase is due to foreign exchange fluctuations, as the indebtedness is denominated in Canadian dollars, as well as the accrual of interest for the period.

       Customer reserves and security deposits as at September 30, 2004 were $66.3 million compared to nil as at December 31, 2003. Customer reserves and security deposits pertain exclusively to the payments business segment, acquired in April 2004.

        We have no long-term debt. Shareholders’ equity as at September 30, 2004 was $174.3 million as compared to $113.3 million as at December 31, 2003. The increase is attributable primarily to the issuance of share capital resulting from the Terra Payments acquisition (see note 3(b) to our interim consolidated financial statements).

Results of Operations

(Current and comparative figures have been reclassified to reflect the disposition of the U-Scan® self-checkout business which has been accounted for as discontinued operations.)

Nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003

Revenues from continuing operations increased by $59.1 million, from $6.4 million in the nine-month period ended September 30, 2003 to $65.5 million in the nine-month period ended September 30, 2004. The increase in revenues is due primarily to the following business acquisitions which were completed on or subsequent to September 30, 2003:

  On September 30, 2003, we acquired substantially all the assets of RBA;
  On February 27, 2004, we acquired the hardware service division of Systech Retail Systems;
  On April 6, 2004, Terra Payments amalgamated with a wholly-owned subsidiary of ours; and
  On July 1, 2004, we acquired NPS.

Revenues for the nine-month period ended September 30, 2004 include revenues from the payments business segment from the transaction date of April 6, 2004 amounting to $30.3 million or approximately 46% of total revenues and revenues from the hardware maintenance and repair outsourcing services business segment of $35.2 million or approximately 54% of total revenues. For the nine-month period ended September 30, 2003, $6.4 million or 100% of total revenues was attributed to the hardware maintenance and repair outsourcing services business segment.

Transaction processing and service costs increased by $34.7 million, from $4.4 million in the nine-month period ended September 30, 2003 to $39.1 million in the nine-month period ended September 30, 2004. The increase in transaction processing and service costs is due primarily to the business acquisitions as described above. Transaction processing costs attributable to the payments business segment were $13.6 million or 35% of total transaction processing and service costs. Service costs attributable to the hardware maintenance and repair outsourcing services business segment accounted for $25.5 million or 65% of total transaction processing and service costs. Transaction processing and service costs include direct costs of providing the respective services such as interchange for the payments business segment and direct labour, freight charges, consumables and fleet costs for the hardware maintenance and repair outsourcing services business segment.

       Selling, general and administrative expenses increased by $15.7 million, from $7.0 million in the nine-month period ended September 30, 2003 to $22.7 million in the nine-month period ended September 30, 2004. The increase in selling, general and administrative expenses is due primarily to the business acquisitions as described above.

        Research and development expenses increased by $1.1 million from nil in the nine-month period ended September 30, 2003. Research and development expenses pertain exclusively to the payments business segment and are comprised primarily of personnel-related expenditures associated with the development of new solutions and the enhancement of existing offerings.

        Operating lease expenses increased by $2.5 million, from $0.5 million in the nine-month period ended September 30, 2003 to $3.0 million in the nine-month period ended September 30, 2004. The increase in operating lease expenses is due primarily to the business acquisitions as described above.

        Operating earnings were $0.8 million for the nine-month period ended September 30, 2004 compared to a loss of $4.7 million for the nine-month period ended September 30, 2003. Operating earnings (loss) is defined as earnings (loss) before restructuring costs, inventory write-downs, stock-based compensation, amortization of intangibles and property and equipment, foreign exchange, income taxes, discontinued operations and disposals of net assets,. Operating earnings (loss) is presented on the face of the Consolidated Statements of Operations as “Earnings (loss) before undernoted items”. Management believes operating earnings (loss) is a relevant measure of our performance. Operating earnings (loss) is not a measure of performance under Canadian GAAP or U.S. GAAP and should not be considered in isolation or as a substitute for net earnings prepared in accordance with Canadian GAAP or U.S. GAAP and therefore may not be comparable to similar measures presented by other companies.

        Restructuring costs of $1.3 million were recorded in our second quarter ended June 30, 2004 as a result of efficiency initiatives undertaken relating exclusively to the hardware maintenance and repair outsourcing services business segment. The restructuring costs related primarily to workforce reduction costs of $0.9 million and facility closure costs of $0.4 million.

        Inventory write-downs of $2.9 million were recorded in the six-month period ended June 30, 2004. These write-downs were recorded for service parts inventory that was deemed to be no longer of use to us in light of the realignment of our services business.

        Stock-based compensation is attributable to the accounting for the fair value of stock options granted in fiscal 2004. Total stock-based compensation related to stock options granted in 2004 was $19.7 million of which $3.2 million was amortized in the nine-month period ended September 30, 2004. Furthermore, as a result of the Terra Payments acquisition, deferred compensation of $2.7 million was recorded on the balance sheet as deferred compensation relating to the unvested Terra Payments stock options that we assumed (see note 3(b) to our interim consolidated financial statements), of which $0.6 million was amortized in the nine-month period ended September 30, 2004. The total stock-based compensation amortized for the nine-month period ended September 30, 2004 was $3.8 million and is a non-cash expense.

        Amortization of intangibles increased by $1.7 million, from $0.1 million in the nine-month period ended September 30, 2003 to $1.8 million in the nine-month period ended September 30, 2004. The increase in amortization is due primarily to the intangible assets acquired from the various business acquisitions as described above.

Amortization of property and equipment increased by $0.9 million, from $0.3 million in the nine-month period ended September 30, 2003 to $1.2 million in the nine-month period ended September 30, 2004. The increase in amortization is due primarily to the business acquisitions as described above.

        The provision for income taxes was $0.5 million for the nine-month period ended September 30, 2004 compared to a recovery of $2.9 million for the nine-month period ended September 30, 2003. The variance was due to the non-recognition of income tax benefits incurred in fiscal 2004 and non-deductible stock-based compensation (see note 11 to our interim consolidated financial statements).

        Loss from discontinued operations of $3.1 million relates exclusively to the operations of the U-Scan® self-checkout business as described above (see Recent developments above and note 3(c) to our interim consolidated financial statements).

        The gain on disposal of net assets from discontinued operations of $4.2 million, net of income taxes of $2.3 million, relates to the sale of the U-Scan® self-checkout business in April 2004 as described above (see Recent developments above and note 3(c) to our interim consolidated financial statements).

        Our net loss was $9.7 million for the nine-month period ended September 30, 2004 compared to a net loss of $3.3 million in the nine-month period ended September 30, 2003. On a per share basis, including discontinued operations, we lost $0.50 for the nine-month period ended September 30, 2004 compared to a loss of $0.22 for the comparable period in fiscal 2003.

Three–month period ended September 30, 2004 compared to the three-month period ended September 30, 2003

        Revenues from continuing operations increased by $29.0 million, from $2.2 million in the three-month period ended September 30, 2003 to $31.2 million in the three-month period ended September 30, 2004. The increase in revenues is due primarily to the following business acquisitions which were completed on or subsequent to September 30, 2003:

  On September 30, 2003, we acquired substantially all the assets of RBA;
  On February 27, 2004, we acquired the hardware service division of Systech Retail Systems;
  On April 6, 2004, Terra Payments amalgamated with a wholly-owned subsidiary of ours; and
  On July 1, 2004, we acquired NPS.

        Revenues for the three-month period ended September 30, 2004 include revenues from the payments business segment from the transaction date of April 6, 2004 amounting to $18.4 million or 59% of total revenues and revenues from the hardware maintenance and repair outsourcing services business segment of $12.8 million or 41% of total revenues. For the three-month period ended September 30, 2003, $2.2 million or 100% of total revenues was attributed to the hardware maintenance and repair outsourcing services business segment.

        Transaction processing and service costs increased by $16.1 million, from $1.6 million in the three-month period ended September 30, 2003 to $17.7 million in the three-month period ended September 30, 2004. The increase in transaction processing and service costs is due primarily to the business acquisitions as described above. Transaction processing costs attributable to the payments business segment were $8.8 million or 50% of total transaction processing and service costs. Service costs attributable to the hardware maintenance and repair outsourcing services business segment accounted for $8.9 million or 50% of total transaction processing and service costs. Transaction processing and service costs include the direct costs of providing such services, including interchange for the payments business segment and direct labour, freight charges, consumables and fleet costs for the hardware maintenance and repair outsourcing services business segment.

      Selling, general and administrative expenses increased by $6.0 million, from $2.4 million in the three-month period ended September 30, 2003 to $8.4 million in the three-month period ended September 30, 2004. The increase in selling, general and administrative expenses is due primarily to the business acquisitions as described above.

        Research and development expenses increased by $0.6 million in the period from nil in the three-month period ended September 30, 2003. Research and development expenses pertain exclusively to the payments business segment and are comprised primarily of personnel-related expenditures associated with the development of new solutions and the enhancement of existing offerings.

        Operating lease expenses increased by $0.9 million, from $0.2 million in the three-month period ended September 30, 2003 to $1.1 million in the three-month period ended September 30, 2004. The increase in operating lease expenses is due primarily to the business acquisitions as described above.

        Operating earnings were $3.9 million for the three-month period ended September 30, 2004 compared to a loss of $1.7 million for the three-month period ended September 30, 2003. Operating earnings (loss) is defined as earnings (loss) before restructuring costs, inventory write-downs, stock-based compensation, amortization of intangibles and property and equipment, foreign exchange, income taxes, discontinued operations and disposals of net assets. Operating earnings (loss) is presented on the face of the Consolidated Statement of Operations as “Earnings (loss) before undernoted items”. Management believes operating earnings (loss) is a relevant measure of our performance. Operating earnings (loss) is not a measure of performance under Canadian GAAP or U.S. GAAP and should not be considered in isolation or as a substitute for net earnings prepared in accordance with Canadian GAAP or U.S. GAAP and therefore may not be comparable to similar measures presented by other companies.

        Stock-based compensation is attributable to the accounting for the fair value of stock options granted in fiscal 2004, while no stock options were granted in fiscal 2003. Total stock-based compensation related to stock options granted in 2004 was $19.7 million of which $1.6 million was amortized in the three-month period ended September 30, 2004. Furthermore, as a result of the Terra Payments acquisition, deferred compensation of $2.7 million was recorded on the balance sheet as deferred compensation relating to the unvested Terra Payments stock options that we assumed (see note 3(b) to our interim consolidated financial statements), of which $0.3 million was amortized in the three-month period ended September 30, 2004. The total stock-based compensation amortized for the three-month period ended September 30, 2004 was $1.9 million and is a non-cash expense.

        Amortization of intangibles increased by $1.0 million, from nil in the three-month period ended September 30, 2003. The increase in amortization is due primarily to the intangible assets acquired from the various business acquisitions as described above.

        Amortization of property and equipment increased by $0.4 million, from $0.1 million in the three-month period ended September 30, 2003 to $0.5 million in the three-month period ended September 30, 2004. The increase in amortization is due primarily to the business acquisitions as described above.

        Provision for income taxes was $0.5 million for the three-month period ended September 30, 2004 compared to nil for the three-month period ended September 30, 2003. The variance was due primarily to the non-recognition of income tax benefits incurred in the period and non-deductible stock-based compensation (see note 11 to our interim consolidated financial statements).

  Our net earnings was $0.1 million in the quarter compared to a net loss of $2.1 million in the third quarter of fiscal 2003. On a per share basis we earned $0.01 in the third quarter of fiscal 2004 compared to a loss of $0.14 in the third quarter of fiscal 2003.

Liquidity and Capital Resources

        As at September 30, 2004, we had cash, cash equivalents and short-term investments of $177.4 million (including $20.9 million held as reserves) (December 31, 2003 — $78.5 million), and working capital of $86.6 million (December 31, 2003 — $92.7 million). As described above, a significant portion of cash, cash equivalents and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see Overview – Optimal Payments). As at September 30, 2004, our cash position net of bank indebtedness and customer reserves and security deposits was $100.1 million (see Financial Condition above).

        Operating activities used $6.8 million of cash and cash equivalents in the nine-month period ended September 30, 2004, compared to the use of cash of $3.4 million during the nine–month period ended September 30, 2003. The increase in the use of cash was due primarily to working capital requirements.

        For the three-month period ended September 30, 2004, operating activities generated $6.8 million of cash as compared to $0.7 million of cash generated in the three-month period ended September 30, 2003. The increase in cash generated from operating activities was due primarily to increases in accounts payable and customer reserves and security deposits.

        In the nine–month period ended September 30, 2004, $77.6 million was generated from investing activities compared to $3.5 million generated in the nine-month period ended September 30, 2003. The increase in cash generated from investing activities of $74.1 million is due primarily to $43.4 million of cash acquired on the acquisition of Terra, net proceeds of $30.2 million from the sale of our U-Scan® self-checkout business, proceeds of $4.0 million on the disposal of our investment in EBS, an increase of $9.1 million generated from short-term investments offset by an increase in cash used for acquisitions of $10.9 million and an increase in cash used for additions of property and equipment of $1.8 million.

        In the three–month period ended September 30, 2004, $5.5 million was generated from investing activities compared to $1.8 million generated in the nine-month period ended September 30, 2003. The increase in cash generated from investing activities of $3.7 million is due primarily to an increase of $15.1 million generated from short-term investments offset by an increase in cash used for acquisitions of $6.0 million, a purchase price adjustment pertaining to the sale of our U-Scan® self-checkout business of $4.8 million and an increase in cash used for additions of property and equipment of $0.5 million.

        For the nine-month period ended September 30, 2004, cash generated from financing activities was $0.3 million compared to $6.5 million generated in the nine-month period ended September 30, 2003. The decrease of $6.2 million is due primarily to a reduction in cash from bank indebtedness of $5.6 million.

        For the three-month period ended September 30, 2004, cash generated from financing activities was $0.8 million compared to $6.5 million generated in the nine-month period ended September 30, 2003. The decrease of $5.7 million is due primarily to a reduction in cash from bank indebtedness of $5.2 million.

        We believe that our cash and short-term investments will be adequate to meet our needs for at least the next 12 months.

Forward-Looking Statements

        This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of our company or any other person that the objectives and plans of our company will be achieved.

     The following factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors discussed below may affect us to a greater extent than indicated. These risks factors are discussed in the context of the business as it exists at the date of this Form 10-Q. Except to the extent set forth below, risk factors related to the self-checkout business, which we no longer operate have ceased to be relevant to us. Risks related to our operations, including both the service and payments businesses are presented below under “RISKS RELATED TO OUR OPERATIONS”. Risks related specifically to our service business are presented below under “RISKS RELATED TO OUR SERVICE BUSINESS” and risks related specifically to the payments business are presented below under “RISKS RELATED TO OUR PAYMENT BUSINESS”. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

        WE MAY BE UNABLE TO FIND SUITABLE ACQUISITION CANDIDATES AND MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE BUSINESSES THAT MAY BE ACQUIRED INTO OUR OPERATIONS. As part of our recent history and future growth strategy, we have acquired, and intend to continue to acquire, other businesses. In the future, we may continue to seek acquisition candidates and, from time to time, engage in exploratory discussions with suitable candidates. There can be no assurance, however, that we will be able to identify and acquire targeted businesses or, to the extent required, obtain financing for such acquisitions on satisfactory terms. The process of integrating acquired businesses into our operations may involve unforeseen difficulties and may require a disproportionate amount of resources and management attention. In connection with future acquisitions, we may incur significant charges to earnings. Acquisitions involve a number of special risks, including the time and expense associated with identifying and evaluating acquisitions, the diversion of management’s attention from day-to-day operations, the difficulty in integrating widely dispersed operations with distinct corporate cultures, the potential loss of key employees of the acquired company, the difficulty of incorporating acquired technologies successfully, the potential impairment of relationships with employees, clients and strategic partners and the inability to maintain uniform standards, controls, procedures and policies. In addition, customer satisfaction or performance problems at a single acquired firm could have a material adverse effect on our reputation. Future acquisitions may be financed through the issuance of common shares, which may dilute the ownership of our shareholders, or through the incurrence of indebtedness. Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of making acquisitions or making suitable acquisitions unattainable.

RISKS RELATED TO OUR SERVICES BUSINESS

        The services business is subject to a number of risks, which, should they materialize, can have a material adverse effect on our business, revenues, operating results and financial condition, including those set forth below:

        OUR CONTRACTS FOR SERVICES MAY NOT BE RENEWED OR MAY BE REDUCED. As is customary in the hardware services industry, we can experience reductions in our contract-based revenue, as customers may eliminate certain equipment or services from coverage under their contracts. We believe that the principal reasons for the loss of contract-based revenue are the replacement of the equipment being serviced with new equipment covered under a manufacturer’s warranty, the discontinuance of the use of equipment being serviced for a customer due to obsolescence or a customer’s determination (based on cost, quality and scope of services) to utilize a competitor’s services or to move technical support services in house. There can be no assurance that we will be able to offset the reduction of contract-based revenue and maintain revenue growth through new contracts in the future. Any failure to enter into new contracts, add additional services and equipment to existing contracts or consummate acquisitions could have a material adverse effect on our results.

        WE RELY UPON CERTAIN CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR SERVICES REVENUES. Two customers accounted for approximately 22% and 10% of our year to date revenues from our services business, respectively. Any reduction in volume from any of these customers could have a material adverse effect on our services results.

        OUR BUSINESS IS AFFECTED BY COMPUTER INDUSTRY TRENDS. Our future success is dependent upon (i) the continuation of a number of trends in the computer industry, including the migration by information technology end-users to multi-vendor and multi-system computing environments, the overall increase in the sophistication and interdependency of computing technology, and a focus by information technology managers on cost efficient management and (ii) our ability to diversify our services to meet the needs of clients with respect to these trends. We believe that these trends have resulted in a movement by both end-users and original equipment manufacturers (each, an “OEM”) towards outsourcing and an increased demand for support service providers that have the ability to provide a broad range of multi-vendor support services. There can be no assurance that these trends will continue in the future

        WE OPERATE IN A MARKET SUBJECT TO RAPID TECHNOLOGICAL CHANGE. Rapid technological change and compressed product life cycles are prevalent in the computer industry, which may lead to the development of improved or lower cost technologies, higher quality hardware with significantly reduced failure rates and maintenance needs, or customer decisions to replace rather than continue to repair and maintain aging hardware, which could result in a reduced need for our services in the future. Moreover, such rapid technological changes could adversely affect our ability to predict equipment failure rates and, therefore, to establish prices that provide adequate financial results. Similarly, new computer systems could be built based upon proprietary, as opposed to open, systems that cannot be serviced by us.

        THE FAILURE OF OUR SYSTEMS COULD NEGATIVELY IMPACT OUR BUSINESS AND OUR REPUTATION. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins, security breaches and similar events could damage our systems. Computer viruses, disgruntled or rogue employees, electronic break-ins or other similar disruptive problems, including those beyond our control, could also adversely affect our systems. Our business and reputation could be adversely affected if such systems were affected by any of these occurrences. Our existing or future insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. In order to prepare for certain types of system problems, we are developing a formal disaster recovery plan, however, there is no assurance that any disaster recovery plan which we might implement will protect us from all possible systems failures. Any system failure, including network, software or hardware failure, that causes a delay or interruption in our services could result in reduced revenue and harm to our reputation, brand and relations with our customers.

        OUR PER INCIDENT REVENUES ARE VARIABLE. Per incident revenues, which consist primarily of revenues from services performed for customers on an as requested basis (e.g., projects, help desk services, parts repair, installations and moves, installation and de-installation of computer equipment), are subject to monthly variation due to the nature of per incident revenue transactions. It is difficult for us to estimate the impact or amount of future per incident revenues because per incident revenues are dependent on customer demand, which fluctuates based upon various factors such as competition and customers’ use of internal employees. We may not be able to generate significant amounts of per incident revenue in the future.

        WE OPERATE IN A HIGHLY COMPETITIVE MARKET AND THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT OR FUTURE COMPETITORS. Competition among hardware support service providers, both OEM’s and independent service organizations, is intense. We believe that a significant portion of industry hardware maintenance services is currently serviced by OEM service organizations. The remainder of the technology support services market is serviced by a small number of larger, independent companies, such as ourselves, offering a broader range of service capabilities, as well as numerous small companies focusing on narrower areas of expertise or serving limited geographic areas.

        In many instances, OEM service organizations have greater resources than us, and, because of their access to the OEM’s engineering data, may be able to respond more quickly to servicing equipment that incorporates new or emerging technologies. Moreover, some OEM’s do not make available to end-users or independent service organizations the technical information, repairable parts, diagnostics, information that relates to engineering changes and other support items required to service their products, and design and sell their products in a manner so as to make it virtually impossible for a third party to perform maintenance services without potentially infringing upon certain proprietary rights of the OEM. In addition, OEM’s are sometimes able to develop proprietary remote diagnostic or monitoring systems, which we may not be able to offer. Therefore, OEM service organizations sometimes have a cost and timing advantage over us because we must first develop or acquire from another party the required support items before we can provide services for that equipment. An OEM’s cost advantage, the unavailability of required support items or various proprietary rights of the OEM may preclude us from servicing certain products. Furthermore, OEM’s usually provide warranty coverage for new equipment for specified periods, during which it is not economically feasible for us to compete for the provision of maintenance services. To the extent that OEM’s choose, for marketing reasons or otherwise, to expand their warranty periods or terms, our business may be adversely affected.

        WE RELY ON SINGLE SUPPLIERS FOR SOME OF OUR INVENTORY. Spare parts purchases are made from OEM’s and other vendors. We, from time to time, will have only a single supplier for a particular part, which, in some cases, may be the OEM for such spare part. Should a supplier be unwilling or unable to supply any part or component in a timely manner, our business could be adversely affected.

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

        WE MAY BE SUBJECT TO UNFORESEEN DIFFICULTIES IN MANAGING CUSTOMERS’ EQUIPMENT. In some instances, we manage equipment on behalf of our customers. In these cases, we are required to adhere to specific service level agreements. Any negative variation from the contractual service level agreement could result in us having to reimburse the customer for the variance. As well, we could have to provide discounts to the customer for a negative variation in the specified service level.

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

RISKS RELATED TO OUR PAYMENTS BUSINESS

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

        When a consumer pays a merchant for goods or services using a credit card and the cardholder disputes the charge, the amount of the disputed item gets charged back to us and the credit card associations may levy fees against us. Chargebacks may arise from the unauthorized use of a cardholder’s card number or from a cardholder’s claim that a merchant failed to perform. Chargebacks may also arise when a consumer pays a merchant for goods or services using a check and the financial institution returns the check. In addition, if our chargeback rate becomes excessive, credit card associations can also require us to pay fines and have done so in the past. There is no assurance that we will not be required to pay fines in the future and the amount of such fines may be material.

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

        WE MAY NOT BE ABLE TO SAFEGUARD AGAINST SECURITY AND PRIVACY BREACHES IN OUR ELECTRONIC TRANSACTIONS. Any inability on our part to protect the security and privacy of our electronic transactions could have a material adverse effect on our profitability. A security or privacy breach could:

• expose us to additional liability and to potentially costly litigation;
• increase expenses relating to resolution of these breaches;
• deter customers from using our products; and
• decrease market acceptance of electronic commerce transactions generally.

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

        WE MUST COMPLY WITH CREDIT CARD AND CHECK CLEARING ASSOCIATION RULES AND PRACTICES WHICH COULD IMPOSE ADDITIONAL COSTS AND BURDENS ON OUR PAYMENTS BUSINESS. As a registered party, we must comply with the operating rules of the Visa® and MasterCard® credit card associations and the National Automated Clearing House Association for checks. The associations’ members set these rules. The associations could adopt operating rules with which we might find it difficult or even impossible to comply.

        Furthermore, in cases of fraud or disputes between consumers and merchants, we face chargebacks when credit card holders dispute items for which they have been billed. If our chargebacks become excessive, our processing suppliers could fine us or terminate our ability to accept credit cards for payments. The termination of our relationship with credit card associations or acquiring banks would limit our ability to provide transaction-processing services.

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

        THE FAILURE OF OUR SYSTEMS, THE SYSTEMS OF THIRD PARTIES OR THE INTERNET COULD NEGATIVELY IMPACT OUR BUSINESS SYSTEMS AND OUR REPUTATION. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins, security breaches and similar events could damage our systems. Computer viruses, disgruntled or rogue employees, electronic break-ins or other similar disruptive problems, including those beyond our control, could also adversely affect our systems. Our business and reputation could be adversely affected if such systems were affected by any of these occurrences. Our existing or future insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

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

        Our success in our online business will depend, in large part, on other companies maintaining the Internet infrastructure. In particular, we will rely on the ability of Internet service providers (“ISPs”), telecommunication and other companies to maintain a reliable network backbone that provides adequate speed, data capacity and the infrastructure or complementary products and services necessary to establish and maintain the Internet as a viable commercial medium.

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

        THE LEGAL STATUS OF INTERNET GAMING IS UNCERTAIN AND FUTURE REGULATION MAY MAKE IT COSTLY OR IMPOSSIBLE TO CONTINUE PROCESSING FOR GAMING MERCHANTS. As electronic commerce in general and most of the products and services that we offer are relatively new, the manner in which existing provincial, federal and foreign government regulations may be applied is uncertain and difficult to predict. Due to the relatively recent development of Internet gaming, there are few laws or regulations that deal directly with the payment processing of this application and there is uncertainty as to the legal status of Internet gaming. While some jurisdictions have taken the position that Internet gaming is legal and have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions, other jurisdictions have taken the opposite view and enacted legislation to attempt to restrict or prohibit Internet gaming. For example, in the United States for the past several years there have been conflicting efforts to clarify the status of Internet gaming. The impact of those efforts cannot be predicted. To date, no legislation on the subject has successfully passed the U.S. Congress and become law. Moreover, the impact of enactment of Internet gaming legislation would not necessarily be immediately apparent, as any new law addressing the funding of Internet gaming likely would require implementing regulations in order to take full effect. Those regulations may require some time to formulate and adopt. Should the United States government decide to enact legislation making the funding of Internet gaming activities by U.S. residents unlawful, it would have a significant negative impact on us. As a result, we have taken the initiative and continue to invest in the diversification of our revenue base towards the continued diminishing of our reliance on Internet gaming payments emanating from U.S. residents. Since we derive a substantial portion of our revenue from processing transactions for licensed Internet gaming, we may be exposed to governmental investigations and/or lawsuits initiated by the public in jurisdictions where Internet gaming is restricted or prohibited. Any adverse findings or rulings rendered against us in such jurisdictions could have a material adverse effect on our business, revenues, operating results and financial condition. This uncertainty could affect us indirectly through the effect experienced by our clients and on their revenues and directly in the event that we are restricted from conducting our activities, such as if the banks through which we settle our clients’ transactions terminate their agreements with us or significantly increase the costs to us for their services, or certain credit card issuing banks continue to reject Internet gaming transactions.

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

        Existing legislation in Canada, the United States and abroad regulates communications or commerce specifically; however, the application of such laws in the context of the Internet and electronic commerce is uncertain. Laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation and the characteristics and quality of online products and services are under consideration by federal, provincial, state, local and foreign governments and agencies.

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

        IT MAY BE COSTLY AND/OR TIME-CONSUMING TO ENFORCE OUR RIGHTS WITH RESPECT TO ASSETS HELD IN FOREIGN JURISDICTIONS. Certain of our suppliers’ processing agreements require us to maintain cash reserves with such supplier. In some instances, these suppliers are located in overseas jurisdictions including the Caribbean and Europe. Should such a processing supplier not release our reserves in accordance with contractual requirements, we would be required to take legal action within that foreign jurisdiction. Any delay or inability in obtaining the funds held as reserve and the diversion of resources required to pursue the funds could negatively impact our financial condition and results of operations.

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

        Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently. Policing unauthorized use of our products and services is and will continue to be difficult, particularly in the global environment in which we operate, and the laws of other jurisdictions may afford us little or no effective protection of our intellectual property. The global nature of the Internet will make it difficult to control the ultimate destinations of our products or services. We rely in part on “on-screen” licenses, which are not manually signed by end-users and, therefore, may be unenforceable under some laws. There is no assurance that any steps taken by us will prevent others from misappropriating our technology. We may engage in litigation related to our intellectual property; however, such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources.

        In addition, there is no assurance that our products and services are not within the scope of intellectual property rights held by others, either now or in the future. If any claims are asserted, we may seek to obtain a license under a third party’s intellectual property rights. There can be no assurance that such a license would be available on reasonable terms or at all. We may also decide to defend against a claim of infringement; but litigation, even if successful, is costly and may have a material adverse effect on us regardless of the eventual outcome.

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

        WE RELY UPON INDEPENDENT SALES AGENTS TO RETAIN AND ACQUIRE OUR CUSTOMERS. In addition to our internal sales and marketing efforts, we rely upon independent sales agents to retain and acquire customers. Our arrangements with these independent sales agents are non-exclusive. Any failure by us to maintain our relationships with our independent sales agents could negatively impact our results of operations.

       OUR BUSINESS SYSTEMS ARE BASED ON SOPHISTICATED TECHNOLOGY WHICH MAY BE NEGATIVELY AFFECTED BY TECHNOLOGICAL DEFECTS AND PRODUCT DEVELOPMENT DELAYS. Products and services based on sophisticated technology and computing systems often encounter development delays, and the underlying technology may contain undetected errors or failures when introduced or when the volume of services provided increases. We may experience delays in the development of our products, or the technology and computing systems underlying our services, such as our transaction processing services. In addition, despite testing, it is possible that our technology may nevertheless contain errors, and this could delay product launches and innovations and damage customer relations.

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

        OUR ABILITY TO PROCESS ELECTRONIC TRANSACTIONS DEPENDS ON BANK PROCESSING AND CREDIT CARD SYSTEMS. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. In order to prepare for certain types of system problems, we have developed and are testing a formal disaster recovery plan, however, there is no assurance that any disaster recovery plan which we might implement will protect us from all possible systems failures. Any system failure, including network, software or hardware failure, that causes a delay or interruption in our electronic payment services could result in reduced use, reduced revenue and harm to our reputation, brand and relations with merchants and end-users.

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

        WE MAY BE SUBJECT TO LIABILITY OR BUSINESS INTERRUPTION AS A RESULT OF UNAUTHORIZED DISCLOSURE OF MERCHANT AND CARDHOLDER DATA THAT WE STORE. We collect and store sensitive data about merchants and cardholders, including names, addresses, social security numbers, drivers’ license numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. In addition, we maintain a database of cardholder data relating to specific transactions, including payment card numbers and cardholder addresses, in order to process the transactions and for fraud prevention and other internal processes. If a person penetrates our network security or otherwise misappropriates sensitive merchant or cardholder data, we could be subject to liability or business interruption.

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

RISKS RELATED TO OUR OPERATION OF THE U-SCAN(R)SELF-CHECKOUT BUSINESS

        WE MAY BE SUBJECT TO ADDITIONAL LITIGATION STEMMING FROM OUR OPERATION OF THE U-SCAN® SELF-CHECKOUT BUSINESS. We recently settled an action alleging that the U-Scan® self-checkout systems that we marketed infringed upon the claimant’s patent. A second party has sent demand letters to us alleging a different patent infringement (see Part II — Other Information; Item 1 – Legal Proceedings). We may in the future be subject to other litigation, which relates to our having carried on the self-checkout business. Litigation may be time consuming, expensive and distracting from the conduct of our current businesses, and the outcome of litigation is difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes to the disclosures of market risk, as contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

        As of September 30, 2004 (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

        Additionally, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control during our most recent fiscal quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        We received a demand letter in 1999, and again in February 2001 from the same party, alleging a patent infringement related to the U-Scan® self-checkout business that we were operating at that time. In March 2003, this party sent a third demand letter to us alleging infringement of additional patents. Although, after consultation with counsel, we believe that this claimant should not prevail if a lawsuit is brought to assert its claims and that the assertion of these claims will not have a material adverse effect on our business or prospects, no assurance can be given that a court will not find that the U-Scan® self-checkout system infringes upon such claimant’s rights. We sold our self-checkout business on April 8, 2004, and no longer market or sell the U-Scan® self-checkout system.

        In connection with the sale of our U-Scan® self-checkout business on April 8, 2004 to Fujitsu Transaction Solutions Inc., orders were obtained from the Superior Court of Quebec permitting us to submit the sale to Fujitsu to our shareholders for approval in lieu of the originally proposed sale to NCR Corporation. NCR is seeking to appeal these decisions. Although we believe that these appeals should not prevail, no assurance can be given that the Court of Appeal of Quebec will not overturn the Superior Court’s decisions. Should NCR succeed in its appeal, it could result in a material adverse consequence to us. NCR has also delivered a notice of dispute under its now terminated purchase agreement alleging a breach by us of the non-solicitation provisions of that agreement. We believe that such allegations are without merit and intend to vigorously defend ourselves in any arbitration proceedings that may ensue. We believe that, even if NCR were successful in any such arbitration proceedings, it would not result in any material adverse consequence to us.

        We are also party to litigation arising in the normal course of operations. We do not expect the resolution of such matters to have a materially adverse effect on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On July 16, 2004, we issued 18,128 common shares as a result of the exercise of a warrant. The proceeds of approximately $0.1 million will be used for general corporate purposes. The holder of the warrant was not located in the United States and was not a “U.S. Person” within the meaning of Regulation S, and, accordingly, the issuance of common shares pursuant to the exercise of the warrant was not subject to the registration requirements of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

        The registrant has nothing to report under this item.

Item 4. Submission of Matters to a Vote of Security Holders

        The registrant has nothing to report under this item.

Item 5. Other Information

Reporting Status

        We were a foreign private issuer under the rules and regulations of the Commission as of September 30, 2004. As in the past, we intend to voluntarily file annual reports on Form 10-K and quarterly reports on Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit
10.22 31.1 31.2 32.1 32.2
Asset Purchase Agreement among Optimal Payments Corp. and NPS Holdings LLC, NPS Manager,
Inc. and The Members of NPS Holdings LLC Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Reports on Form 8-K

The	following reports on Form 8-K were filed for the three-month period ended September 30, 2004.

1. 2. 3. 4.	Form 8-K furnished to the Commission on July 2, 2004 (Item 9)
Form 8-K furnished to the Commission on August 2, 2004 (Item 9)
Form 8-K furnished to the Commission on September 27, 2004 (Item 7.01)
Form 8-K furnished to the Commission on September 30, 2004 (Item 7.01)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 4, 2004

OPTIMAL GROUP INC.

By: /s/ Holden L. Ostrin
      -------------------------------------------------
            Holden L. Ostrin
            Co-Chairman

By: /s/ Gary S. Wechsler
      -------------------------------------------------
            Gary S. Wechsler
            Treasurer and Chief Financial
Officer