Form 10-Q/A
period 2004-09-30
OPTIMAL GROUP INC
filed 2004-11-08
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q / A

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

OPTIMAL GROUP INC.
Explanatory Note

This Amendment No. 1 to the Form 10-Q quarterly report of Optimal Group Inc. (the "Registrant") amends and restates in its entirety the Form 10-Q quarterly report of the Registrant for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 4, 2004. This Amendment No. 1 is being filed to correct an inadvertent error contained in Note 13(a) of the notes to our interim consolidated financial statements for the quarterly period ended September 30, 2004. In Note 13(a) of the notes to our interim consolidated financial statements, under the heading "Three months ended September 30, 2004", our earnings from continuing operations before income taxes for our payments segment is changed from $3,924,963 to $2,405,403, and our loss from continuing operations before income taxes for our hardware maintenance and repair outsourcing services segment is changed from $(3,256,437) to $(1,736,877); and, correspondingly, our earnings from continuing operations for our payments segment is changed from $3,168,784 to $1,649,224, and our loss from continuing operations for our hardware maintenance and repair outsourcing services segment is changed from $(3,036,902) to $(1,517,342). In Note 13(a) of the notes to our interim consolidated financial statements, under the heading "Nine months ended September 30, 2004", our earnings from continuing operations before income taxes for our payments segment is changed from $4,960,550 to $2,082,287, and our loss from continuing operations before income taxes for our hardware maintenance and repair outsourcing services segment is changed from $(15,184,963) to $(12,306,700); and, correspondingly, our earnings from continuing operations for our payments segment is changed from $3,896,088 to $1,017,825, and our loss from continuing operations for our hardware maintenance and repair outsourcing services segment is changed from $(14,637,428) to $(11,759,165). No other revisions have been made.

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

        13.     Segmented information (continued):

(a) Information on the operating segments is as follows:

	Payment services	Hardware maintenance and repair services	Consolidated

Three months ended September 30, 2004:

Revenues	$18,406,734	$12,811,988	$31,218,722
Transaction processing/service costs	8,775,693	8,922,313	17,698,006
Amortization	1,013,386	391,771	1,405,157
Investment income	252,169	259,889	512,058
Stock-based compensation	1,519,560	378,603	1,898,163
Earnings (loss) from continuing operations before
income taxes	2,405,403	(1,736,877)	668,526
Provision for (recovery of) income taxes	756,179	(219,535)	536,644
Earnings (loss) from continuing operations	1,649,224	(1,517,342)	131,882

Three months ended September 30, 2003:

Revenues	$-	$2,212,246	$2,212,246
Transaction processing/service costs	-	1,564,152	1,564,152
Amortization	-	156,685	156,685
Investment income	-	205,082	205,082
Loss from continuing operations before income taxes	-	(1,903,739)	(1,903,739)
Loss from continuing operations	-	(1,903,739)	(1,903,739)

Nine months ended September 30, 2004:

Revenues	$30,302,298	$35,238,510	$65,540,808
Transaction processing/service costs	13,619,752	25,450,664	39,070,416
Amortization	1,867,862	1,169,374	3,037,236
Investment income	438,950	633,580	1,072,530
Stock-based compensation	2,878,263	953,613	3,831,876
Restructuring costs	76,310	1,248,338	1,324,648
Inventory write-downs	-	2,930,536	2,930,536
Earnings (loss) from continuing operations before
income taxes	2,082,287	(12,306,700)	(10,224,413)
Provision for (recovery of) income taxes	1,064,462	(547,535)	516,927
Loss from continuing operations	1,017,825	(11,759,165)	(10,741,340)

Nine months ended September 30, 2003:

Revenues	$-	$6,409,025	$6,409,025
Transaction processing/service costs	-	4,368,157	4,368,157
Amortization	-	457,516	457,516
Investment income	-	716,244	716,244
Loss from continuing operations before income taxes	-	(5,509,717)	(5,509,717)
Recovery of income taxes	-	(2,879,000)	(2,879,000)
Loss from continuing operations	-	(2,630,717)	(2,630,717)

13.     Segmented information (continued):

    (a)        Information on the operating segments is as follows (continued):

	Payment services	Hardware maintenance and repair services		Consolidated

September 30, 2004:

Total assets	$170,764,814	$111,783,373		$282,548,187

Total additions to property and equipment
and intangibles for the nine months ended
September 30, 2004:
- through business acquisitions	$59,441,362	$5,243,686		$64,585,053
- thereafter	806,820	1,251,702		2,058,522

December 31, 2003:

Total assets	$-	$104,299,328	(1)	$104,299,328	(1)

Total additions to property and equipment
and intangibles for the year ended
December 31, 2003	-	$7,564,947		$7,564,947

(1) Excluding $31,242,997 of total assets related to discontinued operations.

(b) Geographic information is as follows:

	Revenues				Property and equipment, goodwill and intangibles

	Three months ended September 30,		Nine months ended September 30,		September 30,	December 31,
	2004	2003	2004	2003	2004	2003

Canada	$8,391,053	$-	$22,731,606	$-	$54,559,218	$8,196,857
United States	14,356,858	2,212,246	26,788,943	6,409,025	-	4,251,890
Other	8,470,811	-	16,020,259	-	22,983,368	-

	$31,218,722	$2,212,246	$65,540,808	$6,409,025	$77,542,586	$12,448,747

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
10.22 31.1 31.2 32.1 32.2

Asset Purchase Agreement among Optimal Payments Corp. and NPS Holdings LLC, NPS Manager,
Inc. and The Members of NPS Holdings LLC*

(a) Certification relating to the originally filed third quarter 2004 Form 10-Q of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(b)  Certification relating to the originally filed third quarter 2004 Form 10-Q for the period ended September 30, 2004, as amended by Form 10-Q/A (Amendment No. 1) of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a) Certification relating to the originally filed third quarter 2004 Form 10-Q of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(b) Certification relating to the originally filed third quarter 2004 Form 10-Q for the period ended September 30, 2004, as amended by Form 10-Q/A (Amendment No. 1) of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a) Certification  relating to the originally filed third quarter 2004 Form 10-Q of the Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b) Certification  relating to the originally filed third quarter 2004 Form 10-Q for the period ended September 30, 2004, as amended by Form 10-Q/A (Amendment No. 1) of the Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a) Certification  relating to the originally filed third quarter 2004 Form 10-Q of the Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

">

(b) Certification  relating to the originally filed third quarter 2004 Form 10-Q for the period ended September 30, 2004, as amended by Form 10-Q/A (Amendment No. 1) of the Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The	following reports on Form 8-K were filed for the three-month period ended September 30, 2004.

1. 2. 3. 4.

Form 8-K furnished to the Commission on July 2, 2004 (Item 9)*
Form 8-K furnished to the Commission on August 2, 2004 (Item 9)*
Form 8-K furnished to the Commission on September 27, 2004 (Item 7.01)*
Form 8-K furnished to the Commission on September 30, 2004 (Item 7.01)*

* Filed with Originally Filed First Quarter 2004 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 5, 2004

OPTIMAL GROUP INC.

By: /s/ Holden L. Ostrin
      -------------------------------------------------
            Holden L. Ostrin
            Co-Chairman

By: /s/ Gary S. Wechsler
      -------------------------------------------------
            Gary S. Wechsler
            Treasurer and Chief Financial
Officer