Form 10-Q/A
period 2004-09-30
OPTIMAL GROUP INC
filed 2004-11-09
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q / A

(Amendment No. 2)

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

OPTIMAL GROUP INC.
Explanatory Note

This Amendment No. 2 to the Form 10-Q quarterly report of Optimal Group Inc. (the "Registrant") amends and restates in its entirety the Form 10-Q quarterly report of the Registrant for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 4, 2004, as amended by Amendment No. 1 to Form 10-Q of the Registrant filed with the Securities and Exchange Commission on November 5, 2004. This Amendment No. 2 is being filed to correct an inadvertent error contained in Note 14(c) of the notes to our interim consolidated financial statements for the quarterly period ended September 30, 2004. In Note 14(c) of the notes to our interim consolidated financial statements, under the heading "Three months ended September 30", our pro forma net loss for the three-month period in 2003 is changed from $(737,529) to $(1,839,872), and our diluted loss per share for the three-month period in 2003 is changed from $(0.03) to $(0.08). In Note 14(c) of the notes to our interim consolidated financial statements, under the heading "Nine months ended September 30", our pro forma net loss for the nine-month period in 2003 is changed from $(138,978) to $(3,446,010), and our diluted loss per share for the nine-month period in 2003 is changed from $(0.01) to $(0.16). No other revisions have been made.

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

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Revenues	$31,218,722	$21,496,124	$78,682,438	$60,723,655
Net earnings (loss)	131,882	(1,839,872)	(10,058,449)	(3,446,010)
Diluted earnings (loss) per share	$0.01	$(0.08)	$(0.45)	$(0.16)

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
Inc. and The Members of NPS Holdings LLC *

(a) Certification relating to the originally filed third quarter 2004 Form 10-Q of the Chief
Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.*

(b) Certification relating to the originally filed third quarter 2004 Form 10-Q for the period ended September 30, 2004, as amended by Form 10-Q/A (Amendment No. 1) of the Chief
Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.**

(c) Certification relating to the originally filed third quarter 2004 Form 10-Q for the period ended September 30, 2004, as amended by Form 10-Q/A (Amendment No. 1) on November 5, 2004 and Form 10-Q/A (Amendment No. 2) of the Chief Executive Officer of the Registrant
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(a) Certification relating to the originally filed third quarter 2004 Form 10-Q of the Chief
Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.*

(b) Certification relating to the originally filed third quarter 2004 Form 10-Q for the period ended September 30, 2004, as amended by Form 10-Q/A (Amendment No. 1) of the Chief
Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.**

(c) Certification relating to the originally filed third quarter 2004 Form 10-Q for the period ended September 30, 2004, as amended by Form 10-Q/A (Amendment No. 1) on November 5,
2004 and Form 10-Q/A (Amendment No. 2) of the Chief Financial Officer of the Registrant
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(c) Certification relating to the originally filed third quarter 2004 Form 10-Q for the period ended September 30, 2004, as amended by Form 10-Q/A (Amendment No. 1) on November 5, 2004 and Form 10-Q/A (Amendment No. 2) of the Chief Executive Officer pursuant to Section
1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

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
Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(c) Certification relating to the originally filed third quarter 2004 Form 10-Q for the period ended September 30, 2004, as amended by Form 10-Q/A (Amendment No. 1) on November 5,
2004 and Form 10-Q/A (Amendment No. 2) of the Chief Financial Officer pursuant to Section
1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

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

*Filed with Originally Filed Third Quarter 2004 10-Q.
** Filed with Third Quarter 2004 10-Q/A (Amendment No. 1).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 9, 2004

OPTIMAL GROUP INC.

By: /s/ Holden L. Ostrin
      -------------------------------------------------
            Holden L. Ostrin
            Co-Chairman

By: /s/ Gary S. Wechsler
      -------------------------------------------------
            Gary S. Wechsler
            Treasurer and Chief Financial
Officer