Form 10-K
OPTIMAL GROUP INC
filed 2005-03-15
CIK 1015923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-28572.

OPTIMAL GROUP INC.
(Exact name of registrant as specified in its charter)

Canada	98-0160833
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3500 de Maisonneuve Blvd. West, Suite 1700, Montreal, Quebec, Canada, H3Z 3C1	(514) 738-8885
(Address of principal executive offices and postal code)	(Registrant telephone number, including area code:)

Securities registered pursuant to Section 12(b) of the Act:
Title of class:	None
Securities registered pursuant to Section 12(g) of the Act:
Title of class:	Class “A” shares, no par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past

90 days.	Yes No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form

10-K

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule
12b-2).	Yes No

         Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2004 (computed by reference to the last reported sale price of the Class “A” shares on the Nasdaq Stock Market on such date): $164,295,521. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.

         Number of Class “A” shares outstanding at February 28, 2005: 22,501,486

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                  In this Form 10-K, except where otherwise indicated, references to “dollars” or “$” are to United States dollars, references to “Cdn$” are to Canadian dollars, and references to our “common shares” are to our Class “A” shares.

PART I

Item 1.   BUSINESS

Company Overview

         Optimal Group Inc. is a leading payments and services company with operations throughout North America and the United Kingdom. Through Optimal Payments, we provide technology and services that businesses require to accept credit card, electronic check and direct debit payments. Optimal Payments processes credit card, electronic check and direct debit payments for Internet businesses, mail-order/telephone-order and retail point-of-sale merchants. Through Optimal Services Group, we provide depot repair and field services to retail, financial services and other third-party accounts.

        In fiscal 2004, we completed a number of business acquisitions and disposals in pursuit of our strategy to reposition our business activities with the goal of enhancing long-term financial results. We believe the completion of these transactions has realigned our company into a strong payments and services company with a more balanced and stable business mix. We plan to continue to grow our core businesses on a strategic basis, both organically and through acquisition. Furthermore, by leveraging our strong balance sheet, we intend to take advantage of strategic and transactional opportunities that may arise, with a focused approach on potential acquisitions.

The primary business acquisitions and disposals made during the year were as follows (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Strategy – Significant Developments”):

•	On April 6, 2004, we completed the amalgamation of a wholly-owned subsidiary with Terra Payments Inc (“Terra Payments”). The amalgamated company is a wholly-owned subsidiary of Optimal Group Inc. and has continued its business under the name of Optimal Payments Inc.

•	On April 8, 2004, we completed the sale of our U-Scan® self-checkout business to Fujitsu Transaction Solutions, Inc. for $35 million plus the assumption of certain liabilities.

•	On July 1, 2004, Optimal Payments completed the acquisition of National Processing Services LLC (“NPS”), a Detroit, Michigan-based registered Visa® and MasterCard® independent sales organization for $15 million. The portfolios acquired in this transaction include approximately 4,500 merchants, processing in excess of $1 billion in annual credit and debit card volume.

        We currently operate in two segments; payments, through Optimal Payments, and hardware maintenance and repair outsourcing services, through Optimal Services Group (“OSG”).

Our Corporate Information

         Our company was formed in 1984 and is incorporated under the federal laws of Canada. We entered the payments segment through the acquisition of Terra Payments in April 2004. Our principal office is located at 3500 de Maisonneuve Blvd. West, Suite 1700, Montreal, Quebec, H3Z 3C1, and our telephone number is (514) 738-8885. We have 14 subsidiaries of which the following six currently carry on regular business: Optimal Robotics Inc., a wholly-owned Delaware corporation and Optimal Services Group Inc., a wholly-owned Canadian corporation, which together form our hardware maintenance and repair outsourcing services business segment; and, Optimal Payments Inc., a wholly-owned Canadian corporation, FireCash Ltd., a wholly-owned Bermuda corporation, Optimal Payments Corp., a wholly-owned Delaware corporation, and Optimal Payments Limited, a wholly-owned United Kingdom corporation, which together form our payments business segment.

Our Industry Segments

         Our payments business segment, Optimal Payments, is a growing presence in the payments processing industry and provides technology and services that businesses require to accept credit card, electronic check and direct debit payments. Optimal Payments processes credit card payments for card-not-present and card-present (or, “swipe”) transactions, including Internet businesses, mail-order/telephone-order (MOTO) merchants, and retail point-of-sale merchants. Optimal Payments also processes checks and direct debits online and by telephone.

         Our hardware maintenance and repair outsourcing services business segment, OSG, offers its customers a single-source solution for many of their computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. OSG also provides multi-vendor parts repair, refurbishment and inventory management services as part of its logistics services portfolio. OSG delivers services through its repair depots located in the United States and Canada and an extensive field service organization maintained throughout Canada.

Our Payments Business Segment

Our Services

         We provide technology and services that businesses require to accept credit card, electronic check and direct debit payments. We process credit and debit card payments for card-not-present and card-present transactions, including Internet businesses, mail-order/telephone-order merchants and retail point-of-sale merchants.

         For those merchants wanting to accept payments in a card-not-present environment, we provide them with the technology to integrate into their website, training, on-going technical support, risk management to help detect and prevent fraudulent transactions, real-time online reporting and administrative tools and settlement services.

         For those merchants wanting to accept payments in a card-present environment, we provide them with the necessary hardware, training, on-going technical support and settlement services.

         Our consumer product, FirePay® Personal Accounts, is an electronic wallet/stored value offering used for general e-commerce and licensed online gaming. FirePay® Personal Accounts are electronic debit accounts for consumers that can be securely funded from electronic checks drawn on U.S. financial institutions, and can be redeemed at many Internet sites of merchants who have subscribed to our service. This solution allows consumers to pay for products and services on the Internet without having to divulge sensitive bank account information to unknown merchants. Consumers receive transaction confirmations by e-mail and can access their accounts any time they are connected to the Internet.

Our Competitive Advantages

         Our competitive advantages include our ability to provide merchants with both card-present and card-not-present processing options, our risk management expertise, specifically pertaining to card-not-present transactions, our proprietary processing technology platform, specifically pertaining to our card-not-present transactions, and our focus on our merchant customers.

         As we offer both card-present and card-not-present payment processing solutions, we offer merchants the simplicity of having one supplier for both of these offerings. This significantly reduces the administration associated with having multiple payment processing suppliers and allows merchants to focus on their core business.

         The strength of our payment solutions resides in our proprietary risk management expertise developed to reduce the inherently higher level of risk associated with processing credit card and electronic check payments received by Internet or telephone. Our proprietary risk management tools and processes have been designed to handle a wide variety of transactions, the performance profiles of which vary. These transactions may originate from consumers (authorization and purchase), merchants (settlement and credit) or internal users (query). However, the greatest proportion of transactions are those initiated by the consumer, since there are comparatively more consumers than there are merchants, and since merchant transactions relate to previously submitted consumer transactions. With this knowledge, we have developed a unique proprietary transaction processor with an emphasis on the easy handling of customer-submitted authorization and purchase transactions.

         In order to further mitigate our risk exposure, we retain a portion of amounts owed to certain merchants based on processing dollar volume for a period of six months to cover potential merchant credit losses, which can arise as a result of, among other things, disputes between consumers and merchants or association fines related to chargeback activity. The aggregate amount withheld is referred to as “reserves” and our liability to refund our customers is included in the line item “Customer reserves and security deposits” on the balance sheet contained in the consolidated financial statements included in this report. In the case of a dispute between a merchant and a customer, if the dispute is not resolved in the merchant’s favour, the disputed transaction amount is refunded to the merchant’s customer and charged back to us. If we are unable to collect a chargeback amount from the merchant, we bear the credit risk for this amount. As a result, our acquiring processing suppliers require us to maintain certain amounts with them as reserves. Amounts withheld by our acquiring processing suppliers as reserves are included in cash and short-term investments on our balance sheet as “held as reserve”. For merchants who continue to use our services, we withhold and refund reserves on a rolling basis so that as new transactions are processed, we withhold a portion as the reserve, while at the same time refunding previously withheld reserves for which the six-month period has expired.

         We have developed our own proprietary transaction processing technology, which is tailored to our merchants’ needs. Having our own technology platform provides us with the flexibility to be able to tailor our offerings to the various demands of our merchants and internal users. Our network operations center is mission critical, fully redundant and benefits from automated 24/7 network monitoring. Our transaction processing engine includes an Internet merchant account, payment gateway, real-time authorization, risk management and fraud protection, as well as back-end reporting tools that help merchants manage their operations. Our electronic payment services can be integrated into a merchant’s existing business systems. As our investment in our technology has been significant, barriers to entry, specifically in the card-not-present processing industry, are high.

         Our internal account management staff is focused on meeting the needs of our merchant customers. Our larger merchant customers are assigned an account manager, with a view to ensuring merchants’ expectations are met or exceeded. For card-not-present merchants, we understand the importance of 24/7 uptime, therefore our account managers ensure their availability and timely responses to any merchant inquiries.

Our Business Strategy

         Our business strategy is to focus on providing small and medium sized merchants with the ability to process a variety of electronic transactions, including both card-present and card-not-present credit and debit transactions.

         With our existing infrastructure and supplier relationships, we can accommodate the expected industry growth. Our available capacity and infrastructure allows us to take advantage of operational efficiencies as we grow our processing volume.

Our Customers

         Our customers include both merchants, as well as consumers who utilize our FirePay® Personal Accounts offering. We provide our services to over 15,000 merchants. Our merchant base consists primarily of small to medium sized businesses. As well, we have developed a niche in processing transactions for licensed Internet gaming merchants, which merchants represent the only industry for which we have any significant concentration of volume.

Suppliers

         Our key suppliers are our transaction processing suppliers, being primarily financial institutions. These financial institutions are members of the Visa® and MasterCard® credit card associations and the National Automated Clearing House Association. The relationships provide us with the ability to connect to the various payment networks. We have multiple relationships, enabling us to process various types of transactions and in various geographic areas.

Sales and Marketing

         Our sales efforts are initiated by way of direct sales, independent sales agents and strategic partnerships. We employ an in-house sales force whose focus is to sell our full range of products and services directly to our customers. As part of our strategy, we have entered into numerous agreements with independent sales agents. These agents refer merchants to us in return for a commission based on processing volume. In addition, we utilize a distribution mechanism that relies on various strategic partnerships, alliances and ‘‘leveraged distribution agreements.’’ The partnership agreements that we enter into are designed to attract large volumes of merchants toward our offerings, with a view to growing our core transaction processing base and generating service fee revenues.

         We generate revenues primarily from fees charged to merchants for processing services, as well as from fees charged to consumers who utilize our FirePay® Personal Account stored-value offering. Fees charged to merchants typically include a discount rate, based upon a percentage of the dollar amounts processed, and a variety of fixed transaction or service fees. Merchant fees are based upon the merchant’s volume and risk profile. Consumer fees are based on fixed transaction amounts. Revenue is recognized at the time the transaction or service is performed. Where we are the primary party responsible for providing processing services, revenue is recorded on a gross basis and amounts paid to the acquiring processing supplier are recorded as part of our transaction processing expenses. Where we are not the primary party in providing a merchant with processing services, we record revenue net of amounts paid to the acquiring processing supplier.

Research and Development

         We believe in the importance of having access to strong technology in order to be able to develop advanced products for our customers, independent sales agents and for our own internal use. We maintain a team of development engineers, quality assurance professionals and technical code writers. As of December 31, 2004, approximately 27 employees were engaged in such activities.

Government Regulation

         As electronic commerce in general and most of the products and services that we offer are relatively new, the manner in which existing state, provincial, federal and foreign government regulations may be applied is uncertain and difficult to predict. Due to the relatively recent development of Internet gaming, there are few laws or regulations that deal directly with the payment processing of this application and there is uncertainty as to the legal status of Internet gaming. While some jurisdictions have taken the position that Internet gaming is legal and have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions, other jurisdictions have taken the opposite view and enacted legislation to attempt to restrict or prohibit Internet gaming. For example, in the United States for the past several years there have been conflicting efforts to clarify the status of Internet gaming. The impact of those efforts cannot be predicted. Should the United States government decide to enact legislation making the funding of Internet gaming activities by U.S. residents unlawful, it would have a significant negative impact on us. As a result, we have taken the initiative and continue to invest in the diversification of our revenue base towards the continued diminishing of our reliance on Internet gaming payments emanating from U.S. residents.

Competition

         We believe that the payments market is growing at a meaningful rate. Companies that either have developed or are developing product offerings in competition with us include Click2Pay GmbH, Gateway

Financial Services Ltd., iPayment Inc., NETeller PLC, PayPal Inc., TeleCheck International Inc., TransFirst Holdings Inc. and WorldPay Inc. Certain of our competitors are larger and have greater financial, technical and other resources.

Intellectual Property

         We regard our software as proprietary and attempt to protect it, where applicable, with copyrights, trade secret measures and nondisclosure agreements. Despite these protections, it may be possible for competitors or users to copy aspects of our intellectual property or to obtain information that we regard as trade secrets. Existing copyright laws afford only limited practical protection for computer software. The laws of foreign countries generally do not protect our proprietary rights in our products to the same extent as the laws of the United States and Canada. In addition, we may experience more difficulty in enforcing our proprietary rights in certain foreign jurisdictions.

Employees

         As of December 31, 2004, we employed approximately 150 full time employees in our payments business segment.

         Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.

Our Hardware Maintenance and Repair Outsourcing Services Business Segment

Our Services

         We provide hardware maintenance and repair outsourcing services, for various types of hardware, both at the customer’s site, as well as at our own depot repair facilities. In addition, we provide our customers with logistics management services for their equipment.

         For those customers requiring on-site service, when hardware under contract requires maintenance or repair, we dispatch a qualified technician to either repair or, as required, exchange the equipment. Should the service call result in the hardware being exchanged, the defective unit is returned to our depot repair facility for repair or destruction, as instructed by our customer. In remote locations, we offer service through independent service companies with whom we have contracted and who are trained and certified by us.

         For those customers who do not require on-site service, but do require maintenance and repair, we provide service within our depot repair facilities (see “Item 2. Description of Properties – Facilities” below).

Our Competitive Advantages

         In the hardware services market, competition among providers, both original equipment manufacturers (“OEMs”) and independent service organizations, is intense. We believe that the primary competitive factors in the hardware services industry are the quality of a company’s services, the ability to service a wide range of products supplied by a variety of vendors, the geographic coverage of a company’s services and the cost to the customer of those services. We believe that customers are increasingly looking for service providers capable of providing a single-source solution for their increasingly complex multi-vendor systems.

         We believe that our widespread service coverage, call management system and comprehensive equipment repair capabilities offer all the advantages of a high quality service provider. Our customers benefit from a dedicated project management team, web-based solutions and sophisticated tracking tools.

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

Our Business Strategy

         Our principal business strategy for the hardware maintenance and repair outsourcing services segment is to provide a service solution that will not only meet, but exceed customer needs. All elements of our business are designed to minimize client hardware concerns. Our intention is to grow organically and, on an opportunistic basis, examine those acquisition prospects that will enable us to leverage our existing assets and enhance growth and financial results.

Our Customers

         Our customer base is comprised primarily of North American companies, who desire to have their hardware maintained and repaired by an outsourced third party provider.

         Our most significant hardware maintenance and repair outsourcing services customers have been financial institutions, retailers, government agencies and OEMs, including Moneris Solutions Corporation, Fujitsu Transaction Solutions Inc. and Societe des loteries video du Quebec Inc.

Suppliers

         Repair and replacement parts for our hardware maintenance and repair outsourcing services segment are purchased from a number of suppliers without dependence on any one supplier.

Sales and Marketing

         Our primary source of revenue is contracted computer maintenance and technology support services. These contracts typically have a stipulated monthly fee over a fixed initial term, and continue thereafter unless canceled by either party. In addition, we enter into per-incident contracts with customers. Per-incident contracts can cover a range of services for computer maintenance or support services or can be for a specific service. Another form of per-incident service revenue is time and material billings for services provided on an as needed basis, principally for maintenance and repair.

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

         We market our services directly to prospective customers through our own sales personnel. As contracts are typically for multi-year terms and involve high volumes of equipment usually in various locations, the sales cycle typically covers several months for larger contracts. Larger customers will frequently establish a bid process whereby we, along with other potential suppliers, will respond to requests for proposals in order to be selected as the supplier and enter the negotiation phase to finalize a contract.

Competition

         Competition for our service offerings is significant and similar offerings are available from many other service providers, including some OEMs that maintain their own internal service organization. Certain of our competitors are larger and have greater financial, technical and other resources.

Employees

         As of December 31, 2004, we employed approximately 750 full time employees in our hardware maintenance and repair outsourcing services segment.

         Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.

Financial Information About Segments and Geographic Areas

         See note 21 of the notes to our consolidated financial statements, which are included in Item 8 – “Financial Statements and Supplementary Data.”

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

         You may request a copy of these filings at no cost, by writing or telephoning us at the following address or telephone number:

Optimal Group Inc.
3500 de Maisonneuve Boulevard West
Suite 1700
Montreal, Quebec, H3Z 3C1

         We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K with the Securities and Exchange Commission. You may read and copy any materials we file with the Securities and Exchange Commission at the Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the hours of operation of the Securities and Exchange Commission’s Public Reference Room by calling the Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. Such reports and all amendments to such reports regarding the Company are available free of charge or through the Company’s website, www.optimalgrp.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. Information contained in or otherwise accessed through our website does not form part of this Report. All such references to our website are inactive textual references only.

Item 2.   DESCRIPTION OF PROPERTIES

Facilities

Our corporate headquarters are located in approximately 6,000 square feet of leased space at 3500 de Maisonneuve Blvd West, Suite 1700, Montreal, Quebec under a lease that expires on October 30, 2010.

Our payments business segment’s head office is located in approximately 38,000 square feet of leased space at 3500 de Maisonneuve Blvd West, Montreal, Quebec, under a lease that expires on October 30, 2010. Our payments business segment also has a development office in Hull, Quebec, and sales offices in Markham, Ontario, Houston, Texas, Bloomfield Hills, Michigan, Hartland, Wisconsin, Miami, Florida and Cambridge, England.

Our hardware maintenance and repair outsourcing services business segment is headquartered at 7350 Trans Canada, Montreal, Quebec in a leased facility of approximately 110,000 square feet, which includes a repair center, bring in center and administrative offices under a lease which expires on October 31, 2010. We also have a repair and logistics facility located in approximately 66,000 square feet of leased space in Santa Ana, California, under a lease that expires on September 30, 2006. Other repair facilities are situated in Toronto, Ontario and Calgary, Alberta. We also maintain parts storage facilities in 16 states and 9 Canadian provinces. Additional hub facilities may be opened and existing hub facilities may be expanded, in the United States and Canada, to the extent required to support current and future installations and service.

Item 3.   LEGAL PROCEEDINGS

Legal Proceedings

We received a demand letter in 1999, and again in February 2001 from the same party, alleging a patent infringement related to the U-Scan® self-checkout business that we were operating at that time. In March 2003, this party sent a third demand letter to us alleging infringement of additional patents. Although, after consultation with counsel, we believe that this claimant should not prevail if a lawsuit is brought to assert its claims and that the assertion of these claims will not have a material adverse effect on our business or prospects, no assurance can be given that a court will not find that the U-Scan ® self-checkout system infringes upon such claimant’s rights. We sold our self-checkout business on April 8, 2004, and no longer market or sell the U-Scan ® self-checkout system. Nevertheless, we remain responsible for this claim.

In connection with the sale of our U-Scan® self-checkout business on April 8, 2004 to Fujitsu Transaction Solutions Inc., orders were obtained from the Superior Court of Quebec permitting us to submit the sale to Fujitsu to our shareholders for approval in lieu of the originally proposed sale to NCR Corporation. NCR appealed these decisions in May 2004, but has since done nothing to advance its appeals. Although we believe that these appeals, if pursued by NCR, will not prevail, no assurance can be given that the Court of Appeal of Quebec would not overturn the Superior Court’s decisions. Should NCR pursue and succeed in its appeal, it could result in a material adverse consequence to us. NCR has also delivered a notice of dispute under its now terminated purchase agreement alleging a breach by us of the non-solicitation provisions of that agreement. We believe that such allegations are without merit and intend to vigorously defend ourselves in any arbitration proceedings that may ensue. We believe that, even if NCR were successful in any such arbitration proceedings, it would not result in any material adverse consequence to us.

On March 11, 2005 we received a letter from Fujitsu claiming recovery of expenses allegedly incurred and forecast by Fujitsu to be incurred in relation to the operation of our former U-Scan self-checkout business. We are reviewing the claim with counsel and have not yet formed an opinion as to its merit or materiality.

We are also party to litigation arising in the normal course of operations. We do not expect the resolution of such matters to have a materially adverse effect on our financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None. PART II Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information

Our common shares trade on the Nasdaq National Market under the symbol “OPMR.” The following table sets forth the range of high and low bid prices for our common shares as reported by the Nasdaq Stock Market. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Nasdaq Stock Market

	$ High	$ Low

2004
4th Quarter	12.32	8.99
3rd Quarter	9.35	6.55
2ndQuarter	7.95	6.57
1stQuarter	9.20	7.20
2003
4th Quarter	9.00	7.00
3rd Quarter	9.67	6.30
2ndQuarter	8.35	5.75
1stQuarter	6.50	5.67

(b)	Holders

At February 28, 2005, there were 610 stockholders of record of our common shares.

(c)	Dividends

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

         During fiscal 2004, we issued 31,724 common shares as a result of the exercise of warrants. The proceeds of approximately $0.2 million will be used for general corporate purposes. The holders of the warrants were not located in the United States and were not a “U.S. Person” within the meaning of Regulation S, and, accordingly, the issuance of common shares pursuant to the exercise of the warrants was not subject to the registration requirements of the Securities Act of 1933.

         We did not repurchase any of our common shares during fiscal 2004.

Item 6.   SELECTED FINANCIAL AND OTHER DATA

         The following selected financial data as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 are derived from and are qualified by reference to our audited consolidated financial statements, which are included in Item 8—“Financial Statements and Supplementary Data.” The following selected financial data as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 are derived from our audited financial statements, which are not included herein, as adjusted to present the results of operations of the U-Scan® self-checkout business as discontinued operations.

         The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the other financial information included elsewhere in this Form 10-K.

         Our consolidated financial statements are prepared on the basis of Canadian generally accepted accounting principles (“GAAP”), which is different in some regards from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP in regard to our consolidated financial statements, see note 25 of the notes to our consolidated financial statements, which are included in Item 8—“Financial Statements and Supplementary Data.”

	Year ended December 31,

	2004 (1)	2003	2002	2001	2000

	Audited		|	Unaudited

	(U.S. dollars, in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues	$99,397	$15,666	$8,631	$5,000	$—
Transaction processing and service costs	58,443	10,872	6,152	3,811	—
Inventory write-downs pertaining to service costs	2,931	—	—	—	—
Amortization of intangibles pertaining to transaction processing and service costs	2,844	299	157	168	—
Selling, general and administrative	32,433	11,419	7,900	7,127	3,976
Stock-based compensation pertaining to selling, general and administrative expenses(2)	5,736	—	—	—	—
Research and development	1,511	—	—	—	—
Operating leases	3,629	970	520	322	—
Restructuring costs	1,325	109	—	—	—

Amortization of property and equipment	2,257	606	430	128	—
Foreign exchange (gain) loss	(1,014)	333	6	90	(1,507)
Investment income	(1,599)	(981)	(1,817)	(3,148)	(3,897)

(Loss) earnings from continuing operations before income taxes	(9,099)	(7,961)	(4,717)	(3,498)	1,428
Income tax (recovery)	1,188	(3,215)	(1,676)	—	546

Net (loss) earnings from continuing operations	(10,287)	(4,746)	(3,041)	(3,498)	882
Earnings (loss) from discontinued operations, net of income taxes	(3,130)	(1,422)	(2,286)	12,804	3,914
Gain on disposal of net assets from discontinued operations, net of income taxes	(4,164)	—	—	—	—

Net (loss) earnings	$(9,253)	$(6,168)	$(5,327)	$9,306	$4,796

Weighted average number of common shares outstanding (thousands)	20,290	14,936	15,059	14,705	13,104
Weighted average diluted number of common shares
outstanding (thousands)	20,426	14,937	15,101	15,573	14,499
Basic net (loss) earnings per common share	$(0.46)	$(0.41)	$(0.35)	$0.63	$0.37

Diluted net (loss) earnings per common share(3)	$(0.46)	$(0.41)	$(0.35)	$0.60	$0.33

Balance Sheet Data:	December 31,

	2004 (1)	2003	2002		2001	2000

	Audited			|	Unaudited

	(U.S. dollars, in thousands)
Cash, cash equivalents, short-term investments and settlement assets	$165,525	$78,514	$85,762		$104,104	$76,149

Cash and short-term investments held as reserves and in escrow	24,379	—	—		—	—
Working capital (excluding cash and short-term investments held as reserves and in escrow)	65,103	92,745	108,650		124,550	100,030
Total assets	295,244	135,543	129,691		147,691	111,273
Bank indebtedness	8,301	10,726	—		—	—
Customer reserves and security deposits	77,574	—	—		—	—
Shareholders’ equity	176,681	113,293	119,461		133,473	104,746

U.S. GAAP Financial Data:	Year ended December 31,

	2004 (1)	2003	2002		2001	2000
	Audited			|	Unaudited

	(U.S. dollars, in thousands except per share data)
Revenues	$99,397	$15,666	$8,631		$5,000	$—
Net (loss) earnings	(9,253)	(6,168)	4,451		(23,294)	(14,105)
Basic net (loss) earnings per common share	(0.46)	(0.41)	0.30		(1.58)	(1.08)
Diluted net (loss) earnings per common share	(0.46)	(0.41)	0.29		(1.58)	(1.08)

	December 31,

	2004 (1)	2003	2002		2001	2000

	Audited			|	Unaudited
	(U.S. dollars, in thousands)
Total assets	$295,244	$135,543	$129,691		$147,691	$111,273

(1)	As a result of the various business acquisitions and disposals in 2004 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Strategy – Significant Developments”), the fiscal 2004 amounts, results and balances may not be comparable to prior periods.

(2)	In 2003, we adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to stock-based compensation, which requires the use of the fair value method. The new recommendations have been applied prospectively effective January 1, 2003. See note 3(p) of the notes to our consolidated financial statements, which are included in Item 8 - “Financial Statements and Supplementary Data.”

(3)	In 2001, we adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to the calculation of diluted earnings per share, which requires the use of the treasury stock method. The new recommendations have been applied retroactively and accordingly, all figures presented for the periods prior to 2001 have been adjusted to conform to the new recommendations. See note 3(q) of the notes to our consolidated financial statements, which are included in Item 8 - “Financial Statements and Supplementary Data.”
12

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

          The following discussion of the financial condition and results of operations of our company describes our business, our vision and strategy, seasonality and trends within our business environment, the critical accounting policies of our company that will help you understand our consolidated financial statements, the principal factors affecting our results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, which are included in Item 8—“Financial Statements and Supplementary Data”, and the factors set forth below under “Forward-Looking Statements” and all other information contained in our Form 10-K. All dollar amounts are expressed in United States dollars (unless otherwise stated) and, other than those expressed in millions of dollars, have been rounded to the nearest thousand. All references to “our consolidated financial statements” are in references to our audited consolidated financial statements (unless otherwise stated), which are included in Item 8—“Financial Statements and Supplementary Data.”

         We prepare our consolidated financial statements in accordance with Canadian GAAP, with a reconciliation to U.S. GAAP, as disclosed in note 25 of the notes to our consolidated financial statements, which are included in Item 8—“Financial Statements and Supplementary Data.”

Overview and Strategy

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

         We currently operate in two segments; payment services, through Optimal Payments, and hardware maintenance and repair outsourcing services, through Optimal Services Group.

Significant developments

         On February 14, 2005, Optimal Services Group appointed Brian Sullivan as President. Mr. Sullivan has many years of experience within the global technology and service industries, including most recently as President and Chief Executive Officer of NCR Canada.

         On January 1, 2005, Optimal Payments completed the acquisition of the operating assets of Merchant Card Acceptance Corp. and affiliated companies, Precision Management Consulting Inc. and Merchant Card Interactive Corp. (collectively, “MCA”) for approximately $3.7 million. MCA is an independent sales organization providing Canadian-based merchants with credit card and Interac PIN-based debit card acceptance. The purchase agreement provides for the purchase price to be increased by $0.8 million in the event that the business achieves specific financial targets.  The acquisition is accounted for using the purchase method of accounting and the financial results will be consolidated from the date of the acquisition. See note 26 to our audited consolidated financial statements.

         On December 2, 2004, Optimal Services Group announced the extension of its relationship with Société des loteries vidéo du Québec Inc. Optimal Services Group provides the SLVQ with inventory management, technical laboratory services, as well as, depot maintenance and repair services for its video lottery terminals.

         On September 30, 2004, Optimal Payments announced the appointment of Mark Dunn to the position of General Manager, U.S. Sales. Mr. Dunn has been involved in the payments industry for over 15 years and will focus on sales development including growing Optimal Payments’ independent sales agent network.

         On October 20, 2004, Optimal Payments announced the renewal of its agreements to provide credit card and direct deposit payroll processing to Intuit Canada’s QuickBooks customers. Optimal Payments provides these services to more than 2,000 QuickBooks customers.

         On July 1, 2004, Optimal Payments completed the acquisition of National Processing Services LLC , a Detroit, Michigan-based registered Visa® and MasterCard® independent sales organization for $15 million. The portfolios acquired in this transaction include approximately 4,500 merchants, processing in excess of $1 billion in annual credit and debit card volume. The acquisition was accounted for using the purchase method of accounting and the financial results have been consolidated from the date of the acquisition. See note 4(e) to our audited consolidated financial statements.

         On May 6, 2004, we disposed of Optimal Payments’ investment in ebs Electronic Billing Systems AG (“ebs Billing”). The shares in ebs Billing were sold to ebs Billing’s majority shareholder, EBS Holding AG ,for a net cash consideration of $4.0 million. The investment in ebs Billing was no longer considered strategic to Optimal Payments; however Optimal Payments has continued its business relations with ebs Billing for the mutual providing of payment processing services. See note 4(d) to our audited consolidated financial statements.

         On April 8, 2004, we completed the sale of our U-Scan® self-checkout business to Fujitsu Transaction Solutions, Inc. (“Fujitsu”) for $35.0 million plus the assumption of certain liabilities. In the quarter ended September 30, 2004, we paid an amount of $4.8 million owing to Fujitsu as we collected a large portion of the accounts receivable and realized the cash thereon in advance of the sale. Thus, the net proceeds realized on the sale to Fujitsu was $30.2 million. The U-Scan® self-checkout business has been accounted for as discontinued operations commencing in the second quarter of 2004 and comparative figures have been reclassified accordingly. See note 4(c) to our consolidated financial statements.

         On April 6, 2004 we changed our name from Optimal Robotics Corp. to Optimal Group Inc.

         On April 6, 2004, we completed the amalgamation of a wholly-owned subsidiary with Terra Payments Inc. The amalgamated company is a wholly-owned subsidiary of Optimal Group Inc. and has continued its business under the name of Optimal Payments Inc. We believe that this acquisition will provide us with a superior platform for enhanced growth and financial results. The acquisition was accounted for using the purchase method and the financial results have been consolidated from the date of the acquisition. See note 4(b) to our consolidated financial statements.

         On February 27, 2004, we acquired the hardware service division of Systech Retail Systems (“Systech”) at a net cost of approximately $3.5 million. The acquisition was accounted for using the purchase method and the financial results have been consolidated from the date of the acquisition. See note 4(a) to our consolidated financial statements.

         The following describes our existing business as at December 31, 2004:

Seasonality

         Revenue derived from the card-not-present portion of our payments business segment has some seasonality. The second and third quarter revenues tend to be weaker as consumers tend to spend less online during summer months. Our hardware maintenance and repair outsourcing services segment revenue is relatively balanced from quarter to quarter.

Critical accounting policies and estimates

Our significant accounting policies are described in note 3 to our consolidated financial statements. The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect our results of operations and financial position. By their nature, these judgments are subject to an inherent degree of uncertainty and are based upon historical experience, trends in the industry and information available from outside sources. On an ongoing basis, management reviews its estimates and actual results could differ from those estimates.

We believe that the following accounting estimates are the most significant in order to understand and evaluate our financial results.

Stock-based Compensation

         Effective January 1, 2003, we adopted the fair value-based method to account for stock-based compensation and other stock-based payments. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting period. The fair value of stock options granted is determined at the date of grant using the Black-Scholes option pricing model. The total stock-based compensation expensed for the year ended December 31, 2004 was $5.7 million (2003 – nil) and is a non-cash expense.

Service Parts Inventory

         Periodic revisions to obsolescence provisions are required, based upon the evaluation of several factors, including changes in usage levels and technology changes. Changes in these estimates are reflected immediately in income.

Merchant Losses

         When a consumer pays a merchant for goods or services using a credit card and the consumer disputes the charge, the amount of the disputed item gets charged back to us and the credit card association may levy a fee against us. In addition, if our chargeback rate becomes excessive, credit card associations can also require us to pay fines. In turn, we attempt to recover from the merchant the amount charged back and the amount of such fines. However, we may not always be successful in doing so, for reasons which could include merchant insolvency. We evaluate the risk associated with each merchant and estimate our potential loss for chargebacks based primarily on historical experience and other relevant factors.

Goodwill and Other Intangibles

         Goodwill is not amortized but rather evaluated under an impairment approach. Other intangible assets with finite lives continue to be amortized over their estimated useful lives. The amounts recorded as intangible assets at the date of acquisition represent the estimated fair value of these assets based on estimated future cash flows discounted at appropriate discount rates. In addition, in our assessment of impairment, we are required to determine the fair value of the businesses acquired from which the goodwill and intangibles originated. For intangibles with finite lives, we make estimates of future cash flows to be generated from the related assets.

Other Receivable

         During Terra Payments’ fiscal year ended March 31, 2002, Terra Payments was assessed a charge of $6.8 million from one of its credit card suppliers of services. We believe this charge is largely unsubstantiated and are pursuing a claim through legal recourse. The amount, if any, which we may recover, cannot be quantified until the legal process is complete.

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

Financial Condition

        As at December 31, 2004, cash, cash equivalents, short-term investments and settlement assets totaled $189.9 million (including $20.8 million held as reserves and $3.5 million held in escrow), compared to $78.5 million as at December 31, 2003. The increase in cash and short-term investments is primarily due to the acquisition of Terra Payments, which resulted in the consolidation of its cash balance with the Optimal Group cash balance, and proceeds received on the disposals of both the U-Scan self-checkout business and the investment in ebs Billing, offset by cash used for operations, the repayment of bank indebtedness and for the acquisitions of Systech and NPS. As already described, a significant portion of cash and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see Item 1 Business – Company Overview – Our Payments Business Segment). Settlement assets result from timing differences in the settlement process of our payments segment. Settlement assets are typically funded to us within days from the transaction processing date. As at year end, our cash position, net of bank indebtedness and customer reserves and security deposits, was as follows:

(U.S. dollars, in thousands)	2004	2003

Cash and cash equivalents	62,937	4,212
Cash held as reserves	18,739	—
Cash held in escrow	3,536	—
Short-term investments	88,213	74,302
Short-term investments held as reserves	2,104	—
Settlement assets	14,375	—

	189,904	78,514

Less:
Bank indebtedness	(8,301)	(10,726)
Customer reserves and security deposits	(77,574)	—

Net	104,029	67,788

         Cash held in escrow represents a portion of the purchase price pertaining to the acquisition of assets of the service business of RBA Inc (“RBA”) on September 30, 2003, as well as, an amount pertaining to the acquisition of MCA was completed after December 31, 2004, but for which a deposit was made in escrow prior to year end.

         Our portfolio of liquid and investment grade short-term investments consists of U.S. and Canadian dollar denominated discounted and undiscounted notes and bonds.

         Working capital, excluding cash and short-term investments held as reserves and cash held in escrow, as at December 31, 2004 was $65.1 million (December 31, 2003 — $92.7 million).

         Accounts receivable as at December 31, 2004 was $8.2 million compared to $4.8 million at December 31, 2003. The increase of $3.4 million resulted primarily from the acquisitions of Terra Payments, Systech and NPS (see note 4 to our consolidated financial statements).

         Goodwill and other intangible assets increased by $62.0 million, from $10.5 million as at December 31, 2003 to $72.5 million as at December 31, 2004. This increase resulted from the acquisitions of Terra Payments, Systech and NPS (see note 4 to our consolidated financial statements).

         Customer reserves and security deposits as at December 31, 2004 were $77.6 million compared to nil as at December 31, 2003. Customer reserves and security deposits pertain exclusively to the payments business segment, acquired in April 2004.

          Shareholders’ equity as at December 31, 2004 was $176.7 million as compared to $113.3 million as at December 31, 2003. The increase is attributable primarily to the issuance of share capital resulting from the Terra Payments acquisition (see note 4(b) to our consolidated financial statements).

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

         The unaudited financial statements are prepared on the basis of Canadian GAAP, which is different in some regards from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP in regard to our annual consolidated financial statements, see note 25 of the notes to our consolidated financial statements, which are included in Item 8—“Financial Statements and Supplementary Data.” The following quarterly results are adjusted to present the results of operations of the U-Scan® self-checkout business as discontinued operations.

	For the quarter ended

	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003

	(U.S. dollars, in thousands except per share data) (unaudited)

Revenues	$33,856	$31,219	$24,042	$10,280	$9,257	$2,212	$2,094	$2,103

Earnings (loss) from continuing operations before income taxes	1,126	669	(7,313)	(3,580)	(2,450)	(1,904)	(2,045)	(1,561)
Provision for (recovery of) income taxes	671	537	308	(328)	(336)	—	(1,073)	(1,806)

Net earnings (loss) from continuing operations	455	132	(7,621)	(3,252)	(2,114)	(1,904)	(972)	245

Net earnings (loss)	$455	$132	$(6,646)	$(3,193)	$(2,859)	$(2,110)	$(1,217)	$19

Basic net earnings (loss) per common share	$0.02	$0.01	$(0.31)	$(0.21)	$(0.19)	$(0.14)	$(0.08)	$0.00

Diluted net earnings (loss) per common share	$0.02	$0.01	$(0.31)	$(0.21)	$(0.19)	$(0.14)	$(0.08)	$0.00
17

The following table sets forth, for the periods indicated, income statement data expressed as a percentage of total revenues:

	For the quarter ended

	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003

	(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Earnings (loss) from continuing operations before income taxes	3.3	2.1	(30.4)	(34.8)	(26.5)	(86.1)	(97.7)	(74.2)
Provision for (recovery of) income taxes	2.0	1.7	1.3	(3.2)	(3.6)	—	(51.2)	(85.9)

Earnings (loss) from continuing operations	1.3	0.4	(31.7)	(31.6)	(22.8)	(86.1)	(46.4)	11.7

Net earnings (loss)	1.3%	0.4%	(27.6)%	(31.1)%	(30.9)%	(95.4)%	(58.1)%	0.9%

Results of Operations

         With respect to the period over period variances it is important to consider the various business acquisitions and disposals which occurred in the current and prior year. In addition to the business transactions described above (see Significant Developments section), on September 30, 2003, we acquired the RBA service business and accounted for this acquisition using the purchase method. Accordingly, the results of operations of the RBA services business are consolidated with those of our company from the date of acquisition. As well, current and comparative figures have been reclassified to reflect the disposition of the U-Scan® self-checkout business which has been accounted for as discontinued operations.

2004 Compared with 2003

        Revenues increased by $83.7 million from $15.7 million in fiscal 2003 to $99.4 million in fiscal 2004. The increase in revenues is due primarily to the following business acquisitions which were completed either during fiscal 2003 or fiscal 2004:

•	On September 30, 2003, we acquired substantially all the assets of RBA;

•	On February 27, 2004, we acquired the hardware service division of Systech;

•	On April 6, 2004, Terra Payments amalgamated with a wholly-owned subsidiary of ours; and

•	On July 1, 2004, we acquired NPS.

         Revenues for the year ended December 31, 2004 include revenues from the payments business segment from the transaction date of April 6, 2004, amounting to $51.5 million or approximately 52% of total revenues and revenues from the hardware maintenance and repair outsourcing services business segment, amounting to $47.9 million or approximately 48% of total revenues. For the year ended December 31, 2003, $15.7 million or 100% of total revenues was attributed to the hardware maintenance and repair outsourcing services business segment.

        Transaction processing and service costs increased by $47.5 million, from $10.9 million in fiscal 2003 to $58.4 million in fiscal 2004. The increase in transaction processing and service costs is due primarily to the business acquisitions as described above. Transaction processing costs attributable to the payments business segment were $23.9 million or 41% of total transaction processing and service costs. Service costs attributable to the hardware maintenance and repair outsourcing services business segment accounted for $34.6 million or 59% of total transaction processing and service costs. For the year ended December 31, 2003, $10.9 million or 100% of total transaction processing and service costs was attributed to the hardware maintenance and repair outsourcing services business segment. Transaction processing and service costs include direct costs of providing the respective services such as interchange for the payments business segment and direct labour, freight charges, consumables and fleet costs for the hardware maintenance and repair outsourcing services business segment.

        Inventory write-downs pertaining to service costs of $2.9 million (2003 – nil) were recorded during the year ended December 31, 2004. These write-downs were recorded for service parts inventory that was deemed to be no longer of use to us in light of the realignment of our services business.

        Amortization of intangibles pertaining to transaction processing and service costs increased by $2.5 million, from $0.3 million in the year ended December 31, 2003 to $2.8 million in the year ended December 31, 2004. The increase in amortization is due primarily to the intangible assets acquired from the various business acquisitions as described above.

        Selling, general and administrative expenses increased by $21.0 million, from $11.4 million in the year ended December 31, 2003 to $32.4 million in the year ended December 31, 2004. The increase in selling, general and administrative expenses is due primarily to the business acquisitions as described above. Selling, general and administrative expenses attributable to the payments business segment were $15.4 million or 47% of total selling, general and administrative expenses. Selling, general and administrative expenses attributable to the hardware maintenance and repair outsourcing services business segment were $17.1 million or 53% of total selling, general and administrative expenses. For the year ended December 31, 2003, $11.4 million or 100% of total selling, general and administrative expenses was attributed to the hardware maintenance and repair outsourcing services business segment.

         Stock-based compensation pertaining to selling, general and administrative is attributable to the accounting for the fair value of stock options granted in fiscal 2004. Total stock-based compensation related to stock options granted in 2004 was $19.7 million of which $4.8 million was amortized in the year ended December 31, 2004. Furthermore, as a result of the Terra Payments acquisition, deferred compensation of $2.7 million was recorded on the balance sheet as deferred compensation relating to the unvested Terra Payments stock options that we assumed (see note 4(b) to our consolidated financial statements), of which $0.9 million was amortized in the year ended December 31, 2004. The total stock-based compensation amortized for the year ended December 31, 2004 was $5.7 million and is a non-cash expense.

         Research and development expenses increased by $1.5 million from nil in the year ended December 31, 2003. Research and development expenses pertain exclusively to the payments business segment and are comprised primarily of personnel-related expenditures associated with the development of new solutions and the enhancement of existing offerings.

         Operating lease expenses increased by $2.6 million, from $1.0 million in the year ended December 31, 2003 to $3.6 million in the year ended December 31, 2004. The increase in operating lease expenses is due primarily to the business acquisitions as described above.

         Restructuring costs of $1.3 million were recorded in during fiscal 2004 as a result of efficiency initiatives undertaken relating exclusively to the hardware maintenance and repair outsourcing services business segment. The restructuring costs related primarily to workforce reduction costs of $0.9 million and facility closure costs of $0.4 million.

         Amortization of property and equipment increased by $1.7 million, from $0.6 million in the year ended December 31, 2003 to $2.3 million in the year ended December 31, 2004. The increase in amortization is due primarily to the business acquisitions as described above.

         The provision for income taxes was $1.2 million for the year ended December 31, 2004 compared to a recovery of $3.2 million for the year ended December 31, 2003. The variance was primarily due to the non-recognition of income tax benefits in fiscal 2004 (see note 20 to our consolidated financial statements). The 2003 amount included the recovery of tax from losses carried back to prior years, as well as the future benefit of non-capital losses carried forward, undeducted research and development expenditures and other temporary differences that may be used to reduce taxable income for Canadian federal and Quebec provincial income tax purposes in future years. With respect to the future income tax assets, we determined that it is more likely than not that we will earn sufficient taxable income during the allowable carry-forward period to fully realize the future income tax assets recorded as at December 31, 2004. Our ability to ultimately realize these future income tax assets is dependent upon future profitability within the allowable carry-forward period, thus creating sufficient taxable income to realize the benefit of these assets.

         Our tax provision includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise on the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains/losses do not impact earnings before income taxes. In 2004, our tax provision includes a future tax recovery of $3.3 million related to unrealized foreign exchange compared to a recovery of $1.4 million for 2003.

        Our net loss in 2004 was $9.3 million (or $0.46 per share (basic and diluted)), compared to net loss of $6.2 million in 2003 (or $0.41 per share (basic and diluted)).

        Underlying earnings from continuing operations before incomes taxes was $5.0 million for the year ended December 31, 2004 compared to an underlying loss from continuing operations of $6.6 million for the year ended December 31, 2003. We supplement our reporting of earnings (loss) from continuing operations before income taxes determined in accordance with Canadian and U.S. GAAP by reporting “underlying earnings (loss) from continuing operations before income taxes” as a measure of earnings (loss). In establishing this supplemental measure of earnings (loss), we exclude from earnings (loss) from continuing operations before income taxes those items which, in our opinion, are not reflective of our underlying core operations.

Examples of the type of items which are included in our earnings (loss) from continuing operations before income taxes as determined in accordance with Canadian and U.S. GAAP, but which are excluded in establishing underlying earnings (loss) from continuing operations before income taxes may include, but are not limited to, restructuring charges, inventory write-downs, stock-based compensation, amortization of intangible assets, amortization of property and equipment and foreign exchange gains and losses. Management believes that underlying earnings (loss) from continuing operations before income taxes is useful to investors as a measure of our earnings (loss) because it is, for us, a primary measure of our growth and performance, and provides a more meaningful reflection of underlying trends of our business.

        Underlying earnings (loss) from continuing operations before income taxes does not have a standardized meaning under Canadian and U.S. GAAP and therefore should be considered in addition to, and not as a substitute for, earnings (loss) from continuing operations before income taxes or any other amount determined in accordance with Canadian and U.S. GAAP. Our measure of underlying earnings (loss) from continuing operations before income taxes reflects management’s judgment in regard to the impact of particular items on our core operations, and may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Non-GAAP Financial Information (expressed in thousands of U.S. dollars)
	Twelve months ended December 31,

	2004	2003

Earnings (loss) from continuing operations before income taxes	(9,099)	(7,961)

Add (deduct):
Restructuring costs	1,325	109

Inventory write-downs pertaining to service costs	2,931	—
Stock-based compensation pertaining to selling, general and administrative expenses	5,736	—
Amortization of intangibles pertaining to transaction processing and service costs	2,844	299

Amortization of property and equipment	2,257	606

Foreign exchange (gain) loss	(1,014)	333

Underlying earnings (loss) from continuing operations before income taxes	4,980	(6,614)

2003 Compared with 2002

        Total revenues increased by $7.1 million from $8.6 million in 2002 to $15.7 million in 2003. The increase in revenues is due primarily to the acquisition of substantially all the assets of RBA resulting in the inclusion of the revenues from the RBA services business of $6.4 million for the last three months of the year. For the years ended December 31, 2003 and 2002, all revenues were attributed to the hardware maintenance and repair outsourcing services business segment.

        Transaction processing and service costs increased by $4.7 million from $6.2 million in 2002 to $10.9 million in 2003. The increase in transaction processing and service costs is due primarily to the acquisition of substantially all the assets of RBA. For the years ended December 31, 2003 and 2002, all transaction processing and service costs were attributed to the hardware maintenance and repair outsourcing services business segment.

         Selling, general and administrative expenses increased by $3.5 million, from $7.9 million in 2002 to $11.4 million in 2003. The increase in selling, general and administrative expenses is due primarily to the acquisition of substantially all the assets of RBA. For the years ended December 31, 2003 and 2002, all selling, general and administrative expenses were attributed to the hardware maintenance and repair outsourcing services business segment.

        The recovery of income taxes amounted to $3.2 million in 2003 as compared to a recovery of $1.7 million in 2002. The 2003 amount included the recovery of tax from losses carried back to prior years, as well as the future benefit of non-capital losses carried forward, undeducted research and development expenditures and other temporary differences that may be used to reduce taxable income for Canadian federal and Quebec provincial income tax purposes in future years. With respect to the future income tax assets recorded as at December 31, 2003, we determined that it is more likely than not that we will earn sufficient taxable income during the allowable carry-forward period to fully realize all of our future income tax assets, except for a tax benefit of approximately $1.4 million in losses carry-forward in certain subsidiaries because the criteria for recognition was not met. Our ability to ultimately realize these future income tax assets is dependent upon future profitability within the allowable carry-forward period, thus creating sufficient taxable income to realize the benefit of these assets.

         Our tax provision includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise on the conversion into Canadian dollars of net monetary assets and liabilities denominated inUS dollars for purposes of determining taxable income under Canadian income tax regulations. As the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains/losses do not impact earnings before income taxes even though the income tax provision included a net tax liability for these gains in 2002. In 2003, our tax provision includes a future tax recovery of $1.4 million related to the reversal of unrealized foreign exchange gains from 2002 compared to a recovery of $0.2 million for 2002.

         Our effective tax rate for 2003 was 40.4%, as compared to 35.5% for 2002. The increase is due to the valuation allowance recorded against non-capital losses in this year.

         Our net loss in 2003 was $6.2 million (or $0.41 per share (basic and diluted)), compared to net loss of $5.3 million in 2002 (or $0.35 per share (basic and diluted)).

         Underlying loss from continuing operations before incomes taxes was $6.6 million for the year ended December 31, 2003 compared to a loss of $4.1 million for the year ended December 31, 2002.

Reconciliation of Non-GAAP Financial Information (expressed in thousands of U.S. dollars)
	Twelve months ended December 31,

	2003	2002

Earnings (loss) from continuing operations before income taxes	(7,961)	(4,717)

Add (deduct):

Restructuring costs	109	—

Inventory write-downs pertaining to service costs	—	—
Stock-based compensation pertaining to selling, general and administrative expenses	—	—
Amortization of intangibles pertaining to transaction processing and service costs	299	157

Amortization of property and equipment	606	430

Foreign exchange loss	333	6

Underlying loss from continuing operations before income taxes	(6,614)	(4,124)

Liquidity and Capital Resources

         As at December 31, 2004, cash, cash equivalents, short-term investments and settlement assets totaled $189.9 million (including $20.8 million held as reserves and $3.5 million held in escrow), compared to $78.5 million as at December 31, 2003. Working capital, excluding cash and short-term investments held as reserves and cash held in escrow, as at December 31, 2004 was $65.1 million (December 31, 2003 — $92.7 million). As described above, a significant portion of cash, cash equivalents and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see Item 1 Business – Company Overview – Our Payments Business Segment). As at December 31, 2004, our cash position net of bank indebtedness and customer reserves and security deposits was $104.0 million (see Financial Condition above).

         Operating activities generated $6.7 million of cash and cash equivalents in 2004, as compared to having used $7.0 million in 2003. The improvement during 2004 was the result of a decrease in net loss from continuing operations after adjusting for items not affecting cash, as well as an increase in cash generated from operating assets and liabilities. The net loss from continuing operations adjusted for items not affecting cash was $6.1 million in fiscal 2003 compared to earnings of $4.0 million in 2004. Cash used for operating assets and liabilities was $0.9 million in fiscal 2003 compared to cash generated of $2.7 million in fiscal 2004.

         Financing activities used $3.6 million of cash in 2004 compared to the generation of $7.0 million in 2003. In 2003, proceeds from a bank demand loan were $10.7 million of which $6.0 million was used to finance the acquisition of the RBA service business and its related working capital requirements, and $3.7 million was used to settle long-term debt obligations of RBA, which we had assumed. In 2004, we repaid $3.3 million of the bank indebtedness. In addition, in 2004, we repaid $0.8 million of capital lease obligations and received proceeds of $0.5 million on the exercise of stock options and warrants.

         Investing activities generated $53.9 million of cash in 2004 compared to $4.0 million of cash used in 2003. The increase in cash generated of $57.9 million can be explained primarily by the following:

•	$32.9 million was assumed on the acquisition of Terra;

•	$30.2 million was generated on the disposal of our U-Scan self-checkout business;

•	$4.0 million was generated on the disposal of our investment in EBS;

•	$7.4 million additional cash was generated on the maturity of short-term investments ($9.2 million in 2004 compared to $1.8 million in 2003);

offset by

•	$10.8 million additional cash was used for business acquisitions ($16.9 million in 2004 compared to $6.1 million in 2003);

•	$3.0 million additional cash was used for the purchase of equipment (net of proceeds from the sale of equipment of $0.7 million in 2003); and

•	$2.8 million of cash was placed in escrow pertaining to business acquisitions compared to nil in 2003.

         We believe that our cash, cash equivalents and short-term investments will be adequate to meet our needs for at least the next 12 months.

         We have no financial obligations of significance, including any off-balance sheet arrangements, other than long-term lease commitments for our premises and vehicles in the United States and Canada, and bank indebtedness of $8.3 million as at December 31, 2004. These are summarized in notes 10, 13 and 16(a) of the notes to our consolidated financial statements, which are included in Item 8—“Financial Statements and Supplementary Data.”

         The timing of our contractual commitments during the next five years and thereafter, related to our operating leases, is as follows (in U.S. thousands of dollars):

Contractual Obligations	Total	2005	2006 to 2007	2008 to 2009	Thereafter

Operating Leases	$11,674	$3,522	$4,387	$2,900	$865

Forward-Looking Statements

         This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of our company or any other person that the objectives and plans of our company will be achieved.

         The following factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors discussed below may affect us to a greater extent than indicated. These risks factors are discussed in the context of the business as it existed at the time of preparing the financial statements for the year ended December 31, 2004. Risks related to our operations, including both the service and payments businesses are presented below under “RISKS RELATED TO OUR OPERATIONS”. Risks related specifically to our service business are presented below under “RISKS RELATED TO OUR SERVICE BUSINESS” and risks related specifically to the payments business are presented below under “RISKS RELATED TO OUR PAYMENT BUSINESS”. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

        OUR PAYMENT SYSTEM MIGHT BE USED FOR ILLEGAL OR IMPROPER PURPOSES. Despite measures that have been taken to detect and prevent identity theft, unauthorized uses of credit cards and similar misconduct, our payment systems remain susceptible to potentially illegal or improper uses. These may include illegal Internet gaming, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures that we have taken to detect and lessen the risk of this kind of conduct, we cannot be assured that these measures will succeed.

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

        THE LEGAL STATUS OF INTERNET GAMING IS UNCERTAIN AND FUTURE REGULATION MAY MAKE IT COSTLY OR IMPOSSIBLE TO CONTINUE PROCESSING FOR GAMING MERCHANTS. As electronic commerce in general and most of the products and services that we offer are relatively new, the manner in which existing state, provincial, federal and foreign government regulations may be applied is uncertain and difficult to predict. Due to the relatively recent development of Internet gaming, there are few laws or regulations that deal directly with the payment processing of this application and there is uncertainty as to the legal status of Internet gaming. While some jurisdictions have taken the position that Internet gaming is legal and have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions, other jurisdictions have taken the opposite view and enacted legislation to attempt to restrict or prohibit Internet gaming. For example, in the United States for the past several years there have been conflicting efforts to clarify the status of Internet gaming. The impact of those efforts cannot be predicted. To date, no legislation on the subject has successfully passed the U.S. Congress and become law. Moreover, the impact of enactment of Internet gaming legislation would not necessarily be immediately apparent. Among other things, any new law addressing the funding of Internet gaming likely would require implementing regulations in order to take full effect. Those regulations may require some time to formulate and adopt. Should the United States government decide to enact legislation making the funding of Internet gaming activities by U.S. residents unlawful, it would have a significant negative impact on us. Since we derive a substantial portion of our revenue from processing transactions for licensed Internet gaming, we may be exposed to governmental investigations and/or lawsuits initiated by the public in jurisdictions where Internet gaming is restricted or prohibited. Any adverse findings or rulings rendered against us in such jurisdictions could have a material adverse effect on our business, revenues, operating results and financial condition. This uncertainty could affect us indirectly through the effect experienced by our clients and on their revenues and directly in the event that we are restricted from conducting our activities, such as if the banks through which we settle our clients’ transactions terminate their agreements with us or significantly increase the costs to us for their services, or certain credit card issuing banks continue to reject Internet gaming transactions.

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

INCREASING GOVERNMENT REGULATION OF INTERNET COMMERCE COULD MAKE IT MORE COSTLY OR DIFFICULT TO CONTINUE OUR BUSINESS. As electronic commerce over the Internet develops, it may be the subject of increasing government regulation and there is a risk that well- established financial institutions and credit card companies will be able to influence the development of regulations in a manner which prioritizes their interests to our detriment. In addition, much of the current legislation relating to commercial transactions pre-dates and may be incompatible with Internet electronic commerce. There can be no assurance that regulators will not choose to enact or enforce legislation in a manner that would restrict our operations and other aspects of the electronic commerce market. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel and personal privacy are applicable to the Internet.
27

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

        WE RELY ON STRATEGIC RELATIONSHIPS AND SUPPLIERS. We have established and will continue to establish relationships with strategic partners and suppliers to help supply, promote and distribute our products and services. We are dependent upon maintaining as well as creating these relationships with strategic partners and suppliers, especially strategic banking relationships. The credit card companies and financial institutions on whom we rely in order to process our electronic transactions have adopted guidelines for the processing of transactions, including gaming transactions. We believe that our operations comply in all material respects with these guidelines. However, credit card companies and financial institutions could nonetheless decide in the future to refuse to process transactions for us or to process Internet gaming transactions generally. Any such decision, when made by a particular credit card company or financial institution, could be implemented with little or no advance notice to us. Should we not be able to conclude alternative arrangements with other credit card companies or financial institutions within the delays imposed by any such termination, or at all, our ability to carry out payment transactions would be impaired and we may not then be able to continue to carry on our business.

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

        OUR ABILITY TO PROCESS ELECTRONIC TRANSACTIONS DEPENDS ON BANK PROCESSING AND CREDIT CARD SYSTEMS. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. In order to prepare for certain types of system problems, we have developed and are testing a formal disaster recovery plan, however, there is no assurance that any disaster recovery plan which we might implement will protect us from all possible system failures. Any system failure, including network, software or hardware failure, that causes a delay or interruption in our electronic payment services could result in reduced use, reduced revenue and harm to our reputation, brand and relations with merchants and end-users.

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
30

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

        WE RELY UPON CERTAIN CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR SERVICES REVENUES. Two customers accounted for approximately 25% and 12% of our annual revenues from our services business, respectively. Any reduction in volume from any of these customers could have a material adverse effect on our services results.

        OUR BUSINESS IS AFFECTED BY COMPUTER INDUSTRY TRENDS. Our future success is dependent upon (i) the continuation of a number of trends in the computer industry, including the migration by information technology end-users to multi-vendor and multi-system computing environments, the overall increase in the sophistication and interdependency of computing technology, and a focus by information technology managers on cost efficient management and (ii) our ability to diversify our services to meet the needs of clients with respect to these trends. We believe that these trends have resulted in a movement by both end-users and OEMs towards outsourcing and an increased demand for support service providers that have the ability to provide a broad range of multi-vendor support services. There can be no assurance that these trends will continue in the future

WE OPERATE IN A MARKET SUBJECT TO RAPID TECHNOLOGICAL CHANGE. Rapid technological change and compressed product life cycles are prevalent in the computer industry, which may lead to the development of improved or lower cost technologies, higher quality hardware with significantly reduced failure rates and maintenance needs, or customer decisions to replace rather than continue to repair and maintain aging hardware, which could result in a reduced need for our services in the future. Moreover, such rapid technological changes could adversely affect our ability to predict equipment failure rates and, therefore, to establish prices that provide adequate financial results. Similarly, new computer systems could be built based upon proprietary, as opposed to open, systems that cannot be serviced by us.

THE FAILURE OF OUR SYSTEMS COULD NEGATIVELY IMPACT OUR BUSINESS AND OUR REPUTATION. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins, security breaches and similar events could damage our systems. Computer viruses, disgruntled or rogue employees, electronic break-ins or other similar disruptive problems, including those beyond our control, could also adversely affect our systems. Our business and reputation could be adversely affected if such systems were affected by any of these occurrences. Our existing or future insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. In order to prepare for certain types of system problems, we are developing a formal disaster recovery plan, however, there is no assurance that any disaster recovery plan which we might implement will protect us from all possible system failures. Any system failure, including network, software or hardware failure, that causes a delay or interruption in our services could result in reduced revenue and harm to our reputation, brand and relations with our customers.
31

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

        WE OPERATE IN A HIGHLY COMPETITIVE MARKET AND THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT OR FUTURE COMPETITORS. Competition among hardware support service providers, both OEMs and independent service organizations, is intense. We believe that a significant portion of industry hardware maintenance services is currently serviced by OEM service organizations. The remainder of the technology support services market is serviced by a small number of larger, independent companies, such as ourselves, offering a broader range of service capabilities, as well as numerous small companies focusing on narrower areas of expertise or serving limited geographic areas.

         In many instances, OEM service organizations have greater resources than us, and, because of their access to the OEMs engineering data, may be able to respond more quickly to servicing equipment that incorporates new or emerging technologies. Moreover, some OEMs do not make available to end-users or independent service organizations the technical information, repairable parts, diagnostics, information that relates to engineering changes and other support items required to service their products, and design and sell their products in a manner so as to make it virtually impossible for a third party to perform maintenance services without potentially infringing upon certain proprietary rights of the OEM. In addition, OEMs are sometimes able to develop proprietary remote diagnostic or monitoring systems, which we may not be able to offer. Therefore, OEM service organizations sometimes have a cost and timing advantage over us because we must first develop or acquire from another party the required support items before we can provide services for that equipment. An OEMs cost advantage, the unavailability of required support items or various proprietary rights of the OEM may preclude us from servicing certain products. Furthermore, OEMs usually provide warranty coverage for new equipment for specified periods, during which it is not economically feasible for us to compete for the provision of maintenance services. To the extent that OEMs choose, for marketing reasons or otherwise, to expand their warranty periods or terms, our business may be adversely affected.

WE RELY ON SINGLE SUPPLIERS FOR SOME OF OUR INVENTORY. Spare parts purchases are made from OEMs and other vendors. We, from time to time, will have only a single supplier for a particular part, which, in some cases, may be the OEM for such spare part. Should a supplier be unwilling or unable to supply any part or component in a timely manner, our business could be adversely affected.

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

        RISKS RELATED TO OUR OPERATION OF THE U-SCAN ® SELF-CHECKOUT BUSINESS

WE MAY BE SUBJECT TO ADDITIONAL LITIGATION STEMMING FROM OUR OPERATION OF THE U-SCAN® SELF-CHECKOUT BUSINESS. In 2004, we settled an action alleging that the U-Scan® self-checkout systems that we marketed infringed upon the claimant’s patent. A second party has sent demand letters to us alleging a different patent infringement (see Part II - Other Information; Item 1 – Legal Proceedings). We may in the future be subject to other litigation, which relates to our having carried on the self-checkout business. Litigation may be time consuming, expensive and distracting from the conduct of our current businesses, and the outcome of litigation is difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations and financial condition.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The table below provides information about our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates.

Interest rate and foreign currency exchange rate sensitivity table

	December 31, 2004

	Carrying Value	Fair Value(1)

	(U.S. thousands of dollars)
Notes denominated in U.S. and Canadian dollars, with a weighted average effective yield of 1.98% (2003 - 1.39%), maturing between January 12, 2005 and December 12, 2005 (2003 - matured between January 12, 2004 and October 24, 2004 with a maturity value of $48,641)

	$83,208	$83,329

Notes denominated in U.S. dollars, with a weighted average effective yield of 2.70% (2003 - 1.97%), maturing on December 29, 2006 with a maturity value of $5,000 (2003 - maturing between February 1, 2005 and December 9, 2008,with a maturity value of $25,626)	5,005	$4,949

	88,213	88,278

Held as reserves
Notes denominated in U.S. dollars and in Canadian dollars, with a weighted average effective yield of 2.30%, maturing on January 14 and March 22, 2005	2,104	2,104

TOTAL:	$90,317	$90,382

(1)    Fair value has been determined based upon quoted market values as at December 31, 2004.

We are exposed to foreign currency exchange rate fluctuations resulting from certain expenses paid from Canadian operations in Canadian dollars, while a significant portion of our revenues are earned in U.S. dollars. If the Canadian dollar strengthens in relation to the U.S. dollar, the effective cost of our expenses (as reported in U.S. dollars) will increase. We have never tried to hedge our exchange rate risk, do not plan to do so and may not be successful should we attempt to do so in the future. We are also exposed to interest rate fluctuation risk, which we do not systematically manage. We presently invest in short-term investment grade paper.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)

Three years ended December 31, 2004
(expressed in thousands of US dollars)
35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of Optimal Group Inc.

We have audited the accompanying consolidated balance sheets of Optimal Group Inc. (formerly Optimal Robotics Corp.) (the “Company”) as of December 31, 2004, and 2003 and the consolidated statements of operations, deficit and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our audit opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optimal Group Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in accordance with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in note 25 to the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Chartered Accountants

/s/ KPMG LLP

Montréal, Canada
February 25, 2005 (except as to note 16 (f) which is as of March 11, 2005)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Optimal Group Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of Optimal Group Inc.’s (formerly Optimal Robotics Corp.) (the “Company”) Form 10-K for the year ended December 31, 2004, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over the financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, deficit and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 25, 2005 expressed an unqualified opinion on those consolidated financial statements.

Chartered Accountants

Montréal, Canada
February 25, 2005

OPTIMAL GROUP INC. (formerly Optimal Robotics Corp.) Consolidated Financial Statements For each of the years in the three-year period ended December 31, 2004 (expressed in thousands of US dollars)

OPTIMAL GROUP INC. (formerly Optimal Robotics Corp.) Consolidated Balance Sheets December 31, 2004 and 2003 (expressed in thousands of US dollars)

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$62,937	$4,212
Cash held as reserves	18,739	—
Cash held in escrow (notes 4 (f) and 26)	3,536	—
Short-term investments (note 5)	88,213	74,302
Short-term investments held as reserves (note 5)	2,104	—
Settlement assets (note 5 (b))	14,375	—
Accounts receivable (note 6)	8,212	4,793
Income taxes receivable and refundable investment tax credits	773	922
Inventory	3,513	4,216
Prepaid expenses and deposits	1,331	796
Future income taxes (note 20)	—	332
Current assets related to discontinued operations (note 4 (c))	—	25,292

	203,733	114,865

Long-term receivables (note 7)	3,666	—
Non-refundable investment tax credits	4,747	—
Property and equipment (note 8)	4,807	1,931
Goodwill and other intangible assets (note 9)	72,505	10,518
Deferred compensation cost (note 4 (b))	1,807	—
Future income taxes (note 20)	3,979	2,278
Long-term assets related to discontinued operations (note 4 (c))	—	5,951

	$295,244	$135,543

Liabilities and Shareholders’ Equity
Current liabilities:
Bank indebtedness (note 10)	$8,301	$10,726
Customer reserves and security deposits (note 11)	77,574	—
Accounts payable and accrued liabilities (note 12)	23,680	5,569
Deferred revenue	3,201	1,302
Current portion of obligations under capital leases (note 13)	578	—
Future income taxes (note 20)	917	134
Current liabilities related to discontinued operations (note 4 (c))	—	4,389

	114,251	22,120

Future income taxes (note 20)	3,794	130
Deferred revenue	318	—
Obligations under capital leases (note 13)	200	—
Shareholders’ equity:
Share capital (note 14)	184,191	122,102
Additional paid-in capital (note 15 (d))	10,557	5
Deficit	(16,583)	(7,330)
Cumulative translation adjustment	(1,484)	(1,484)

	176,681	113,293
Commitments and contingencies (note 16)
Subsequent event (note 26)

	$295,244	$135,543

See accompanying notes to consolidated financial statements. Approved by the Board of Directors

/s/ HOLDEN L. OSTRIN	Director	/s/ NEIL S. WECHSLER	Director

OPTIMAL GROUP INC. (formerly Optimal Robotics Corp.) Consolidated Statements of Operations Three-year period ended December 31, 2004 (expressed in thousands of US dollars, except per share amounts)

	2004	2003	2002

Revenues	$99,397	$15,666	$8,631

Expenses:
Transaction processing and service costs	58,443	10,872	6,152
Inventory write-downs pertaining to service costs (note 19 (a))	2,931	—	—
Amortization of intangibles pertaining to
transaction processing and service costs	2,844	299	157
Selling, general and administrative	32,433	11,419	7,900
Stock-based compensation pertaining to selling,
general and administrative (notes 19 (b))	5,736	—	—
Research and development (note 18)	1,511	—	—
Operating leases	3,629	970	520
Restructuring costs (note 19 (a))	1,325	109	—
Amortization of property and equipment	2,257	606	430
Foreign exchange (gain) loss	(1,014)	333	6

	110,095	24,608	15,165

Net loss from continuing operations before investment
income and income taxes	(10,698)	(8,942)	(6,534)

Investment income	1,599	981	1,817

Loss from continuing operations before income taxes	(9,099)	(7,961)	(4,717)

Income tax (recovery) provision (note 20)	1,188	(3,215)	(1,676)

Net loss from continuing operations	(10,287)	(4,746)	(3,041)

Loss from discontinued operations, net of income taxes (note 4 (c))	(3,130)	(1,422)	(2,286)

Gain on disposal of net assets from
discontinued operations, net of
income taxes of $2,342 (note 4 (c))	4,164	—	—

Net loss	$(9,253)	$(6,168)	$(5,327)

Weighted average number of shares:
Basic	20,289,670	14,936,235	15,058,533
Plus impact of stock options and warrants	136,607	576	42,874

Diluted	20,426,277	14,936,811	15,101,407

Loss per share :
Continuing operations:
Basic	$(0.51)	$(0.32)	$(0.20)
Diluted	(0.51)	(0.32)	(0.20)
Discontinued operations:
Basic	0.05	(0.09)	(0.15)
Diluted	0.05	(0.09)	(0.15)
Net:
Basic	(0.46)	(0.41)	(0.35)
Diluted	(0.46)	(0.41)	(0.35)

See accompanying notes to consolidated financial statements.
41

OPTIMAL GROUP INC. (formerly Optimal Robotics Corp.) Consolidated Statements of Deficit Three-year period ended December 31, 2004 (expressed in thousands of US dollars)

	2004	2003	2002

(Deficit) retained earnings, beginning of year	$(7,330)	$(1,162)	$8,475

Net loss	(9,253)	(6,168)	(5,327)

Excess of purchase price over book value
of shares (note 14)	—	—	(4,310)

Deficit, end of year	$(16,583)	$(7,330)	$(1,162)

See accompanying notes to consolidated financial statements.
42

OPTIMAL GROUP INC. (formerly Optimal Robotics Corp.) Consolidated Statements of Cash Flows Three-year period ended December 31, 2004 (expressed in thousands of US dollars)

	2004	2003	2002

Cash flows from operating activities:
Net loss from continuing operations	$(10,287)	$(4,746)	$(3,041)
Adjustments for items not affecting cash:
Amortization	5,101	905	587
Future income taxes	983	(2,254)	(951)
Stock-based compensation	5,736	—	—
Inventory write-downs	2,931	—	—
Foreign exchange	(451)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(704)	(295)	403
Income taxes and refundable investment tax credits	(679)	1,288	(6,121)
Inventory	(1,440)	(445)	(250)
Prepaid expenses and deposits	16	(352)	19
Accounts payable and accrued liabilities	2,967	(960)	225
Change in cash and short-term investments - reserved	2,712	—	—
Settlement assets	(3,828)	—	—
Customer reserves and deposits	4,316	—	—
Deferred revenue	(709)	(175)	(559)

	6,664	(7,034)	(9,688)
Cash flows from financing activities:
Bank indebtedness	(3,328)	10,726	—
Repayment of capital leases	(762)	—	—
Repayment of long-term debt	—	(3,746)	—
Repurchase of common shares	—	—	(8,684)
Proceeds from issuance of common shares	482	—	—

	(3,608)	6,980	(8,684)
Cash flows from investing activities:
Proceeds from disposition of investment in EBS (note 4 (d))	3,974	—	—
Long-term receivables	33	—	—
Increase in cash held in escrow	(2,794)	—	—
Proceeds from maturity of short-term investments	9,242	1,845	18,340
Cash acquired on acquisition of Terra	32,880	—	—
Purchase of property and equipment	(2,812)	(463)	(284)
Proceeds from sale of property and equipment	—	656	—
Acquisition of Systech Retail Systems (note 4 (a))	(3,465)	—	—
Acquisition of NPS, net of cash acquired of $126 (note 4 (e))	(12,006)	—	—
Acquisition costs	(1,389)	—	—
Acquisition of RBA (note 4 (f))	—	(6,046)	—
Proceeds from disposition of business (note 4 (c))	30,194	—	—

	53,857	(4,008)	18,056
Effect of exchange rate changes on cash and cash equivalents
during the year	1,776	—	—

Net increase (decrease) in cash and cash equivalents	58,689	(4,062)	(316)

Net increase (decrease) in cash from discontinued operations	36	(1,341)	315

Cash and cash equivalents, beginning of year	4,212	9,615	9,616

Cash and cash equivalents, end of year	$62,937	$4,212	$9,615

Supplemental disclosure of cash flow information (note 24) See accompanying notes to consolidated financial statements.
43

OPTIMAL GROUP INC. (formerly Optimal Robotics Corp.) Notes to Consolidated Financial Statements Three-year period ended December 31, 2004 (expressed in thousands of US dollars, except per share amounts)

1. Nature of operations:

Optimal Group Inc. (formerly Optimal Robotics Corp.) (the “Company”) is incorporated under the Canada Business Corporations Act. The Company operates in two segments through Optimal Payments and Optimal Services Group. Optimal Payments is a provider of technology and services that businesses require to accept credit card, debit card, electronic check and direct debit payments. Optimal Payments processes credit and debit card payments for Internet businesses, mail-order/telephone-order and retail point-of-sale merchants, as well as processing checks and direct debits online and by telephone. Optimal Services Group operates repair depots and is a provider of field hardware maintenance and repair outsourcing services to retail, financial services and other third-party accounts.

2. Basis of presentation:

As a result of the sale of U-Scan®  self-checkout business referred to in note 4 (c), the results of discontinued operations are included in the net loss, but recorded separately for current and prior periods. The balance sheet separately presents the current and long-term assets and liabilities related to the discontinued operations for the current and prior periods.

3. Significant accounting policies:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. These principles conform, in all material respects, with accounting principles generally accepted in the United States, except as described in note 25. The principal accounting policies of the Company are summarized as follows:

(a)	Principles of consolidation:

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

(b)	Cash and cash equivalents:

Cash and cash equivalents consist of cash on hand and balances with financial institutions, and highly liquid debt instruments with original terms to maturity of three months or less.

Cash held in escrow represents funds held by third parties associated with the acquisitions described in note 4 (f) and note 26.
44

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

3. Significant accounting policies (continued):

(c)	Short-term investments:

Short-term investments include investments with maturities of less than a year, as well as investments with maturities greater than a year that can be promptly liquidated. Investments are carried at the lower of amortized cost and market value.

(d)	Cash and short-term investments held as reserves:

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

(e)	Inventory:

To provide maintenance and repair services to its customers, the Company maintains an inventory of replacement parts. Parts are stated at cost (weighted average). The Company provides an allowance for obsolescence and shrinkage. The costs of refurbishing parts are included in the service costs as incurred.

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

Computer equipment and software	33% - 50%
Equipment	10% - 33%
Leasehold improvements	Lease term

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

3. Significant accounting policies (continued):

(h)	Goodwill and other intangible assets:

Goodwill:

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated as of the date of the business combination to the Company’s reporting units that are expected to benefit from the synergies of the business combination.

Goodwill is not amortized but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired, and the second step of the test is not required. The second step is performed when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the impairment loss, if any. When the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item on the consolidated statement of operations.

Based on the impairment tests performed, the Company concluded that no goodwill impairment charge was required.

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

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

3. Significant accounting policies (continued):

(h)	Goodwill and other intangible assets (continued):

Other intangible assets (continued):

Intangible assets are amortized using the straight-line method over the following periods:

Customer contracts and customer relationships	42 - 84 months
Acquired technology	60 months
Supplier contract	84 months
Customer list	44 months
Deferred compensation cost	Vesting period for periods
ranging up to 36 months

As at December 31, 2004, estimated amortization expense for each of the next five years is expected to be as follows:

2005	$3,413
2006	3,387
2007	3,221
2008	3,150
2009	1,512

Estimated future amortization expense is based on intangible amounts recorded as of December 31, 2004. Actual amounts will increase if additional amortizable intangible assets are acquired.

(i)	Impairment of long-lived assets:

Long-lived assets, consisting of property and equipment and intangible assets with finite useful lives, are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, which is established as the carrying amount of an asset to be held and used over the sum of the undiscounted cash flows expected from its use and disposal; the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. Based on the impairment test performed, the Company concluded that no impairment charge was required.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

3. Significant accounting policies (continued):

(j)	Asset retirement obligations:

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

(k)	Income taxes:

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

(l)	Revenue recognition:

As a result of the business acquisitions and disposals referred to in note 4, the Company is engaged in the business of providing payment services and hardware maintenance and repair outsourcing services.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

3. Significant accounting policies (continued):

(l)	Revenue recognition (continued):

The majority of payment service revenues are generated from fees charged to customers for payment processing services. Customers are charged a discount fee or rate, which is based upon the customer’s monthly charge volume and risk profile, and is calculated as a percentage of the dollar amount of each credit or debit transaction. Higher discount rates are charged for card-not-present transactions than for card-present transactions in order to compensate for the higher cost of underwriting and managing the increased chargeback risk associated with such transactions. The balance of payment service revenues are derived from a variety of fixed transaction or services fees, including set-up fees, fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. Discount and other fees related to payment transactions are recognized at the time the customer’s transactions are processed. Revenues derived from service fees are recognized at the time the service is performed. Revenues from set-up fees are deferred and amortized over the expected term of the customer relationship, which is approximately five years.

In those situations where the Company is the primary party responsible for providing processing services, discount fees are reported gross, and amounts paid to financial institutions for payment processing services are included in transaction processing expenses. Where the Company is not the primary party in providing a merchant with payment processing services, the Company records revenue, net of amounts paid to the acquiring processing supplier.

Revenues from repair services are recognized at the time the services are rendered. Revenues from maintenance contracts are deferred and recognized ratably over the term of the contract.

(m)	Reserve for losses on merchant accounts:

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is charged back to the merchant, which means the purchase price is refunded to the cardholder and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company evaluates the risk for such transactions and estimates its potential loss for chargebacks based primarily on historical experience and other relevant factors.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

3. Significant accounting policies (continued):

(m)	Reserve for losses on merchant accounts (continued):

The Company maintains a reserve for its merchant losses necessary to absorb chargebacks and other losses for merchant transactions that have been previously processed and on which revenues have been recorded. The Company analyzes the adequacy of its reserve for merchant losses, each reporting period. The reserve for merchant losses is comprised of specifically identifiable reserves for merchant transactions for which losses are estimable.

The reserve for losses on merchant accounts is decreased by merchant losses (arising from chargebacks) and is increased by provisions for merchant losses, net of any recoveries. Provisions for merchant losses are included in selling, general and administrative expenses in the consolidated statements of operations. As at December 31, 2004, the reserve for losses on merchant accounts is included in accounts payable and accrued liabilities.

(n)	Foreign currency translation:

Monetary assets and liabilities of the Canadian and foreign operations denominated in currencies other than the US dollar are translated at the rates of exchange prevailing at the balance sheet dates. Other assets and liabilities denominated in currencies other than the US dollar are translated at the exchange rates prevailing when the assets were acquired or the liabilities incurred. Revenues and expenses denominated in currencies other than the US dollar are translated at the average rate of exchange in effect for the period during which the transaction occurred. Foreign exchange gains and losses are included in the determination of net earnings.

(o)	Research and development expenses:

Research costs, which include all costs incurred to establish technological feasibility, are charged to operations in the period in which they are incurred. Once technological feasibility has been established, development costs are evaluated for deferral and subsequent amortization over the estimated period of benefit. As at December 31, 2004 and 2003, the Company had no deferred development costs.

(p)	Stock-based compensation:

Effective January 1, 2003, the fair value-based method is used to account for all transactions whereby goods and services are received in exchange for stock-based compensation and other stock-based payments. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting periods. Previously, the Company applied the settlement method of accounting for employee stock options. Under the settlement method, any consideration paid by employees on the exercise of stock options was credited to share capital and no compensation expense was recognized.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

3. Significant accounting policies (continued):

(p)	Stock-based compensation (continued):

The following disclosure is required to report the pro forma net loss and loss per share as if the fair value-based method had been used to account for employee stock options granted during fiscal 2002. The pro forma adjustment for fiscal 2003 relates to the amortization of the remaining balance of compensation cost for stock options granted during fiscal 2002 due to the cancellation of all options outstanding in July 2003.

	2004	2003	2002

Net loss, as reported	$(9,253)	$(6,168)	$(5,327)

Deduct:
Total stock-based employee
compensation expense determined
under fair value-based method for
all awards granted in fiscal 2002,
net of related taxes of nil	—	(1,424)	(18,575)

Pro forma net loss	$(9,253)	$(7,592)	$(23,902)

Loss per share:
Basic:
As reported	$(0.46)	$(0.41)	$(0.35)
Pro forma	(0.46)	(0.51)	(1.59)
Diluted:
As reported	(0.46)	(0.41)	(0.35)
Pro forma	(0.46)	(0.51)	(1.59)

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

3. Significant accounting policies (continued):

(p)	Stock-based compensation (continued):

The weighted average fair value of the 1,765,000 options granted during fiscal 2002, estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions, was $11.49 per share:

Risk-free interest rate	3.32%
Expected volatility	81%
Expected life in years	10
Expected dividend rate	0%

Dividend yield was excluded from the calculation, since it is the present policy of the Company to retain all earnings to finance operations.

(q)	Earnings per share:

Basic earnings per share are determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated using the treasury stock method. Diluted earnings per share are computed in a manner consistent with basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding options and warrants were exercised, and that the proceeds from such exercises are used to repurchase common shares at the average market price during the reporting period.

(r)	Guarantees:

In the normal course of business, the Company enters into various agreements that may contain features that meet the definition of a guarantee. A guarantee is defined to be a contract (including an indemnity) that contingently requires the Company to make payments to a third party based on (i) changes in an underlying interest rate, foreign exchange rate, equity or commodity instrument, index or other variable that is related to an asset, a liability or an equity security of the guaranteed party, (ii) failure of another party to perform under an obligating agreement, or (iii) failure of another party to pay its indebtedness when due. A liability is recorded when the Company considers it probable that a payment relating to a guarantee has to be made to the other party of the contract or agreement.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

3. Significant accounting policies (continued):

(s)	Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Significant areas requiring the use of management estimates and assumptions include determining the allowance for doubtful accounts and reserves for losses on merchant accounts, estimating the useful lives of long-lived assets, including property and equipment and intangible assets, estimating the fair value of identifiable intangibles acquired in a business acquisition, estimating stock-based compensation costs, as well as assessing the recoverability of inventories, goodwill, long-lived assets, research and development tax credits receivable and future tax assets. The reported amounts and note disclosures are determined to reflect the most probable set of economic conditions and planned courses of action. Financial results as determined by actual events could differ from those estimates.

4. Business acquisitions and disposals:

(a)	Systech Retail Systems:

On February 27, 2004, the Company acquired the hardware service division of Systech Retail Systems (“Systech”). The Company believed that the combination of this division with the Company’s existing service organization would contribute positively to the Company’s financial results in 2004. The acquisition of Systech resulted in the recognition of goodwill primarily because of the Company’s strategy to re-establish a repair services business in the United States in light of the then-anticipated sale of its U-Scan® self-checkout business.

The net assets acquired for cash were approximately $3.5 million. The acquisition is accounted for by the Company using the purchase method and the results of Systech are consolidated with those of the Company from the date of acquisition.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

4. Business acquisitions and disposals (continued):

(a)	Systech Retail Systems (continued):

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Assets acquired:
Accounts receivable	$1,428
Inventories	750
Property and equipment	1,082
Prepaid expenses and deposits	65
Customer contracts and customer rela tionship	612
Goodwill	4,258

8,195

Liabilities assumed:
Accounts payable and accrued liabili lities	1,441
Obligations under capital leases	808
Deferred revenue	2,481

4,730

Net assets acquired for cash	$3,465

(b)	Terra Payments Inc.:

Effective April 6, 2004, the Company completed a Combination Agreement with Terra Payments Inc. (“Terra”), a publicly-traded company that offered proprietary technology and services to businesses to accept credit card, electronic check and direct debit payments. Terra processed credit card payments for non-face-to-face transactions, including mail-order/telephone order, licensed online gaming and other online merchants, as well as for retail point-of-sale merchants. Terra also processed checks and direct debits online and by telephone. The primary reasons for the Company’s acquisition of Terra and the primary factors that contributed to a purchase price that resulted in recognition of goodwill include its industry position, management strength, earnings prospects and ability to serve as a platform for potential strategic acquisitions for enhanced growth and profitability in this segment.

The agreement provided for a stock-for-stock merger in which 0.4532 of the Company’s common shares were exchanged for each share of Terra. The total purchase price of approximately $66 million was paid through the issuance of 7,242,168 Class A shares by the Company, the acquisition of outstanding options and warrants issued by Terra and estimated transaction costs of the Company.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

4. Business acquisitions and disposals (continued):

(b)	Terra Payments Inc. (continued):

The acquisition is accounted for by the Company using the purchase method and the results of Terra are consolidated with those of the Company from the date of acquisition. The following table presents the estimated fair value of the assets purchased and liabilities assumed from Terra on April 6, 2004.

Assets acquired:
Cash and cash equivalents	$32,880
Short-term investments	23,153
Cash and short-term investments - held as reserves	23,555
Settlement assets	10,547
Accounts receivable	1,283
Refundable investment tax credits receivable	589
Prepaid expenses and deposits	475
Property and equipment	1,466
Investment in ebs Electronic Billing Systems AG	3,974
Long-term receivables	3,698
Non-refundable investment tax credits	3,954
Future income taxes	3,859
Customer contracts and customer relationships	5,456
Acquired technology	4,520
Non-deductible goodwill	35,650

155,059

Liabilities assumed:
Accounts payable and accrued liabilities	10,697
Deferred revenue	444
Customer reserves and security deposits	73,259
Future income taxes	3,922
Obligations under capital leases	732

89,054

Net assets acquired	$66,005

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

4. Business acquisitions and disposals (continued):

(b)	Terra Payments Inc. (continued):

Consideration:
7,242,168 common shares	$61,414
Transaction costs	1,389
Options and warrants	5,877
Less options and warrants considered as deferred compensation	(2,675)

Total purchase price	$66,005

The per share value of the shares issued as consideration for the business acquisition was $8.48, which was determined using the Company’s average closing share price on NASDAQ over a reasonable period before and after the date the terms of the business combination were agreed to and announced.

The Company assumed 1,587,058 stock options and warrants having a fair value of $5,877, or a weighted average of $3.70 per share, relating to the Terra outstanding stock options and warrants. This also represents 0.4532 stock option or warrant of the Company for each stock option or warrant of Terra. The fair value of the vested stock options and warrants of $3,202 is included in the purchase consideration. The remaining $2,675, representing the fair value of the unvested stock options, is recorded as deferred compensation cost and is being amortized over the vesting periods. For the year ended December 31, 2004, $868 was amortized as stock-based compensation in the consolidated statements of operations.

The fair values of the stock options and warrants were determined using the Black-Scholes option pricing model using the following weighted average assumptions:

Expected volatility	69.8%
Expected life in years	2.9
Risk-free interest rate	2%
Expected dividend rate	0%

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

4. Business acquisitions and disposals (continued):

(c)	Sale of U-Scan® self-checkout business:

Effective April 8, 2004, the Company sold its U-Scan® self-checkout business to Fujitsu Transaction Solutions Inc. (“Fujitsu”), including all related tangible assets, intellectual property rights, and obligations, for $35,000 in cash plus the assumption of liabilities. Fujitsu funded the payment of a termination fee owed by the Company to NCR Corporation as a result of the termination of their offer to purchase the self-checkout business. Subsequent to April 8, 2004, the Company paid an amount of $4,806 to Fujitsu due to purchase price adjustments mainly attributed to there being less net assets sold to Fujitsu, as the Company collected a large portion of the accounts receivable and realized the cash thereon in advance of the sale. Thus, the net proceeds realized on the sale to Fujitsu were $30,194.

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

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

4. Business acquisitions and disposals (continued):

(c)	Sale of U-Scan® self-checkout business (continued):

The following table summarizes the book value of the assets and liabilities at April 8, 2004 and December 31, 2003 relating to the business sold by the Company:

	April 8, 2004		December,31, 2003

Current assets:
Accounts receivable	$8,194		$6,290
Inventories	17,915		18,722
Prepaid expenses and deposits	169		280

	26,278		25,292

Long-term assets:
Property and equipment	3,937		4,359
Intangible assets	3,500		1,592

	7,437		5,951

Current liabilities:
Accounts payable and accrued liabilities	2,895		2,831
Deferred revenue	7,132		1,558

	10,027		4,389

Net assets relating to U-Scan® self-checkout business	23,688		26,854

Proceeds from sale	30,194		N/A

Gain on sale of net assets of U-Scan® self-checkout business
before income taxes	6,506		N/A

Income taxes	2,342		N/A

Net gain on sale of net assets of U-Scan® self-checkout
business	$4,164	$	N/A

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

4. Business acquisitions and disposals (continued):

(c)	Sale of U-Scan® self-checkout business (continued):

The results of operations of this business for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002

Systems and hardware service revenue	$10,870	$51,522	$67,086
Cost of sales	6,929	34,550	44,108

	3,941	16,972	22,978

Expenses:
Selling, general and administrative	5,968	14,487	21,101
Amortization	664	2,160	2,068
Operating leases	237	1,001	1,031
Research and development, net of research
tax credits of nil (2003 - $376;
2002 - $856)	202	795	1,290
Restructuring costs	—	639	1,039

	7,071	19,082	26,529

Loss before income taxes	(3,130)	(2,110)	(3,551)

Income tax recovery	—	(688)	(1,265)

Net loss from discontinued operations	$(3,130)	$(1,422)	$(2,286)

The results of operations include management assumptions and adjustments related to cost allocations which are inherently subjective.

(d)	Disposition of investment in ebs Electronic Billing Systems AG:

In May 2004, the Company sold its investment in ebs Electronic Billing Systems AG (“EBS”) to EBS’ majority shareholder for a net cash consideration of $3,974, which was the fair value of the investment recorded by the Company upon the acquisition of Terra at April 6, 2004. Accordingly, there was no gain or loss on this transaction.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

4. Business acquisitions and disposals (continued):

(e)	Acquisition of National Processing Services LLC (“NPS”):

On July 1, 2004, the Company acquired NPS, a registered VISA® and Mastercard® independent sales organization, for a total consideration of approximately $15,000. The acquisition of NPS resulted in the recognition of goodwill primarily because the NPS operations would deliver earnings prospects and potential strategic and other benefits, including an increase in its revenue base and diversification of the payment services portfolio.

The acquisition was accounted for by the Company using the purchase method and the results of NPS were consolidated with those of the Company from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Assets acquired:
Cash	$126
Accounts receivable	4
Inventories	37
Property and equipment	21
Prepaid expenses and deposits	12
Customer relationships	3,523
Supplier contract	597
Goodwill	10,818

15,138

Liabilities assumed:
Accounts payable and accrued liabilities	6

Net assets acquired	$15,132

Consideration:
Cash on closing	$12,000
Transaction costs	132
Balance of sale	3,000

$15,132

The balance of sale is due in equal installments of which $1,500 was paid in January 2005 and the remainder is due in July 2005.
60

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

4. Business acquisitions and disposals (continued):

(f)	RBA Inc.:

On September 30, 2003, the Company acquired substantially all of the assets and the ongoing business of RBA Inc. (“RBA”), a company that provides hardware maintenance outsourcing services, including debit/credit card system maintenance and computer maintenance services, across Canada. The Company believed that the RBA acquisition resulted in the recognition of goodwill primarily because the RBA operations would deliver earnings prospects and potential strategic and other benefits, including a stronger and more integrated services business segment with the benefits of increased size and scale, which would improve the stability of the combined businesses’ earnings in varying economic and market climates.

The net assets acquired for cash are approximately $5.3 million (CA$7.2 million). The acquisition is accounted for by the Company using the purchase method, and the results of RBA are consolidated with those of the Company from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at date of acquisition.

Assets acquired, at assigned values:
Accounts receivable	$3,185
Inventories	2,222
Property and equipment	1,767
Prepaid expenses and deposits	289
Customer contracts and customer relationships	3,400
Tax-deductible goodwill	3,182

14,045

Liabilities assumed:
Accounts payable and accrued liabilities	4,296
Deferred revenue	698
Current portion of long-term debt	2,384
Long-term debt	1,362

8,740

Net assets acquired for cash	$5,305

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

4. Business acquisitions and disposals (continued):

(f)	RBA Inc. (continued):

In fiscal 2004, an adjustment of $139 was made to increase goodwill attributable to the acquisition of the ongoing business of RBA Inc. for liabilities estimated at time of the acquisition. In addition, the purchase price of the RBA acquisition was decreased by $742 in 2004. This adjustment has been recorded as a decrease to goodwill and an increase to cash held in escrow, and represents management’s best estimate of the purchase price consideration expected to be recovered from funds held in escrow from the resolution of disputes associated with the acquisition.

5. Short-term investments and settlement assets:

(a)	Short-term investments consist of the following:

	2004	2003

Notes denominated in US dollars and in Canadian dollars, with a weighted average effective yield of 1.98% (2003 - 1.39%), maturing between January 12, 2005 and December 12, 2005 (2003 - matured between January 12, 2004 and October 24, 2004)	$83,208	$48,032

Notes denominated in US dollars, with a weighted average
effective yield of 2.70% (2003 - 1.97%), maturing on
December 29, 2006 (2003 - maturing between February 1,
2005 and December 9, 2008)	5,005	26,270

	$88,213	$74,302

Held as reserves
Notes denominated in US dollars and in Canadian dollars,
with a weighted average effective yield of 2.30%, maturing on
January 14, 2005 and March 22, 2005	$2,104	$—

(b)	Settlement assets:

Settlement assets result from timing differences in the Company’s settlement process. These timing differences are primarily as a result of settlement amounts due from financial institutions that represent the card associations and debit networks. These amounts are typically funded to the Company within days from the transaction processing date.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

6. Accounts receivable:

	2004	2003

Trade accounts receivable	$7,579	$4,463
Accrued interest	186	237
Sales tax receivable	120	55
Other	429	173
Less allowance for doubtful accounts	(102)	(135)

	$8,212	$4,793

7. Long-term receivables:

Included in long-term receivables is the net present value of an interest-free note received on the sale of the assets of a division of Terra in fiscal 2002. The repayment terms require monthly payments equal to 10% of the debtor’s sales.

8. Property and equipment:

	2004	2003

Cost:
Assets held under capital leases	$1,568	$—
Equipment	1,370	745
Computer equipment and software	3,434	1,403
Leasehold improvements	1,758	843

	8,130	2,991

Accumulated amortization:
Assets held under capital leases	933	—
Equipment	366	185
Computer equipment and software	1,559	817
Leasehold improvements	465	58

	3,323	1,060

Net carrying amount	$4,807	$1,931

Assets held under capital leases consist of vehicles and computer equipment. Amortization expense related to assets under capital leases was $933 in 2004 (2003 and 2002 - nil).
63

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

9. Goodwill and other intangible assets:

			December 31, 2004

	Gross carrying amount	Accumulated amortization	Net book value

Goodwill	$57,079	$141	$56,938
Customer contracts and customer
relationships	12,991	2,108	10,883
Acquired technology	4,520	678	3,842
Customer list	786	498	288
Supplier contract	597	43	554

	$75,973	$3,468	$72,505

			December 31, 2003

	Gross carrying amount	Accumulated amortization	Net book value

Goodwill	$6,956	$141	$6,815
Customer contracts and customer
relationships	3,400	142	3,258
Customer list	786	341	445

	$11,142	$624	$10,518

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

9. Goodwill and other intangible assets (continued):

Changes in goodwill and other intangible assets were as follows:

	Goodwill	Customer contracts and relationships	Acquired technology	Customer list	Supplier contracts	Total

Balance,
December 31, 2003	$6,815	$3,258	$—	$445	$—	$10,518

Acquisitions:
Terra	35,650	5,456	4,520	—	—	45,626
Systech	4,258	612	—	—	—	4,870
NPS	10,818	3,523	—	—	597	14,938

Adjustments:
RBA (note 4 (f))	139	—	—	—	—	139
RBA (note 4 (f))	(742)	—	—	—	—	(742)

Amortization	—	(1,966)	(678)	(157)	(43)	(2,844)

Balance,
December 31, 2004	$56,938	$10,883	$3,842	$288	$554	$72,505

10. Bank indebtedness:

The Company has credit facilities in the amount of approximately CA$16,800, which can be utilized in the form of loans, bankers’ acceptances or letters of guarantees. At December 31, 2004, the Company utilized $8,301 of the facilities in borrowings and $1,500 (CA$1,800) through the issuance of letters of guarantee. The borrowings are due on demand and bear interest either at the bank’s prime rate, the market rate for bankers’ acceptances plus an acceptance fee of 0.75% per annum or at between 115 and 135 basis points on bank’s prime rate, depending on the form of the facility utilized. The facilities are secured by a first ranking moveable hypothec on short-term investments.

11. Customer reserves and security deposits:

Customer reserves and security deposits are required from certain customers in the payments segment to allow the Company to recover any amounts charged by the financial institutions under the arrangements described in note 3 (d). Customer reserves relate to the short-term portion of collateral and outstanding payments due to customers. Security deposits are held by the Company over the term of the customer relationship, which has generally been of a long-term nature.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

12. Accounts payable and accrued liabilities:

	2004	2003

Trade accounts payable	$2,644	$2,177
Accrued trade liabilities	5,245	252
Accrued salaries and benefits	6,082	1,729
Reserve for merchant losses and chargebacks	3,510	—
Balance of sale on acquisition of NPS (note 4 (e))	3,000	—
Income taxes payable	403	—
Sales taxes payable	461	483
Royalties payable	408	—
Other	1,927	928

	$23,680	$5,569

13. Obligations under capital leases:

	2004	2003

Vehicle lease contracts, bearing interest at 5.75%, maturing on
dates varying from April 2005 to July 2005	$342	$—

Computer equipment lease contracts, interest ranging between
4.65% to 16%, maturing on dates varying from March 2005 to May 2007	477	—

Total amount of future minimum lease payments	819	—

Less imputed interest	(41)	—

Less current portion	(578)	—

Long-term portion	$200	$—

Future principal payments under capital leases for subsequent years are as follows: 2005 - $578, 2006 - $174, 2007 - $26. Interest expense related to obligations under capital leases was $70 in 2004 (2003 and 2002 - nil).

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

14. Share capital:

The Company’s authorized share capital consists of an unlimited number of Class “A” shares, and Class “B” and Class “C” preference shares.

–	The Class “A” shares are designated as common shares.

–
The Class “B” preference shares are voting, non-participating and redeemable at the option of the Company for the amount paid up thereon. In the event of the liquidation, dissolution or wind-up of the Company, the Class “B” preference shares rank in priority to all other classes.

–
The Class “C” preference shares are issuable in series with rights, privileges, restrictions and conditions designated by the directors. In the event of the liquidation, dissolution or wind-up of the Company, the Class “C” preference shares rank in priority to the common shares.

Changes in the issued and outstanding share capital are as follows:

	Number of common shares	Book value

Balance, December 31, 2001	15,471,464	$126,476

Stock repurchase program	(535,100)	(4,374)

Balance, December 31, 2002 and 2003	14,936,364	122,102

Shares issued on acquisition of Terra (note 4 (b))	7,242,168	61,414
Exercise of stock options	40,841	344
Exercise of warrants	31,724	331

Balance, December 31, 2004	22,251,097	$184,191

The book value of the amounts credited to share capital from the exercise of stock options and warrants in fiscal 2004 includes a cash consideration of $482, as well as an ascribed value from additional paid-in capital of $193.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

14. Share capital (continued):

During 2002, 535,100 shares having a book value of $4,374 had been repurchased for a total consideration of $8,684. The excess of the purchase price over book value of the shares in the amount of $4,310 was charged to deficit.

15. Stock option plan/warrants:

(a)	Stock option plan:

The Company has a stock option plan that provides for the granting of options to employees and directors for the purchase of the Company’s common shares. Options may be granted by the Board of Directors for terms of up to ten years. The Board of Directors establishes the exercise period, vesting terms and other conditions for each grant at the grant date. Options may be granted with exercise prices at the then current market price. Options currently outstanding under the plan expire five years after the date of grant and vest over a period of three years.

Details of outstanding stock options are as follows:

	Number of options	Weighted average exercise price per share

Balance, December 31, 2001	3,364,275	$28.73

Granted	1,765,000	13.86
Expired/cancelled	(329,750)	34.14

Balance, December 31, 2002	4,799,525	22.88

Expired/cancelled	(4,794,525)	22.89

Balance, December 31, 2003	5,000	6.40

Granted	4,636,926	7.10
Expired/cancelled	(50,000)	7.10
Exercised	(5,000)	6.40

Balance outstanding, December 31, 2004	4,586,926	$7.10

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

15. Stock option plan/warrants (continued):

(a)	Stock option plan (continued):

On April 29, 2004, the Company granted 4,606,926 stock options having an exercise price of $7.10 per share. Included in the stock option grants are 3,484,417 stock options that have certain performance vesting triggers tied to the market price of the Company’s shares. As at December 31, 2004, none of the 4,586,926 options outstanding were exercisable.

The remaining contractual life of the options outstanding at December 31, 2004 is 4.3 years. The weighted average remaining contractual life of the options outstanding at December 31, 2003, all of which were exercisable, was 8.8 years.

(b)	Terra stock options and warrants:

Under the terms of the Combination Agreement with Terra, the Company assumed Terra’s stock option plan, and as such, stock options governed by this plan will be exercisable for the Company’s common shares. The exercise price and number of options outstanding on April 6, 2004, the effective date of the acquisition of Terra, were adjusted based on the exchange ratio of 0.4532 of the Company’s common shares for each share of Terra.

Details of the 751,534 stock options outstanding under this plan as at December 31, 2004 are as follows:

	US dollar exercise price		Canadian dollar exercise price

	Number	Exercise price per share	Number	Weighted average exercise price per share

Balance, April 6, 2004	217,451	$7.43	611,541	$16.24
Expired/cancelled	—	—	(41,617)	47.96
Exercised	—	—	(35,841)	7.64

Balance, December 31,
2004	217,451	$7.43	534,083	$14.34

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

15. Stock option plan/warrants (continued):

(b)	Terra stock options and warrants (continued):

The Canadian dollar exercise price options outstanding as at December 31, 2004 are as follows:

	Options outstanding			Options exercisable

Range of exercise prices	Number	Weighted average remaining contractual life (years)	Weighted average exercise price	Number	Weighted average exercise price

$3.75 to $5.63	241,574	2.85	$5.32	179,826	$5.36
$6.09 to $8.83	72,435	3.43	7.60	30,257	7.37
$9.49 to $10.92	181,085	3.54	10.69	87,204	10.45
$18.76 to $47.44	10,664	0.91	34.28	10,381	34.55
$52.96 to $75.02	2,266	0.62	63.99	2,266	63.99
$89.36 to $135.70	26,059	0.73	129.66	26,059	129.66

	534,083	3.01	$14.34	335,993	$17.80

These options expire on various dates until December 2008.

The 217,451 options outstanding with a US dollar exercise price have an exercise price of $7.43 and none were exercisable as at December 31, 2004. The remaining contractual life of these options as at December 31, 2004 is 4.3 years.

As at April 6, 2004 and December 31, 2004, there were 766,854 and 728,944 warrants outstanding, respectively, with a weighted average exercise price of CA$9.32 and CA$9.38, respectively and expiring on dates up to March 2008.

(c)	Earnings per share:

There are 39,076 stock options that were deemed to be antidilutive, and as such, were not included in the computation of diluted earnings per share for the year ended December 31, 2004 because the exercise prices were greater than the average market price of the common shares.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

15. Stock option plan/warrants (continued):

(d)	Changes in additional paid-in capital were as follows:

Balance, December 31, 2003	$5
Options and warrants assumed on Terra acquisition (note 4 (b))	5,877
Stock-based compensation (note 19 (b))	4,868
Ascribed value credited to share capital from exercise of stock options
and warrants (note 14)	(193)

Balance, December 31, 2004	$10,557

16. Commitments and contingencies:

(a)	Operating leases:

The Company has entered into operating leases for its premises, vehicles and certain office equipment. Minimum lease payments, including the Company’s proportionate share of common operating costs, are approximately as follows:

2005	$3,522
2006	2,535
2007	1,852
2008	1,628
2009	1,272
Thereafter	865

$11,674

(b)
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

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

16. Commitments and contingencies (continued):

(c)
In connection with the sale of the U-Scan® self-checkout business on April 8, 2004 to Fujitsu, orders were obtained from the Superior Court of Quebec permitting the Company to submit the sale to Fujitsu to the Company’s shareholders for approval in lieu of the originally proposed sale to NCR Corporation (“NCR”). NCR appealed these decisions in May 2004, but has since done nothing to advance its appeal. The Company believes that these appeals, if pursued by NCR, will not prevail. NCR has also delivered a notice of dispute under its now terminated purchase agreement alleging a breach of the non-solicitation provisions of that agreement. The Company believes that such allegations are without merit and intends to vigorously defend itself in any arbitration proceedings that may ensue. Accordingly, no provision has been made in these financial statements with respect to such claims.

(d)
The Company is party to litigations arising in the normal course of operations. The Company does not expect the resolution of such matters to have a materially adverse effect on the financial position or results of operations of the Company. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several legal matters be resolved against the Company in the same reporting period, the consolidated operating results of a particular reporting period could be materially adversely affected.

(e)
The Company is pursuing the recovery of $6,800 withdrawn from a Terra bank account by one of its credit card suppliers for various service charges assessed pertaining to periods prior to December 31, 2001. The Company believes these charges are largely unsubstantiated and is pursuing the claim through legal recourse. The amount, if any, which the Company may recover cannot be quantified until the legal process is complete.

(f)
On March 11, 2005 the Company received a letter from Fujitsu claiming recovery of expenses allegedly incurred and forecast by Fujitsu to be incurred in relation to the operation of the Company’s former U-Scan self-checkout business. The Company is reviewing the claim with counsel and has not yet formed an opinion as to its merit or materiality.

17. Guarantees:

As at December 31, 2004, significant guarantees that have been provided to third parties are the following:

(a)
The Company, and some of its subsidiaries, have granted irrevocable surety bonds and letters of guarantee, issued by highly rated financial institutions to third parties to indemnify them in the event the Company does not perform its contractual obligations. As at December 31, 2004, the maximum potential liability under these guarantees was $300 for surety bonds and $1,500 (CA$1,800) under letters of guarantee. The surety bonds are automatically renewed on an annual basis.

As at December 31, 2004, the Company has recorded no liability with respect to these guarantees, as the Company does not expect to make any payments for the aforementioned items.

(b)
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

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

18. Research and development expenses:

	2004	2003	2002

Gross research and development expenses	$2,242	$—	$—
Less research tax credits	(731)	—	—

	$1,511	$—	$—

19. Other charges:

(a)	Restructuring costs and inventory write-downs:

During 2004, restructuring costs of $1.3 million were recorded as a result of efficiency initiatives undertaken that relate principally to the services operating segment. The restructuring costs relate primarily to workforce reduction of approximately $0.9 million and facility closure costs of $0.4 million. As at December 31, 2004, $0.8 million of workforce reduction is included in accrued liabilities in the consolidated balance sheets.

Inventory write-downs of $2.9 million were recorded during the year for service parts inventory that were deemed to be no longer of use to the Company in light of the realignment of its services business.

In 2003, the Company reduced its workforce in an effort to increase operating efficiencies; decrease overall general and administrative expenses and improve financial results. In total, the Company incurred charges of $748 primarily for severance and accrued vacations, of which $639 related to the U-Scan ®  self-checkout business. All of these costs are fully paid.

In 2002, the Company closed the assembly facility in Phoenix, Arizona, and the support hub in Covington, Kentucky in an effort to consolidate operations of its U-Scan ® self-checkout business. Costs incurred as a result of the closures related mainly to lease costs, severance payments and the write-down of inventories and leasehold improvements. All of these costs are fully paid.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

19. Other charges (continued):

(b)	Stock-based compensation:

The fair value of stock options granted during the year ended December 31, 2004, discussed in note 15 (a), was determined at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

Expected volatility	69.4%
Expected life in years	5
Risk-free interest rate	3.4%
Expected dividend rate	0%

The weighted average fair value of stock options granted was as follows:

	Number of stock options	Weighted average fair value per share

Exercise price per share equal to market price per share:
2004	4,636,926	$4.25

The stock-based compensation related to stock options granted in fiscal 2004 is being amortized over the vesting periods.

For the year ended December 31, 2004, total stock-based compensation in the consolidated statements of operations was comprised of:

Amortization related to 2004 options granted	$4,868
Amortization of deferred compensation ( note 4 (b))	868

$5,736

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

20. Income taxes:

The income tax recovery differs from the amount computed by applying the combined Canadian federal and provincial tax rates to losses before income taxes. The reasons for the difference and the related tax effects are as follows:

	2004	2003	2002

Loss from continuing operations before
income taxes	$(9,099)	$(7,961)	$(4,717)

Combined Canadian federal and provincial
income taxes at 31% (2003 - 33% and
2002 - 35%)	$(2,821)	$(2,627)	$(1,651)
Foreign exchange (1)	(3,302)	(1,404)	(178)
Benefit of losses not recorded	6,933	1,371	—
Difference in tax rates in foreign jurisdictions	(183)	(367)	—
Permanent differences and other	561	(188)	153

Income tax expense (recovery)	$1,188	$(3,215)	$(1,676)

(1)
For purposes of calculating the income tax provision of the Company, a tax liability is recognized on the foreign exchange gains which arise on the conversion into Canadian dollars of the net monetary assets denominated in US dollars; such conversion is required for tax purposes. Because these financial statements are presented in US dollars, this foreign exchange gain does not impact earnings before income taxes, even though the income tax provision includes a tax liability for this gain. Future fluctuations in the foreign exchange rate between the Canadian and US dollar will change the amount of the foreign exchange gains and, thus, the provision for income taxes thereon.

The (recovery of) provision for income taxes is composed of the following:

	2004	2003	2002

Current income taxes	$205	$(961)	$(725)
Future income taxes	983	(2,254)	(951)

	$1,188	$(3,215)	$(1,676)

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

20. Income taxes (continued):

The future income tax balances are summarized as follows:

	2004	2003

Future income tax assets (liabilities):
Property and equipment	$1,254	$(130)
Share issue costs	—	332
Non-capital losses	5,121	3,648
Capital loss	3,425	—
Research and development expenses	6,076	—
Deferred revenue	425	—
Reserves	1,854	—
Foreign exchange gain	1,244	—

	19,399	3,850

Less valuation reserve	(15,421)	(1,370)

	3,978	2,480

Research and development tax credits	(1,531)	(134)
Intangible assets	(3,179)	—

	(4,710)	(134)

Net future income tax asset (liability)	$(732)	$2,346

Presented as:
Current assets	$—	$332
Long-term assets	3,979	2,278
Current liabilities	(917)	(134)
Long-term liabilities	(3,794)	(130)

	$(732)	$2,346

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

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

20. Income taxes (continued):

The Company has losses carryforward and unclaimed research and development expenses available to reduce federal taxable income. These losses expire as follows:

Losses carryforward:
Expiry 2014	$9,230
Expiry 2010	8,382

$17,612

	Federal	Provincial

Research and development expenses:
Available indefinitely	$17,170	$24,404

The Company also has $4,747 of non-refundable federal investment tax credits available to reduce future federal income taxes payable. These tax credits expire as follows:

2007	$149
2008	473
2009	550
2010	855
2011	1,313
2012	707
2013	423
2014	277

$4,747

21. Segmented information:

As a result of the business acquisitions and disposals referred to in note 4, the Company now operates in two segments, namely payment processing services, and hardware maintenance and repair outsourcing services. Management measures the results of operations based on segment income before income taxes adjusted for certain non-cash and non-recurring items provided by each business segment.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

21. Segmented information (continued):

Previously, the Company also developed and sold automated transaction products designed for use in the retail sector and provided related hardware and software maintenance. As a result of the sale of the U-Scan® self-checkout business, this segment has been reclassified as discontinued operations.

(a)	Information on the operating segments is as follows:

	Payment services	Hardware maintenance and repair services	Consolidated

Year ended December 31, 2004:

Revenues	$51,491	$47,906	$99,397
Transaction processing and service costs	23,866	34,577	58,443
Selling, general and administrative	15,364	17,069	32,433
Research and development	1,511	–	1,511
Operating leases	622	3,007	3,629
Amortization	2,820	2,281	5,101
Investment income	(731)	(868)	(1,599)
Stock-based compensation	4,395	1,341	5,736
Restructuring costs	—	1,325	1,325
Inventory write-downs pertaining to service costs	—	2,931	2,931
Earnings (loss) from continuing operations before
income taxes	5,480	(14,579)	(9,099)
Provision for (recovery of) income taxes	1,485	(297)	1,188
Earnings (loss) from continuing operations	3,995	(14,282)	(10,287)

Since the payment services business was only acquired in fiscal 2004 and the U-Scan® self-checkout business has been reclassified as discontinued operations for fiscal 2004, 2003 and 2002, segment information pertaining to the statement of operations for fiscal 2003 and 2002 is not presented as the results relate entirely to the hardware maintenance and repair services segment.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

21. Segmented information (continued):

(a)	Information on the operating segments is as follows (continued):

	Payment services	Hardware maintenance and repair services		Consolidated

December 31, 2004:

Total assets	$187,834	$107,410		$295,244

Total additions to goodwill for the year
ended December 31, 2004	$46,468	$4,258		$50,726

Total additions to property and equipment
and other intangibles for the year ended
December 31, 2004:
- through business acquisitions	$15,583	$1,694		$17,277
- other	1,264	1,548		2,812

December 31, 2003:

Total assets	$—	$104,299	(1)	$104,299	(1)

Total additions to goodwill for the year
ended December 31, 2003	$—	$3,182		$3,182

Total additions to property and equipment
and other intangibles for the year ended
December 31, 2003:
- through business acquisition	$—	$5,167		$5,167
-other	—	463		463

(1) Excluding $31,244 of total assets related to discontinued operations.

(b)	Geographic information is as follows:

	Revenues			Property and equipment, goodwill and intangibles

	2004	2003	2002	2004	2003

Canada	$31,675	$6,746	$—	$54,423	$8,197
United States	41,485	8,920	8,631	22,818	4,252
Other	26,237	—	—	71	—

	$99,397	$15,666	$8,631	$77,312	$12,449

Revenues are attributed to countries based on the location of the customer.
79

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

21. Segmented information (continued):

(c)	Major customers:

Sales to major customers (customers from which 10% or more of total revenue of the respective segment is derived during the specified period):

	2004	2003		2002

Payment services	$—	$	N/A	$	N/A
Hardware maintenance and repair services:
Customer 1	11,859		2,864		—
Customer 2	5,915		—		—

22. Related party transaction:

Consulting fees paid to a corporation controlled by a Company director amounted to $269. The transactions have been recorded at the exchange amount, which is the amount of consideration agreed to by the parties.

23. Financial instruments:

(a)	Credit risk:

Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, short-term investments and accounts receivable. Cash is maintained with high-credit quality financial institutions. Short-term investments consist of discounted notes issued by high-credit quality corporations. For accounts receivable, the Company performs periodic credit evaluations. Allowances are maintained for potential credit losses consistent with the credit risk, historical trends, general economic conditions and other information.

Customers of the payments business consist of a diverse portfolio of small merchants whose businesses frequently are newly established. As of December 31, 2004, the Company provided services to small business merchants located across the world in a variety of industries. A significant portion of the merchants’ transaction volume comes from card-not-present transactions, which is subject to a higher risk of merchant losses. The Company believes that the loss of any single merchant would not have a material adverse effect on its financial condition or results of operations.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

23. Financial instruments (continued):

(b)	Interest rate risk:

The Company’s exposure to interest rate risk is as follows:

Cash and cash equivalents	Fixed interest rate
Cash held as reserves	Fixed interest rate
Cash held in escrow	Fixed interest rate
Short-term investments	Fixed interest rate
Accounts receivable	Non-interest bearing
Refundable investment tax credits receivable	Non-interest bearing
Bank indebtedness	Variable interest rate
Accounts payable and accrued liabilities	Non-interest bearing
Obligations under capital leases	Fixed interest rate

(c)	Fair value:

Fair value estimates are made as of a specific point in time using available information about the financial instrument. These estimates are subjective in nature and often cannot be determined with precision.

The Company has determined that the carrying values of its short-term financial assets and liabilities are reasonable estimates of their fair values due to the relatively short periods to maturity of these instruments.

The fair value of short-term investments as at December 31, 2004 amounted to approximately $90,382 (2003 - $74,456) which was calculated by reference to various market data. The carrying values of obligations under capital leases were not significantly different from their fair values.

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

24. Supplemental disclosure of cash flow information:

	2004	2003	2002

Cash paid during the year for:
Interest	$432	$174	$60
Income taxes	184	159	3,261

Non-cash transactions:
Issue of shares on acquisition of Terra	$61,414	$—	$—
Assumption of stock options and warrants
of Terra	5,877	—	—
Balance of sale on NPS acquisition to be
paid in 2005	3,000	—	—
Reduction of purchase price of RBA acquisition
as a result of expected settlement	742	—	—

Cash and cash equivalents consist of:
Cash balances with banks	$59,232	$4,212	$9,615
Short-term investments bearing interest
at 1.4% to 2.4%	3,705	—	—

	$62,937	$4,212	$9,615

OPTIMAL GROUP INC.
(formerly Optimal Robotics Corp.)
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004
(expressed in thousands of US dollars, except per share amounts)

25. Canadian/US reporting differences:

The consolidated financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles (“GAAP”), which conform, in all material respects, with those generally accepted in the United States, except as described below:

(a)	Consolidated Statements of Operations:

The reconciliation of net earnings reported in accordance with Canadian GAAP to US GAAP is as follows:

	2004	2003	2002

Net loss in accordance with
Canadian GAAP:	$(9,253)	$(6,168)	$(5,327)
Stock-based compensation costs (1)	—	—	9,778

Net (loss) earnings in accordance with
US GAAP	$(9,253)	$(6,168)	$4,451

(Loss) earnings per share under US GAAP:
Basic	$(0.46)	$(0.41)	$0.30
Diluted	(0.46)	(0.41)	0.29

The weighted average number of common shares outstanding for purposes of determining basic and diluted earnings (loss) per share are the same amount as the ones disclosed for Canadian GAAP purposes.

(1)	Stock-based compensation:

Prior to January 1, 2003, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, which requires compensation costs to be recognized for the difference, if any, between the quoted market price of the stock as at the grant date and the amount the individual must pay to acquire the stock. Prior to the cancellation of the outstanding stock options in July 2003, certain of the Company’s stock options were variable because the exercise price was not known until the options were exercised.

OPTIMAL GROUP INC.

(formerly Optimal Robotics Corp.)

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004

(expressed in thousands of US dollars, except per share amounts)

25.	Canadian/US reporting differences (continued):
	(a)	Consolidated Statements of Operations (continued):
		(1)	Stock-based compensation (continued):

Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement 123, Accounting for Stock-based Compensation , prospectively for all employee awards granted, modified or settled after January 1, 2003. Consequently, for periods after January 1, 2003, there are no differences between Canadian GAAP and US GAAP. However, for awards granted prior to January 1, 2003, and because awards under the Company’s plan vest over a period of three years, the cost related to stock-based compensation included in the determination of net earnings is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

The following table illustrates the effect on net (loss) earnings and (loss) earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	2004	2003	2002

Reported net (loss) earnings	$(9,253)	$(6,168)	$4,451
Add: Stock-based employee compensation included in reported net earnings, net of related taxes of nil	—	—	(9,778)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes of nil	—	(10,135)	(41,975)

Pro forma net loss	$(9,253)	$(16,303)	$(47,302)

(Loss) earnings per share:
Basic:
As reported	$(0.46)	$(0.41)	$0.30
Pro forma	(0.46)	(1.09)	(3.14)
Diluted:
As reported	(0.46)	(0.41)	0.29
Pro forma	(0.46)	(1.09)	(3.14)

OPTIMAL GROUP INC.

(formerly Optimal Robotics Corp.)

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004

(expressed in thousands of US dollars, except per share amounts)

25.	Canadian/US reporting differences (continued):
(a) Consolidated Statements of Operations (continued):

The weighted averaged fair value of each option granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk-free interest rate	3.39%	N/A	3.32%
Expected volatility	69.4%	N/A	81%
Expected life in years	5	N/A	10
Expected dividend rate	0%	N/A	0%

No options were granted in fiscal 2003.

Dividend yield was excluded from the calculation, since it is the present policy of the Company to retain all earnings to finance operations.

The following table summarizes the weighted average grant-date fair value per share for options granted:

	Number of options granted	Weighted average grant-date fair value per share

2002:
Exercise price per share equal to market price per share	1,765,000	$11.49
2003:
Exercise price per share equal to market price per share	N/A	N/A
2004:
Exercise price per share equal to market price per share	4,636,926	4.25

OPTIMAL GROUP INC.

(formerly Optimal Robotics Corp.)

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004

(expressed in thousands of US dollars, except per share amounts)

25.	Canadian/US reporting differences (continued):
	(b)	Consolidated Balance Sheets:

Differences between Canadian and US GAAP in the presentation of share capital, additional paid-in capital and retained earnings are as follows:

(i)	Share capital:

	2004	2003

Share capital in accordance with Canadian GAAP	$184,191	$122,102
Stock-based compensation costs on options exercised:
Current year	—	—
Cumulative effect of prior years	39,868	39,868
Change in reporting currency (2)	2,588	2,588

Share capital in accordance with US GAAP	$226,647	$164,558

(ii)	Additional paid-in capital:

	2004	2003

Additional paid-in capital in accordance with Canadian GAAP	$10,557	$5
Stock-based compensation costs:
Current year	—	—
Cumulative effect of prior years	68,757	68,757
Stock-based compensation costs on options exercised:
Cumulative effect of prior years	(39,868)	(39,868)
Change in reporting currency (2)	968	968

Additional paid-in capital in accordance with US GAAP	$40,414	$29,862

OPTIMAL GROUP INC.

(formerly Optimal Robotics Corp.)

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004

(expressed in thousands of US dollars, except per share amounts)

25.	Canadian/US reporting differences (continued):
	(b)	Consolidated Balance Sheets (continued):
		(iii)	Retained earnings (deficit):

	2004	2003

Deficit in accordance with Canadian GAAP	$(16,583)	$(7,330)
Stock-based compensation costs:
Current year	—	—
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation to non-employees (1)	(834)	(834)
Change in reporting currency (2)	(1,189)	(1,189)

Deficit in accordance with US GAAP	$(87,363)	$(78,110)

(1)	Stock-based compensation:

Under SFAS No. 123, transactions in which an entity acquires goods and services from non-employees in exchange for equity instruments are required to be recorded at fair value. In 1996, a total of 285,600 warrants were granted to non-employees, the fair value of which was $834 and was charged to deficit.

(2)	Change in reporting currency:

In 1998, the Company adopted the US dollar as its reporting currency. Under Canadian GAAP, at the time of change in reporting currency, the historical financial statements were presented using a translation of convenience. Under US GAAP, the financial statements, including prior years, are translated according to the current rate method. Accordingly, the cumulative translation account included as part of shareholders’ equity under Canadian GAAP does not exist for US GAAP purposes.

(c)	Accumulated other comprehensive income (loss):

Under US GAAP, SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net earnings (loss) and all other changes in shareholders’ equity that do not result from transactions with shareholders. These changes include cumulative foreign currency translation adjustments. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations.

OPTIMAL GROUP INC.

(formerly Optimal Robotics Corp.)

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004

(expressed in thousands of US dollars, except per share amounts)

25.	Canadian/US reporting differences (continued):
(c) Accumulated other comprehensive income (loss) (continued):

Accumulated other comprehensive income (loss), which resulted solely from the translation of the financial statements up to June 30, 2000, the date the Company adopted the United States dollar as its measurement currency, in accordance with the current rate method, is $(3,018) as at December 31, 2004, 2003, and 2002.

(d)	Supplementary information:

Under US GAAP, separate disclosure is required for the following statement of operations item. There is no similar requirement under Canadian GAAP.

	2004	2003	2002

Advertising expense	$93	$130	$178

(e)	Pro forma information:

The following unaudited pro forma financial information reflects the consolidated results of operations as if the acquisitions of Terra and RBA had taken place on January 1, 2003 and January 1, 2002, respectively. The pro forma financial information is not necessarily indicative of the results of operations as it would have been, had the transactions been reflected on the assumed date. No effect has been given for synergies that may have been realized through the acquisitions.

	2004	2003	2002

Pro forma revenues	$113,212	$72,733	$33,726
Pro forma net income (loss)	(10,185)	(6,393)	1,969
Pro forma diluted income (loss) per share	(0.46)	(0.29)	0.13

OPTIMAL GROUP INC.

(formerly Optimal Robotics Corp.)

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2004

(expressed in thousands of US dollars, except per share amounts)

26.	Subsequent event:

Acquisition of Merchant Card Acceptance Corp.

On January 1, 2005, Optimal Payments Inc., a wholly-owned subsidiary of the Company, acquired the operating assets of Merchant Card Acceptance Corp. and its affiliated companies, Precision Management Consulting Inc. and Merchant Card Interactive Corp. (collectively, “MCA”), for approximately $3,721 subject to the determination of certain post-closing adjustments. The agreement also provides for a contingent consideration of $832 (CA$1,000) based on the attainment of specified financial targets. MCA is an independent sales organization providing Canadian-based merchants with credit card and Interac PIN-based debit card acceptance. MCA is based in Toronto, Ontario and has approximately 40 employees across Canada, of whom most are in sales. The Company believes that this acquisition will diversify its payment services portfolio and contribute positively to the Company’s financial results.

The Company will account for this acquisition using the purchase method and the results of MCA will be consolidated with those of the Company from the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at date of acquisition. The Company is in the process of finalizing its valuation of the net assets acquired, including goodwill and other intangible assets; thus, the allocation of the purchase price is subject to refinement.

Assets acquired:
Property and equipment	$145
Supplier contract	779
Goodwill	2,797

$3,721

Consideration:
Cash paid on closing	$3,672
Transaction costs	49

$3,721

On December 31, 2004, an amount of $2,794 (CA$3,250) was held in escrow pending closure of the transaction on January 1, 2005.

27.	Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current year’s presentation.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE

         None.

Item 9A.   CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of our directors and executive officers at December 31, 2004, are as follows:

Name	Age	Position

Neil S. Wechsler	38	Co-Chairman, Chief Executive Officer and Director
Holden L. Ostrin	45	Co-Chairman and Director
Henry M. Karp	50	President, Chief Operating Officer and Director
Gary S. Wechsler, C.A	46	Treasurer and Chief Financial Officer
Mitchell A. Garber	40	Executive Vice-President
Leon P. Garfinkle	44	Senior Vice-President, General Counsel and Secretary
Douglas P. Lewin	35	Senior Vice-President
O. Bradley McKenna, C.A	54	Vice-President, Administration and Human Resources
David S. Schwartz	35	Vice-President, Investor Relations
Tommy Boman(1)	66	Director
James S. Gertler(1)(2)	38	Director
Thomas D. Murphy(1)	51	Director
Stephen J. Shaper	68	Director
Sydney Sweibel(2)	54	Director
Jonathan J. Ginns(2)	40	Director

———————
(1) Member of Compensation Committee, established on March 3, 2005 (2) Member of Audit Committee
90

         The number of directors of our company is currently set at nine, divided into three classes, Messrs. Ostrin, Gertler, Boman, Shaper and Sweibel, as members of a single class of directors, have been elected to hold office until the close of our 2005 annual meeting of shareholders; Messrs. N. Wechsler and Murphy, as members of a single class of directors, have been elected to hold office until the close of our 2006 annual meeting of shareholders and Messrs. Karp and Ginns, as members of a single class of directors, have been elected to hold office until the close of our 2007 annual meeting of shareholders.

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

         Mitchell A. Garber has been our Executive Vice-President since April 2004. Mr. Garber is President and Chief Executive Officer of Optimal Payments Inc. and prior to April 2004, he was President and Chief Executive Officer of Terra Payments Inc. Mr. Garber earned a Bachelor of Arts degree from McGill University in 1986 and a Bachelor of Law degree from University of Ottawa in 1989.

         Leon P. Garfinkle has been our Senior Vice-President, General Counsel and Secretary since July 2000. Prior to July 2000, Mr. Garfinkle was a partner with the law firm of Goodman Phillips & Vineberg, in Montreal, Quebec. Mr. Garfinkle earned a Bachelor of Commerce degree from McGill University in 1982, a Bachelor of Laws degree from the University of Toronto in 1985 and a Bachelor of Laws degree from the University of Montreal in 1986.

         Douglas P. Lewin has been our Senior Vice-President since April 2004. Mr. Lewin is Executive Vice-President of Optimal Payments Inc. and prior to April 2004, he was Executive Vice-President of Terra Payments Inc. Mr. Lewin earned a Bachelor of Science degree from Babson College in 1993.

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

         David S. Schwartz has been our Vice-President, Investor Relations since April 2004. Prior to April 2004, Mr. Schwartz was Chief Financial Officer and Secretary of Terra Payments Inc. Mr. Schwartz earned a Bachelor of Commerce degree from McGill University in 1992. Mr. Schwartz obtained his Chartered Accountant designation in 1996 and his Chartered Financial Analyst designation in 1999.

         Tommy Boman has been a director of our company since April 2004. Mr. Boman served as a director of Terra Payments Inc. from March 2003 until April 2004. Prior to 1998, Mr. Boman was Vice-Chairman of IMS International and President and Chief Executive Officer of IMS America, a market research company for the pharmaceutical and healthcare industries. Mr. Boman earned a Bachelor of Electrical Engineering degree from Stockholm Engineering School in 1960.

         James S. Gertler has been a director of our company since November 1997. He is a managing member of Independent Outdoor Advertising, LLC, an outdoor media company in the northeast United States and is a principal of the general partner of Signal International, an offshore rig repair, maintenance, upgrade and conversion company in the Gulf of Mexico. In addition, from October 2001 to February 2005, he was a principal of the general partner in Florimex, an integrated worldwide floral distributor.  From 1993 to 2001, Mr. Gertler was Vice President of Corporate Development of the New York Daily News and U.S. News & World Report. From 1995 to 2001, Mr. Gertler was the Vice President of Corporate Development of Applied Graphics Technologies, Inc. Mr. Gertler earned a Bachelor of Science degree in Economics from the Wharton School of the University of Pennsylvania in 1988 and a Masters of Business Administration degree from Harvard University in 1992.

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

         Stephen J. Shaper has been a director of our company since April 2004. Mr Shaper served as a director of Terra Payments Inc. from October 2000 until April 2004. Mr. Shaper is a partner with Convergent Investors, a private equity venture capital firm based in Houston, Texas. Mr. Shaper earned a Mechanical Engineering degree from Rice University in 1958 and a Masters in Business Administration from Harvard University in 1960.

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

         In accordance with its written charter, the Audit Committee oversees our financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for our consolidated financial statements and the overall reporting process, including our system of financial controls. In fulfilling its oversight responsibilities during fiscal 2004, the Audit Committee:

92

•
discussed the quarterly and year-to-date financial information contained in each quarterly earnings announcement with senior members of our financial management and KPMG LLP (KPMG), independent auditors, prior to public release;

•
reviewed our audited consolidated financial statements as of and for the year ended December 31, 2004, as well as the quarterly unaudited consolidated financial statements and earnings release with senior members of our financial management and KPMG;

•	reviewed with our financial management and KPMG their judgments as to the quality, not just the acceptability, of our accounting principles;

•	discussed with KPMG the overall scope and plan for their audit;

•	reviewed our financial controls and financial reporting process;

•	reviewed our litigation matters;

•
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

         In addition, the Audit Committee has discussed with KPMG their independence from management and our company, including the matters in the written disclosures required by the Independence Standards Board Standard No.1 Independence Discussions with Audit Committee and any matters required to be discussed by Statement on Auditing Standards No. 61 Communications with Audit Committees, as amended, and considered whether the provision of all other non-audit services provided to us by KPMG during fiscal 2004 was compatible with the auditors’ independence.

         In reliance on the reviews and discussions referred to above and representations by management that the consolidated financial statements were prepared in accordance with Canadian generally accepted auditing standards and generally accepted auditing standards in the United States, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for filing with the Commission. The Audit Committee selected KPMG as our independent auditors for the fiscal year ending December 31, 2005.

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

Code of Ethics

         We have adopted a code of business conduct and ethics for directors and employees (including officers). The code complies with regulations issued by the Commission under section 406 of the Sarbanes - Oxley Act of 2002. The code has been designed to deter wrongdoing and promote: honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications made by us; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons; and accountability for adherence to the code. The application of the code to the persons it applies to may only be waived by our Board of Directors in accordance with Commission regulations and the Sarbanes - Oxley Act of 2002. A copy of the code is available to the general public at our website at http://www.optimalgrp.com. In addition, we will disclose on our website any amendment to the code and any waiver of the code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions.

Reporting Status

         We were a foreign private issuer under the rules and regulations of the Commission as of December 31, 2004. As in the past, we intend to voluntarily file annual reports on Form 10-K and quarterly reports on Form 10-Q.

Item 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth compensation paid to the Co-Chairman and Chief Executive Officer and the four other most highly compensated executive officers of the Corporation (collectively, the “Named Executives”) for each of the three most recently completed fiscal years.

        The Named Executive Officers are paid in Canadian dollars. On October 3, 2003, each of the officers of Optimal Group Inc. voluntarily agreed to a 10% reduction in his salary, which with respect to the Named Executive Officers applied only to the portion of their salaries paid in bi-weekly installments (see note (2) to the Summary Compensation Table below). On January 23, 2004, each of Messrs. N. Wechsler, Ostrin and Karp voluntarily agreed to reduce his salary, by an aggregate of approximately 35%, through a further reduction in the portion of his 2004 salary payable in bi-weekly installments and the complete waiver of his entitlement to receive the portion of his 2004 salary that would otherwise be payable to him in a single installment in 2005 (see note (2) to the Summary Compensation Table below). On January 1, 2005, each of Messrs. N. Wechsler, Ostrin and Karp agreed to continue the voluntary reduction in the portion of his salary payable in bi-weekly installments, for 2005.

		Annual Compensation ($)			Long Term Compensation

Name and Position	Year	Salary(1) (2)	Bonus	Other	Common Shares Underlying Options

Neil S. Wechsler	2004	761,088	120,000	—(3)	870,000(4)
Co-Chairman and	2003	1,047,230	Nil	—(3)	Nil
Chief Executive Officer	2002	793,577	Nil	—(3)	325,000

Holden L. Ostrin	2004	761,088	120,000	—(3)	870,000(4)
Co-Chairman	2003	1,047,230	Nil	—(3)	Nil
	2002	793,577	Nil	—(3)	325,000

Henry M. Karp	2004	761,088	60,000	—(3)	870,000(4)
President and	2003	1,047,230	Nil	—(3)	Nil
Chief Operating Officer	2002	793,577	Nil	—(3)	325,000

Mitchell A. Garber	2004	454,965(5)	153,965(5)	—(3)	454,417(4) (5)
Executive Vice President	2003	—(5)	—(5)	—(5)	—(5)
	2002	—(5)	—(5)	—(5)	—(5)

Gary S. Wechsler	2004	506,639	95,000	—(3)	420,000(4)
Treasurer and	2003	510,524	Nil	—(3)	Nil
Chief Financial Officer	2002	352,578	Nil	—(3)	180,000

(1)
We pay salary in Canadian dollars. The respective average exchange rates for 2002, 2003 and 2004 used to convert these salaries into dollars were: US$1.00=Cdn$1.5703 (2002), US$1.00=Cdn$1.4015 (2003) and US$1.00=Cdn$1.2990 (2004).

(2)	Salary includes a portion paid bi-weekly in accordance with our general payroll practice and a portion paid in a single installment.

(3)	The dollar value of all perquisites and other personal benefits did not exceed the lesser of $50,000 and 10% of the Named Executive Officer’s salary for the year.

(4)
The options have a five-year term and vest as to one-third after each of the first, second and third anniversaries, subject to the following additional conditions attached to vesting: the first one-third only vests if the average closing price for the Class “A” shares over any period of five consecutive trading days (the “Average Price”) exceeds the exercise price by 20%; the second one-third only vests if the Average Price exceeds the exercise price by 35%; and the final one-third only vests if the Average Price exceeds the exercise price by 50%. As at December 31, 2004, these additional performance conditions had been satisfied, and accordingly these options will now vest as to one-third after each of the first, second and third anniversaries.

(5)	Mr. Garber has occupied office since April 6, 2004. The amount of salary for Mr. Garber in fiscal 2004 is in respect of the period April 6, 2004 to December 31, 2004.
95

Option Grants in 2004 The following table provides information regarding options granted to the Named Executive Officers during 2004. These grants are also reflected in the Summary Compensation Table.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($) (1)

Name	Common Shares Underlying Options Granted (#)		Percent of Total Options Granted to Employees in 2004	Exercise Price ($)	Expiration Date	5%	10%

Neil S. Wechsler	870,000	(2)	19	7.10	04/29/2009	308,850	617,700
Holden L. Ostrin	870,000	(2)	19	7.10	04/29/2009	308,850	617,700
Henry M. Karp	870,000	(2)	19	7.10	04/29/2009	308,850	617,700
Mitchell A. Garber	454,417	(2)	10	7.10	04/29/2009	161,318	322,636
Gary S. Wechsler	420,000	(2)	9	7.10	04/29/2009	149,100	298,200

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

(2)
The options have a five-year term and vest as to one-third after each of the first, second and third anniversaries, subject to the following additional conditions attached to vesting: the first one-third only vests if the average closing price for the Class “A” shares over any period of five consecutive trading days (the “Average Price”) exceeds the exercise price by 20%; the second one-third only vests if the Average Price exceeds the exercise price by 35%; and the final one-third only vests if the Average Price exceeds the exercise price by 50%. As at December 31, 2004, these additional performance conditions had been satisfied, and accordingly these options will now vest after each of the first, second and third anniversaries.

         Aggregated Option Exercises in 2004 and Year-end Option Values

         The following table provides information regarding option exercises by the Named Executive Officers in 2004 and the amount and value of the Named Executive Officers’ exercisable and unexercisable options as of December 31, 2004

	Option Exercises		Number of Common Shares Underlying Unexercised Options		Value of Unexercised In-the-Money Options ($)

Name	Common Shares Acquired on Exercise	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Neil S. Wechsler	Nil	Nil	Nil	870,000	Nil	4,071,600
Holden L. Ostrin	Nil	Nil	Nil	870,000	Nil	4,071,600
Henry M. Karp	Nil	Nil	Nil	870,000	Nil	4,071,600
Mitchell A. Garber	22,660 (1)	129,535 (1)	87,238 (1) (2)	586,099 (3)	511,161 (2) (4)	2,676,624 (4)
Gary S. Wechsler	Nil	Nil	Nil	420,000	Nil	1,965,600

(1)	These options were granted to Mr. Garber by Terra Payments Inc. prior to April 6, 2004. In accordance with the terms of our January 20, 2004 combination agreement with Terra Payments, pursuant to which we acquired Terra Payments on April 6, 2004, we assumed all of the options outstanding under the Terra Payments share option plan, and these options now represent options to purchase common shares.

(2)
Includes 54,006 exercisable options, representing $291,607 of in-the-money value, which Mr. Garber has agreed that so long as he is an employee of Optimal Payments Inc., a wholly owned subsidiary of the issuer, he will exercise only as to one-third after each of the first, second and third anniversaries of April 29, 2004.

(3)	Includes 131,682 options that were granted to Mr. Garber by Terra Payments Inc. prior to April 6, 2004. In accordance with the terms of our January 20, 2004 combination agreement with Terra Payments, pursuant to which we acquired Terra Payments on April 6, 2004, we assumed all of the options outstanding under the Terra Payments share option plan, and these options now represent options to purchase common shares.

(4)
As at December 31, 2004, Mr. Garber held options to acquire 149,931 common shares with an exercise price denominated in Canadian dollars. The exchange rate used to calculate the value in dollars of unexercised in-the-money options was the closing rate on December 31, 2004 of US$1.00 =Cdn$1.202.

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

         Under the terms of these agreements, (i) each officer receives a minimum annual salary and shall be entitled to participate in any bonus plan for senior executives that might be established by our Board of Directors, and (ii) we will pay or reimburse the officer for the premiums for a life and disability term or whole life insurance policy with a minimum coverage of $5,000,000 ($3,000,000 for G. Wechsler), in addition to any other coverage previously paid for or provided for by the company.

         If we terminate the officer’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if the officer terminates his employment for good reason (as defined in the agreements) or for any reason following a change of control, (i) we will pay to the officer an amount equal to two times the sum of the highest salary and bonus, if any, paid to him during the term of his employment, (ii) all options held by the officer shall become immediately exercisable and we will compensate him for the determined value of his options if he is required by the terms of our option plan to exercise his options before their expiry date due to the termination of his employment, (iii) the term insurance, for which we have been reimbursing premiums, will be converted to a level deposit premium insurance policy to age 80, for which we will pay the premiums, and (iv) we will acquire medical insurance coverage for the officer and his family for a period of five years, equivalent to the coverage already enjoyed by the officer as a senior officer of our company. The agreements also provide for the forgiveness of indebtedness of the officer if he leaves the employment of our company for any reason.

         The agreements each contain a covenant on the part of the officer not to compete with our company for a period of 24 months following the date upon which he ceases to be an employee of our company.

         Mitchell A. Garber

         The agreement with Mr. Garber was entered into as of March 31, 2004.

        Under the terms of the agreement, Mr. Garber receives a minimum annual salary and shall be entitled to participate in any bonus plan for senior executives that might be established by our Board of Directors. If Mr. Garber’s employment is terminated other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in the agreement) or for any reason following a change of control, (i) we will pay to him an amount equal to two times the sum of the highest salary and bonus, if any, paid to him during the term of his employment, and (ii) all options held by him shall become immediately exercisable and he shall be compensated for the determined value of his options if he is required by the terms of our option plan to exercise his options before their expiry date due to the termination of his employment.

         The agreement contains a covenant on the part of Mr. Garber not to compete with our company for a period of 24 months following the date upon which he ceases to be an employee of our company.

Compensation of Directors

         The compensation package for each of our five non-executive directors consists of an annual retainer of $20,000 and $1,000 for each Board of Directors meeting attended. In addition, each non-executive director who serves on a committee of the Board of Directors receives an annual retainer of $5,000 per committee and $1,000 for each committee meeting attended.

Options to Purchase Securities

         On February 7, 1997, our Board of Directors adopted a share option plan known as the 1997 Stock Option Plan (as amended, the “1997 Plan”).

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

         Options granted under the 1997 Plan cannot be assigned or transferred, except by will or by the laws of descent and distribution of the domicile of the deceased optionee. Upon an optionee’s employment with our company being terminated for cause or upon an optionee being removed from office as a director or becoming disqualified from being a director by law, any option or the unexercised portion thereof shall terminate forthwith. If an optionee’s employment with our company is terminated otherwise than by reason of death or termination for cause, or if any optionee ceases to be a director other than by reason of death, removal or disqualification by law, any option or the unexercised portion thereof may be exercised by the optionee for that number of shares only which he was entitled to acquire under the option at the time of such termination or cessation, provided that such option shall only be exercisable within 90 days after such termination or cessation or prior to the expiration of the term of the option, whichever occurs earlier. If an optionee dies while employed by our company or while serving as a director, any option or the unexercised portion thereof may be exercised by the person to whom the option is transferred by will or the laws of descent and distribution for that number of shares only which the optionee was entitled to acquire under the option at the time of death, provided that such option shall only be exercisable within 180 days following the date of death or prior to the expiration of the term of the option, whichever occurs earlier.

         Upon its establishment, 3,000,000 common shares were authorized for issuance pursuant to options granted under the 1997 Plan. In each of 2000 and 2001, shareholders approved an additional 3,000,000 shares for issuance under the 1997 Plan. As at February 28, 2005, 2,546,996 common shares had been issued under the 1997 Plan and 4,586,926 options were outstanding under the 1997 Plan, leaving 1,866,078 common shares available for issuance pursuant to future option grants under the 1997 Plan.

         In accordance with the terms of our January 20, 2004 combination agreement with Terra Payments, pursuant to which we acquired Terra Payments on April 6, 2004, we assumed all of the options outstanding under the Terra Payments share option plan, which now represent options to purchase common shares. As at February 28, 2005, 35,841 common shares had been issued upon the exercise of Terra Payments options and an additional 751,013 common shares underlie the outstanding balance of the Terra Payments options.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth, as of February 28, 2005, certain information regarding the beneficial ownership of our common shares by (i) each person known to us to be a beneficial owner of more than 5% of the common shares of our company, (ii) each director and Named Executive Officer of our company and (iii) all directors and officers of our company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent

Tiger Technology Management, LLC	1,501,726	(1)	6.67%
101 Park Avenue, 48th Floor, New York, NY 10178
Reich & Tang Asset Management, LLC	1,454,000	(2)	6.46%
600 Fifth Avenue, New York, NY, 10020
Neil S. Wechsler	435,607	(3)	1.91%
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1
Holden L. Ostrin	432,857	(3)	1.90%
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1
Henry M. Karp	432,857	(3)	1.90%
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1
Gary S. Wechsler	292,857	(4)	1.29%
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1
Mitchell A. Garber	321,104	(5)	1.41%
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1
Tommy Boman	15,971	(6)	*
30 Oyster Landing Road, Hilton Head, SC, 29928
James S. Gertler	32,383	(7)	*
62 West 62nd Street, New York, NY, 10023
Thomas D. Murphy	28,979	(8)	*
1208 Highcrest Lane, Colorado Springs, CO, 80921
Stephen J. Shaper	95,548	(9)	*
325 Ripple Creek, Houston, TX, 77024
Sydney Sweibel	23,333	(10)
3449 du Musee Avenue, Montreal, PQ, H3G 2C8
Jonathan J. Ginns	23,333	(10)	*
1133 Connecticut Avenue, NW Suite 700, Washington,
DC, 200036
All directors and officers as a group (15 persons)	2,364,734	(11)	9.77%

*	does not exceed one percent (1%)

(1)
The address of this beneficial owner is 101 Park Avenue, 48th Floor, New York, NY 10178. According to the Schedule 13G, dated January 26, 2005, filed with the Commission by this beneficial owner, which is an investment manager, it is the beneficial owner of 1,501,726 common shares with shared voting power and shared dispositive power over all 1,501,726 shares. The information in this table is based exclusively on the most recent Schedule 13G filed by this beneficial owner with the Commission. We make no representation as to the accuracy or completeness of the information reported.

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

99

(3)
Includes 290,000 common shares underlying options held by this Named Executive Officer that will vest within 60 days. Excludes 580,000 common shares underlying unvested options held by this Named Executive Officer.

(4)	Includes 140,000 common shares underlying options held by Mr. Wechsler that will vest within 60 days. Excludes 280,000 common shares underlying unvested options held by Mr. Wechsler.

(5)	Includes 284,367 common shares underlying options held by Mr. Garber that are vested or that will vest within 60 days. Excludes 388,670 common shares underlying unvested options held by Mr. Garber.

(6)	Includes 12,799 common shares underlying options held by Mr. Boman that will vest within 60 days. Excludes 25,600 common shares underlying unvested options held by Mr. Boman.

(7)	Includes 32,083 common shares underlying options held by Mr. Gertler that will vest within 60 days. Excludes 64,167 common shares underlying unvested options held by Mr. Gertler.

(8)	Includes 26,979 common shares underlying options held by Mr. Murphy that will vest within 60 days. Excludes 53,962 common shares underlying unvested options held by Mr. Murphy.

(9)	Includes 89,883 common shares underlying options held by Mr. Shaper that are vested and that will vest within 60 days. Excludes 121,608 common shares underlying unvested options held by Mr. Shaper.

(10)	Includes 23,333 common shares underlying options held by this director that will vest within 60 days. Excludes 46,667 common shares underlying unvested options held by this director.

(11)	Includes 1,709,621 common shares underlying vested options and options that will vest within 60 days. Excludes 3,059,713 common shares underlying unvested options.

Equity Compensation Plan Information

The following table sets forth the number of common shares to be issued upon exercise of outstanding options, rights and warrants issued pursuant to our equity compensation plans, the weighted average exercise price of such options, rights and warrants and the number of common shares remaining available for future issuance under our equity compensation plans, all as at December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($/Share) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)

Equity compensation plans	4,586,926	7.10	1,866,078
approved by security holders (1)
Equity compensation plans not	217,451	7.43	Nil
approved by security holders(2)
Equity compensation plans not	534,083	Cdn$14.34	Nil
approved by security holders(2)
Total	5,338,460	$7.60 (3)	1,866,078

(1)	The 1997 Plan (referred to under “Executive Compensation – Options to Purchase Securities,” below), is our only equity compensation plan that has been approved by shareholders.

(2)
Our only equity compensation plan not approved by our shareholders is the share option plan of Terra Payments, which we assumed in accordance with the terms of our acquisition of Terra Payments on April 6, 2004.

(3)
The figure includes the weighted average exercise price of 534,083 share purchase options having a Canadian dollar exercise price which was converted at the closing rate on December 31, 2004 of US$1.00=Cdn$1.202.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Directors and Employees

         The aggregate indebtedness to our company of all employees, officers and directors and former employees, officers and directors is $110,762, of which $87,260 relates to an unsecured home-loan agreement with our Co-Chairman and $23,502 relates to advances to several employees. The unsecured home-loan is non-interest bearing and is repayable in annual installments of Cdn$17,000 through and including July 1, 2012.

Transactions with Management

         The employment agreements that we have with Neil S. Wechsler, Holden L. Ostrin and Henry M. Karp provide that we will pay or reimburse the officer for the premiums for a life and disability insurance policy with a minimum coverage of $5,000,000. The agreements also provide for the forgiveness of indebtedness of such officer if he leaves the employment of our company for any reason. See Item 11—“Executive Compensation – Executive Employment Agreements.” The employment agreement that we have with Gary S. Wechsler, our Chief Financial Officer, provides that we will pay or reimburse him for the premiums for a life and disability insurance policy with a minimum coverage of $3,000,000.

         Mr. Stephen Shaper provides us with consulting services and as a result, in fiscal 2004, we paid approximately $269,000 to a company under his control.

Item 14.   PRINCIPAL AUDITOR FEES AND SERVICES

        The Audit Committee has recommended the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2005.

Fees Incurred by our Company for KPMG LLP

         The following table shows the fees paid or accrued by our company for the audit and other services provided by KPMG LLP for fiscal 2004 and 2003(1).

	2004	2003

Audit Fees(2)	$689,761	$171,245
Audit-Related Fees(3)	464,049	52,943
Tax Fees(4)	305,596	2,711
All Other Fees(5)	82,602	17,838

Total	$1,542,008	$244,737

The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent auditors and associated fees up to a maximum for any one non-audit service of $25,000, provided that the Chairman shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting. The Audit Committee has also delegated to our Chief Financial Officer the authority to pre-approve the following non-audit services to be performed by our independent auditors, provided that the Chief Financial Officer shall report any decisions to pre-approve such non-audit services and fees to the full Audit Committee at its next regular meeting: tax advisory services of up to Cdn$60,000 during each fiscal year, provided that no individual mandate is estimated by our independent auditors to cost in excess of Cdn$10,000; acquisition-related financial due diligence services of up to Cdn$150,000 during each fiscal year, provided that no individual mandate is estimated by our independent auditors to cost in excess of Cdn$25,000; and, other, general services of up to Cdn$60,000 during each fiscal year, provided that no individual mandate is estimated by our independent auditors to cost in excess of Cdn$10,000.

————
(1)	We pay fees to KPMG in Canadian dollars. The respective average exchange rates for 2002 and 2003 used to convert these fees into dollars were: US$1.00=Cdn$1.4015 (2003) and US$1.00=Cdn$1. 2990 (2004).

(2)	Audit fees represent fees for professional services provided in connection with the audit of our consolidated financial statements and the review of our quarterly financial statements.

(3)	Audit-related fees represent primarily fees for the preparation of our Joint Management Information Circular dated March 5, 2004, general accounting consultations and other attestation services.

(4)	For 2003, tax fees were for the review of our Canadian corporate tax returns. For 2004, tax fees represent primarily fees for assistance in claiming research and development tax credits.

(5)	For 2004 and 2003, all other fees relates primarily to financial due diligence in connection with business acquisitions.

PART IV Item 15. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit

3.1	Certificate and Articles of Continuance (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, file 333-4950, filed with the Commission on October 24, 1996)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, File No. 0-28572, filed with the Commission on March 8, 1999 )

3.3
Certificate and Articles of Amendment (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 1, 2001)

4	Specimen certificate of the common shares (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form 8, File No. 0-28572, filed with the Commission on July 17, 1996 )

10.1
Employment Agreement with Neil S. Wechsler (incorporated by reference to Exhibit I to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998)

10.2
Amendment to Employment Agreement with Neil S. Wechsler (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 8, 1999)

10.3
Amendment to Employment Agreement with Neil S. Wechsler (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002)

10.4
Employment Agreement with Henry M. Karp (incorporated by reference to Exhibit II to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998)

10.5
Amendment to Employment Agreement with Henry M. Karp (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 8, 1999)

10.6
Amendment to Employment Agreement with Henry M. Karp (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002)

10.7
Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit III to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998)

10.8
Amendment to Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 8, 1999)

10.9
Amendment to Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002)

10.10
Employment Agreement with Gary S.Wechsler (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003)

10.11
Amendment to Employment Agreement with Gary S. Wechsler (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003)

10.12
Amendment to Employment Agreement with Gary S. Wechsler (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003)

102

10.13
Employment Agreement with Leon P. Garfinkle (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003)

10.14
Employment Agreement with Neil S. Wechsler (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 10, 2004)

10.15
Employment Agreement with Henry M. Karp (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 10, 2004)

10.16
Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 10, 2004)

10.17
Employment Agreement with Gary S. Wechsler (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Commission on April 30, 2004)

10.18
Combination Agreement between Optimal Robotics Corp. and Terra Payments Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Commission on April 30, 2004)

10.19
Asset Purchase Agreement among NCR Corporation, and certain of its affiliates, and Optimal Robotics Corp. and certain of its affiliates (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Commission on April 30, 2004)

10.20
Asset Purchase Agreement among Fujitsu Transaction Solutions Inc., Optimal Robotics Corp. and Optimal Robotics Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 9, 2004)

10.21
Amendment to Asset Purchase Agreement among Fujitsu Transaction Solutions Inc., Optimal Robotics Corp. and Optimal Robotics Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 9, 2004)

10.22
Asset Purchase Agreement among Optimal Payments Corp. and NPS Holdings LLC, NPS Manager, Inc. and The Members of NPS Holdings LLC (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Commission on November 4, 2004)

10.23	Employment Agreement with Mitchell A. Garber

21	List of Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 10, 2004)
103

SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2005	Optimal Group Inc.

	By:	/s/ NEIL S. WECHSLER
———————————
Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GARY S. WECHSLER
———————————
Gary S. Wechsler, Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2005	By:	/s/ NEIL S. WECHSLER
———————————
Neil S. Wechsler, Director

March 14, 2005	By:	/s/ HOLDEN L. OSTRIN
———————————
Holden L. Ostrin, Director

March 14, 2005	By:	/s/ HENRY M. KARP
———————————
Henry M. Karp, Director

March 14, 2005	By:	/s/ JAMES S. GERTLER
———————————
James S. Gertler, Director

March 14, 2005	By:	/s/ TOMMY BOMAN
———————————
Tommy Boman, Director

March 14, 2005	By:	/s/ THOMAS D. MURPHY
———————————
Thomas D. Murphy, Director

March 14, 2005	By:	/s/ STEVE SHAPER
———————————
Steve Shaper, Director

March 14, 2005	By:	/s/ SYDNEY SWEIBEL
———————————
Sydney Sweibel, Director

March 14, 2005	By:	/s/ JONATHAN J. GINNS
———————————
Jonathan J. Ginns, Director
104