Form 10-Q
period 2005-05-06
OPTIMAL GROUP INC
filed 2005-05-06
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OPTIMAL GROUP INC.

(Exact name of registrant as specified in its charter)

Canada

(State or Other Jurisdiction of Incorporation)

0-28572           98-0160833

(Commission File Number) (IRS Employer Identification No.)

3500 de Maisonneuve Blvd. W., Suite 1700, Westmount, Québec, Canada H3Z 3C1

(Address of Principal Executive Offices, Including Zip Code)

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

Yes	x	No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	x	No _____

At April 30, 2005, the registrant had 22,743,688 Class “A” shares (without nominal or par value) outstanding.

OPTIMAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements of

(Unaudited)

OPTIMAL GROUP INC.

Three-month periods ended March 31, 2005 and 2004

(expressed in U.S. dollars)

OPTIMAL GROUP INC.

Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in U.S. dollars)

Financial Statements

OPTIMAL GROUP INC.

Consolidated Balance Sheets

(Unaudited)

March 31, 2005 and December 31, 2004

(expressed in thousands of U.S. dollars)

	March 31, 2005	December 31, 2004

		(Audited)
Assets
Current assets:
Cash and cash equivalents	$ 100,842	$ 62,937
Cash held as reserves	19,206	18,739
Cash held in escrow	827	3,536
Short-term investments	51,949	88,213
Short-term investments held as reserves	2,104	2,104
Settlement assets	11,317	14,375
Accounts receivable	8,619	8,212
Income taxes receivable and refundable investment tax credits	823	773
Inventory	2,896	3,513
Prepaid expenses and deposits	1,797	1,331

	200,380	203,733
Long-term receivables (note 5)	4,243	3,666
Non-refundable investment tax credits	4,452	4,747
Property and equipment	4,738	4,807
Goodwill and other intangible assets (note 6)	74,940	72,505
Deferred costs	165	—
Deferred compensation cost (note 3 (b))	1,538	1,807
Future income taxes	1,406	3,979

	$ 291,862	$ 295,244

Liabilities and Shareholders’ Equity
Current liabilities:
Bank indebtedness (note 7)	$ 8,146	$ 8,301
Customer reserves and security deposits	75,896	77,574
Accounts payable and accrued liabilities	20,036	23,680
Deferred revenue	2,841	3,201
Current portion of obligations under capital leases	276	578
Future income taxes	917	917

	108,112	114,251
Future income taxes	2,033	3,794
Deferred revenue	300	318
Obligations under capital leases	158	200
Shareholders’ equity:
Share capital (note 8 (a))	188,265	184,191
Additional paid-in capital (note 8 (c))	11,030	10,557
Deficit	(16,552)	(16,583)
Cumulative translation adjustment	(1,484)	(1,484)

	181,259	176,681
Contingencies (note 9)

	$ 291,862	$ 295,244

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.

Consolidated Statements of Operations

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars, except per share amounts)

	2005	2004

Revenues	$ 37,394	$ 10,280
Expenses:
Transaction processing and service costs	21,946	7,323
Amortization of intangibles pertaining to
transaction processing and service costs	1,028	182
Selling, general and administrative	9,944	5,276
Stock-based compensation pertaining to selling,
general and administrative (note 10)	1,895	—
Research and development	618	—
Operating leases	942	734
Inventory write-downs pertaining to service costs	—	501
Amortization of property and equipment	638	181
Foreign exchange gains	(110)	(153)

	36,901	14,044

Net earnings (loss) from continuing operations before investment
income and income taxes	493	(3,764)
Investment income	693	185

Net earnings (loss) from continuing operations before income taxes	1,186	(3,579)

Income tax provision (recovery) (note 11)	1,155	(328)

Net earnings (loss) from continuing operations	31	(3,251)
Earnings from discontinued operations, net of income taxes (note 3 (d))	—	58

Net earnings (loss)	$ 31	$ (3,193)

Weighted average number of shares:
Basic	22,394,674	14,936,235
Plus impact of stock options and warrants	1,917,251	1,012

Diluted	24,311,925	14,937,247

Earnings (loss) per share :
Continuing operations:
Basic	$ 0.00	$ (0.21)
Diluted	0.00	(0.21)
Discontinued operations:
Basic	—	0.00
Diluted	—	0.00
Total:
Basic	0.00	(0.21)
Diluted	0.00	(0.21)

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.

Consolidated Statements of Deficit

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

	2,005	2,004

Deficit, beginning of period	$(16,583)	$(7,330)

Net earnings (loss)	31	(3,193)

Deficit, end of period	$(16,552)	$(10,523)

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.

Consolidated Statements of Cash Flows

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

	2005	2004

Cash flows from (used in) operating activities:
Net earnings (loss) from continuing operations	$ 31	$(3,251)
Adjustments for items not affecting cash:
Amortization	1,666	363
Future income taxes	774	(328)
Stock-based compensation	1,895	—
Foreign exchange	226	—
Inventory write-downs	—	501
Changes in operating assets and liabilities:
Accounts receivable	(407)	397
Income taxes receivable and refundable investment tax credits	245	—
Inventory	640	(118)
Prepaid expenses and deposits	(466)	(267)
Accounts payable and accrued liabilities	(3,177)	136
Change in cash and short-term investments held as reserves	(467)	—
Settlement assets	3,058	—
Customer reserves and security deposits	(1,678)	—
Deferred revenue	(378)	303

	1,962	(2,264)
Cash flows from financing activities:
Decrease in bank indebtedness	(82)	(263)
Repayment of capital leases	(182)	—
Proceeds from issuance of common shares	2,920	—

	2,656	(263)
Cash flows from investing activities:
Increase in long-term receivables	(577)	—
Decrease in cash held in escrow	2,709	—
Proceeds from maturity of short-term investments	36,264	26,677
Purchase of property and equipment	(570)	(381)
Proceeds from sale of property and equipment	40	—
Acquisition of Systech Retail Systems (note 3 (a))	—	(3,000)
Acquisition of MCA, including acquisition costs of $49 (note 3 (f))	(2,689)	—
Payment on balance of sale on NPS acquisition	(1,500)	—
Increase in deferred costs	(165)	(350)

	33,512	22,946
Effect of exchange rate on cash and cash equivalents during the period	(225)	—

Net increase in cash and cash equivalents	37,905	20,419
Net increase in cash from discontinued operations	—	1,377
Cash and cash equivalents, beginning of period	62,937	4,212

Cash and cash equivalents, end of period	$ 100,842	$ 26,008

Supplemental disclosure of cash flow information (note 13)

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

1.	Interim financial information:

These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles (“GAAP”). The unaudited consolidated balance sheet as at March 31, 2005 and the unaudited consolidated statements of operations, deficit and cash flows for the periods ended March 31, 2005 and 2004 reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods. The results of operations and cash flows for any quarter are not necessarily indicative of the results or cash flows for an entire year. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 3 of the annual audited consolidated financial statements for the year ended December 31, 2004. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual audited consolidated financial statements of Optimal Group Inc. (the “Company”) as at and for the year ended December 31, 2004.

All amounts in the attached notes are unaudited unless specifically identified.

2.	Significant accounting policies:
	(a)	Discontinued operations:

As a result of the sale of the U-Scan® self-checkout business referred to in note 3 (d), the results of discontinued operations are included in the net earnings (loss) but presented separately for the prior period.

(b)	Revenue recognition:

As a result of the business acquisitions and disposals referred to in note 3, the Company is engaged in payment services and provides hardware maintenance and repair outsourcing services.

The majority of payment service revenues are generated from fees charged to customers for payment processing services. Customers are charged a discount fee or rate, which is based upon the customer’s monthly charge volume and risk profile, and is calculated as a percentage of the dollar amount of each credit or debit transaction. Higher discount rates are charged for card-not-present transactions than for card-present transactions in order to compensate for the higher cost of underwriting and managing the increased chargeback risk associated with such transactions. The balance of payment service revenues are derived from a variety of fixed transaction or service fees, including set-up fees, fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. Discount and other fees related to payment transactions are recognized at the time the customer’s transactions are processed. Revenues derived from service fees are recognized at the time the service is performed. Revenues from set-up fees are deferred and amortized over the expected term of the customer relationship, which is approximately five years.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

2.	Significant accounting policies (continued):
	(b)	Revenue recognition (continued):

Where the Company is the primary party responsible for providing payment processing services, revenue is recorded on a gross basis and amounts paid to the acquiring processing suppliers are recorded as part of the transaction processing expenses. Where the Company is not the primary party in providing a merchant with processing services, it records revenue net of amounts paid to the acquiring processing supplier.

Revenues from repair services are recognized at the time the services are rendered. Revenues from maintenance contracts are deferred and amortized ratably over the term of the contract.

3.	Business acquisitions and disposals:
	(a)	Systech Retail Systems:

On February 27, 2004, the Company acquired the hardware service division of Systech Retail Systems ("Systech"). The acquisition of Systech resulted in the recognition of goodwill primarily because of the Company’s strategy to re-establish a repair services business in the United States in light of the then anticipated sale of its U-Scan® self-checkout business.

The net assets acquired for cash were approximately $3.5 million. The acquisition is accounted for using the purchase method and the results of Systech are consolidated with those of the Company from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(Audited)
Assets acquired
Accounts receivable	$1,428
Inventory	750
Property and equipment	1,082
Prepaid expenses and deposits	65
Customer contract and customer relationships	612
Goodwill	4,258
8,195
Liabilities assumed
Accounts payable and accrued liatilities	1,441
Obligations under capital leases	808
Deferred revenue	2,481
4,730

Net assets acquired for cash	$3,465

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

3.	Business acquisitions and disposals (continued):
	(b)	Terra Payments Inc.:

Effective April 6, 2004, the Company completed a Combination Agreement with Terra Payments Inc. ("Terra"), a publicly-traded company that offered proprietary technology and services to businesses to accept credit card, electronic check and direct debit payments. Terra processed credit card payments for non-face-to-face transactions, including mail-order/telephone order, licensed online gaming and other online merchants, as well as for retail point-of-sale merchants. Terra also processed checks and direct debits online and by telephone. The primary reasons for the Company’s acquisition of Terra and the primary factors that contributed to a purchase price that resulted in recognition of goodwill include its industry position, management strength, earnings prospects and ability to serve as a platform for potential strategic acquisitions for enhanced growth and profitability in this segment.

The agreement provided for a stock-for-stock merger in which 0.4532 of the Company's common shares were exchanged for each share of Terra. The total purchase price of $66 million was paid through the issuance by the Company of 7,242,168 Class A shares, the acquisition of outstanding options and warrants issued by Terra and transaction costs incurred by the Company.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

3.	Business acquisitions and disposals (continued):
	(b)	Terra Payments Inc. (continued):

The acquisition is accounted for using the purchase method and the results of Terra are consolidated with those of the Company from the date of acquisition. The following table presents the estimated fair value of the assets and liabilities assumed from Terra on April 6, 2004:

(Audited)
Assets acquired:
Cash and cash equivalents	$32,880
Short-term investments	23,153
Cash and short-term investments held as reserves	23,555
Settlement assets	10,547
Accounts receivable	1,283
Refundable investment tax credits receivable	589
Prepaid expenses and deposits	475
Property and equipment	1,466
Investment in ebs Electronic Billing Systems AG	3,974
Long-term receivables	3,698
Non-refundable investment tax credits	3,954
Future income taxes	3,859
Customer contracts and customer relationships	5,456
Acquired technology	4,520
Non-deductible goodwill	35,650
155,059
Liabilities assumed:
Accounts payable and accrued liabilities	10,697
Deferred revenue	444
Customer reserves and security deposits	73,259
Future income taxes	3,922
Obligations under capital leases	732
89,054

Net assets acquired	$66,005

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

3.	Business acquisitions and disposals (continued):
	(b)	Terra Payments Inc. (continued):

Consideration:
7,242,168 common shares	$61,414
Transaction costs	1,389
Options and warrants	5,877
Less: options and warrants considered as deferred compensation	(2,675)

Total purchase price	$66,005

The per share value of the shares issued as consideration for the business acquisition was $8.48, which was determined using the Company’s average closing share price on NASDAQ over a reasonable period before and after the date the terms of the business combination were agreed to and announced.

The Company assumed 1,587,058 stock options and warrants having a fair value of $5,877, or a weighted average of $3.70 per share, relating to the Terra outstanding stock options and warrants. This also represents 0.4532 stock option or warrant of the Company for each stock option or warrant of Terra. The fair value of the vested stock options and warrants of $3,202 is included in the purchase consideration. The remaining $2,675, representing the fair value of the unvested stock options, is recorded as deferred compensation cost and is being amortized over the vesting periods. For the three months ended March 31, 2005, $269 was amortized as stock-based compensation in the consolidated statements of operations.

The fair values were determined using the Black-Scholes option pricing model using the following weighted average assumptions:

Expected volatility	69.8%
Expected life in years	2.9
Risk-free interest rate	2%
Expected dividend rate	0%

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

3.	Business acquisitions and disposals (continued):
	(c)	Supplementary information:

The following unaudited pro forma financial information reflects the consolidated results of operations as if the acquisition of Terra had taken place on January 1, 2004. The pro forma financial information is not necessarily indicative of the results of operations as it would have been, had the transactions been reflected on the assumed date. No effect has been given for synergies that may have been realized through the acquisitions.

Three months ended
March 31
2004

Pro forma revenues	$24,095
Pro forma loss	(4,184)
Pro forma diluted loss per share	(0.19)

The consolidated results of operations for the three months ended March 31, 2005 already include those of Terra.

(d)	Sale of U-Scan® self-checkout business:

Effective April 8, 2004, the Company sold its U-Scan® self-checkout business to Fujitsu Transaction Solutions Inc. (“Fujitsu”), including all related tangible assets, intellectual property rights, and obligations, for $35,000 in cash plus the assumption of liabilities. Fujitsu funded the payment of a termination fee owed by the Company to NCR Corporation ("NCR") as a result of the termination of their offer to purchase the self-checkout business. Subsequent to April 8, 2004, the Company paid an amount of $4,806 to Fujitsu due to purchase price adjustments mainly attributed to there being less net assets sold to Fujitsu as the Company collected a large portion of the accounts receivable and realized the cash thereon in advance of the sale. Thus, the net proceeds realized on the sale to Fujitsu were $30,194.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

3.	Business acquisitions and disposals (continued):
(d) Sale of U-Scan® self-checkout business (continued):

The sale of the U-Scan® self-checkout business is consistent with the Company’s strategy to reposition the business as a payments and services leader. As a result of the weak capital spending environment for retail technology and a significantly more competitive landscape in the self-checkout business, which negatively impacted sales, gross margins and overall financial results, the Company decided to exit this business and focus on building a payments and services business.

The following table summarizes the book value of the assets and liabilities at April 8, 2004 relating to the business sold by the Company:

April 8, 2004
Current assets:
Accounts receivable	$8,194
Inventory	17,915
Prepaid expenses and deposits	169
26,278
Long-term assets:
Property and equipment	3,937
Intangible assets	3,500
7,437
Current liabilities:
Accounts payable and accrued liabilities	2,895
Deferred revenue	7,132
10,027

Net assets relating to U-Scan® self-checkout business	23,688

Proceeds from sale	30,194
Gain on sale of net assets of U-Scan® self-checkout business before income taxes	6,506

Income taxes	2,342
Net gain on sale of net assets of U-Scan® self-checkout
business	$4,164

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

3.	Business acquisitions and disposals (continued):
(d) Sale of U-Scan® self-checkout business (continued):

The results of operations of this business for the three-month period ended March 31, 2004 was as follows:

Three months ended
March 31, 2004

Systems and hardware service revenue	$10,135
Cost of sales	5,892
4,243

Expenses:
Selling, general and administrative	3,137
Amortization	609
Operating leases	237
Research and development	202
4,185

Earnings before income taxes	58

Income taxes	-

Net earnings from discontinued operations	$58

The results of operations include management assumptions and adjustments related to cost allocations which are inherently subjective.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

3.	Business acquisitions and disposals (continued):
(e) Acquisition of National Processing Services LLC:

On July 1, 2004, the Company acquired National Processing Services LLC ("NPS"), a registered VISA® and Mastercard® independent sales organization, for a total consideration of approximately $15,000. The acquisition of NPS resulted in the recognition of goodwill primarily because the NPS operations would deliver earnings prospects and potential strategic and other benefits, including an increase in its revenue base and diversification of the payment services portfolio.

The acquisition was accounted for using the purchase method and the results of NPS were consolidated with those of the Company from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at date of acquisition:

(Audited)
Assets acquired:
Cash	$126
Accounts receivable	4
Inventory	37
Property and equipment	21
Prepaid expenses and deposits	12
Customer relationships	3,523
Supplier contract	597
Goodwill	10,818
15,138
Liabilities assumed:
Accounts payable and accrued liabilities	6

Net assets acquired	$15,132

Consideration:
Cash	$13,500
Transaction costs	132
Balance of sale	1,500
$15,132

The balance of sale is due in July 2005.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

3.	Business acquisitions and disposals (continued):
(f) Acquisition of Merchant Card Acceptance Corp.:

On January 1, 2005, Optimal Payments Inc., a wholly-owned subsidiary of the Company, acquired the operating assets of Merchant Card Acceptance Corp. and its affiliated companies, Precision Management Consulting Inc. and Merchant Card Interactive Corp. (collectively, "MCA"), for $3,722 subject to the determination of certain post-closing adjustments. The agreement also provides for a contingent consideration of $827 (CA$1,000) based on the attainment of specified operational targets. MCA is an independent sales organization providing Canadian-based merchants with credit card and Interac PIN-based debit card acceptance. The Company believes that this acquisition will diversify its payment services portfolio and contribute positively to the Company’s financial results.

The acquisition was accounted for by using the purchase method and the results of MCA were consolidated with those of the Company from the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing its valuation of the net assets acquired, including goodwill and other intangible assets; thus, the allocation of the purchase price is subject to refinement.

Assets acquired:
Property and equipment	$145
Supplier contract	779
Goodwill	2,775
Inventory	23

$3,722

Consideration:
Cash	$2,640
Transaction costs	49
Balance of sale	1,033

$3,722

The balance of sale is payable upon the transfer of a specific supplier contract.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

4.	Cash and short-term investments held as reserves, settlement assets, and customer reserves and security deposits:

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

6.	Goodwill and other intangible assets:

			March 31,
			2005
	Gross carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$59,763	$141	$$59,622
Customer contracts and customer
relationships	12,749	2,543	10,206
Acquired technology	4,520	904	3,616
Customer list	786	537	249
Supplier contract	1,376	129	1,247
	$79,194	$4,254	$74,940

			December 2004
			(Audited)
	Gross carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$57,079	$141	$56,938
Customer contracts and customer
relationships	12,749	1,866	10,883
Acquired technology	4,520	678	3,842
Customer list	786	498	288
Supplier contract	597	43	554

	$75,731	$3,226	$72,505

7.	Bank indebtedness:

The Company has credit facilities in the amount of approximately CA$12,800, which can be utilized in the form of loans, bankers' acceptances or letters of guarantees. At March 31, 2005, the Company utilized $8,146 of the facilities in borrowings and $500 (CA$600) through the issuance of letters of guarantee. The borrowings are due on demand and bear interest either at the bank's prime rate, the market rate for bankers' acceptances plus an acceptance fee of 0.75% per annum or at between 115 and 135 basis points on the bank’s prime rate, depending on the form of the facility utilized. The facilities are secured by a first ranking moveable hypothec on certain short-term investments.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

8.	Share capital and additional paid-in capital:
(a) Issued and outstanding share capital was as follows:

	March 31, 2005		December 31, 2004
	Number	Book value	Number	Book value
			(Audited)

Common shares	22,645,273	$188,265	22,251,097	$184,191

Changes in the issued and outstanding share capital were as follows:

		Book
	Number	value

Balance, December 31, 2004	22,251,097	$184,191

Exercise of stock options	1,133	11
Exercise of warrants	393,043	4,063

Balance, March 31, 2005	22,645,273	$188,265

The book value of the amounts credited to share capital from the exercise of stock options and warrants in the quarter ended March 31, 2005 includes a cash consideration of $2,920, as well as an ascribed value from additional paid-in capital of $1,154.

(b)	Stock options and warrants:

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

8.	Share capital and additional paid-in capital (continued):
	(b)	Stock options and warrants (continued):

Details of the outstanding stock options are as follows:

		Exercise price
	Number	per share

Balance, December 31, 2004	4,586,926	$7.10
Granted	–	–
Expired/cancelled	–	–
Exercised	–	–

Balance, March 31, 2005	4,586,926	$7.10

Under the terms of the Combination Agreement with Terra, the Company assumed Terra's stock option plan, and as such, stock options governed by this plan will be exercisable for the Company's common shares. The exercise price and number of options outstanding on April 6, 2004, the effective date of the acquisition of Terra, were adjusted based on the exchange ratio of 0.4532 of the Company's common shares for each share of Terra.

Details of the outstanding stock options under the Terra plan are as follows:

	U.S. dollar exercise price		Canadian dollar exercise price

			Weighted average
		Exercise price	exercise price
	Number	per share	Number	per share

Balance, December 31, 2004	217,451	$7.43	534,083	$14.34
Expired/cancelled	–	–	(521)	7.05
Exercised	–	–	(1,133)	6.09

Balance, March 31, 2005	217,451	$7.43	532,429	$14.37

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

8.	Share capital and additional paid-in capital (continued):
	(b)	Stock options and warrants (continued):

As at December 31, 2004 and March 31, 2005, there were 728,944 and 335,901 warrants outstanding, respectively, with a weighted average exercise price of CA$9.38 and CA$8.99, respectively and expiring on dates up to March 2008.

There are 38,989 options and warrants that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period ended March 31, 2005.

(c)	Additional paid-in capital:

Changes in additional paid-in capital were as follows:

Balance, December 31, 2004	$10,557
Stock-based compensation (note 10)	1,627
Ascribed value credited to share capital from exercise of stock options
and warrants (note 8 (a))	(1,154)
Balance, March 31, 2005	$11,030
9.	Contingencies:
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

(b)

In connection with the sale of the U-Scan® self-checkout business on April 8, 2004 to Fujitsu, orders were obtained from the Superior Court of Quebec permitting the Company to submit the sale to Fujitsu to the Company's shareholders for approval in lieu of the originally proposed sale to NCR. In May 2004, NCR appealed these decisions, but has since done nothing to advance its appeal. The Company believes that these appeals, if pursued by NCR, will not prevail. NCR has also delivered a notice of dispute under its now terminated purchase agreement alleging a breach of the non-solicitation provisions of that agreement. The Company believes that such allegations are without merit and intends to vigorously defend itself in any arbitration proceedings that may ensue. Accordingly, no provision has been made in these financial statements with respect to such claims.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

9.	Contingencies (continued):
(c)

On March 11, 2005, and again on March 31, 2005, the Company received a letter from Fujitsu claiming recovery of expenses allegedly incurred and forecast by Fujitsu to be incurred in relation to the operation of the Company’s former U-Scan® self-checkout business. After consultation with counsel, the Company believes that there is no basis for these claims and intends to vigorously defend its position should Fujitsu initiate a lawsuit to assert its claims. Accordingly, no provision has been made in these financial statements with respect to such claims.

(d)

The Company is pursuing the recovery of $6,800 withdrawn from a Terra bank account by one of its credit card suppliers for various service charges assessed. The Company believes these charges are largely unsubstantiated and is pursuing the claim through legal recourse. The amount, if any, which the Company may recover cannot be quantified until the legal process is complete.

(e)

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

10.	Stock-based compensation:

The stock-based compensation related to stock options granted in fiscal 2004 is being amortized over the vesting periods. For the three months ended March 31, 2005, total stock-based compensation in the consolidated statements of operations was comprised of:

Amortization related to options granted in 2004	$1,626
Amortization of deferred compensation (note 3 (b))	269

$1,895

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

11.	Income taxes:

The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

	Three months ended
	March 31,
	2005	2004

Earnings (loss) from continuing operations
before income taxes	$1,186	$(3,579)

Combined Canadian federal and Quebec provincial
income taxes at 31% (2004 - 31%)	$367	$(1,109)
Foreign exchange (1)	285	26
Benefits of losses in subsidiaries not recorded	160	796
Stock-based compensation not deductible for tax	587	–
Permanent differences and other	(143)	12
Differences in tax rates in foreign jurisdictions	(101)	(53)

Income tax provision (recovery)	$1,155	$(328)

(1)

For purposes of calculating the income tax provision of the Company, a tax liability is recognized on the foreign exchange gains which arise on the conversion into Canadian dollars of the net monetary assets denominated in U.S. dollars; such conversion is required for income tax purposes. As these financial statements are presented in U.S. dollars, this foreign exchange gain does not impact earnings (losses) before income taxes even though the income tax provision would include a tax liability for this gain. Future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar will change the amount of the foreign exchange gains and thus the provision for or recovery of income taxes thereon.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

11.	Income taxes (continued):

The provision for (recovery) of income taxes is composed of the following:

	Three months ended
	March 31,
	2005	2004
Current income taxes	$381	$–
Future income taxes	774	(328)
	$1,155	$(328)
12.	Segmented information:

The Company operates in two segments, namely payment processing services, and hardware maintenance and repair outsourcing services. Management measures the results of operations based on segment income before income taxes adjusted for certain non-cash and non-recurring items provided by each business segment.

Previously, the Company also developed and sold automated transaction products designed for use in the retail sector and provided related hardware and software maintenance. As a result of the sale of the U-Scan® self-checkout business, this segment has been reclassified as discontinued operations.

(a)	Information on the operating segments is as follows:

		Hardware
	Payment	maintenance and
	services	repair services	Consolidated
Three months ended March 31, 2005:
Revenues	$25,079	12,315	37,394
Transaction processing and service costs	12,256	9,690	21,946
Selling, general and administrative	6,358	3,586	9,944
Stock-based compensation	1,641	254	1,895
Research and development	618	–	618
Operating leases	162	780	942
Amortization	1,090	576	1,666
Investment income	337	356	693
Earnings (loss) from continuing operations before
income taxes	3,075	(1,889)	1,186
Provision for (recovery of) income taxes	1,535	(380)	1,155
Earnings (loss) from continuing operations	1,540	(1,509)	31

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

12.	Segmented information (continued):
(a) Information on the operating segments is as follows (continued):

For the three months ended March 31, 2004, no segmented information pertaining to the statement of operations is presented as the results relate entirely to the hardware maintenance and repair services segment.

		Hardware
	Payment	maintenance and
	services	repair services	Consolidated

March 31, 2005

Total assets	$169,598	$122,264	$291,862

Total additions to goodwill for the three
months ended March 31, 2005	2,775	—	2,775

Total additions to property and equipment
and other intangibles for the three
Months ended March 31, 2005:
- through business acquisitions	$924	$—	$924
- thereafter	489	81	570

December 31, 2004 (audited)

Total assets	$187,834	$107,410	$295,244

Total additions to goodwill for the year
ended December 31, 2004	46,468	4,258	50,726

Total additions to property and equipment
and intangibles for the year ended
December 31, 2004:
- through business acquisitions	$15,583	$1,694	$17,277
- other	1,264	1,548	2,812

(b)	Geographic information is as follows:

			Property and equipment,
	Revenues		goodwill and intangibles
	Three months ended
	March 31		March 31,	December 31,
	2005	2004	2005	2004
				(Audited)

Canada	$8,220	$6,957	$57,204	$54,423
United States	16,745	3,323	22,405	22,818
Other	12,429	—	69	71

	$37,394	$10,280	$79,678	$77,312

Revenues are attributed to countries based on the location of the customers.

13.	Supplemental disclosure of cash flow information:

	March 31,
	2005	2004

Cash paid during the year for:
Interest	$59	$138
Income taxes	109	—

Cash and cash equivalents consist of:
Cash balances with banks	$70,667	$7,145
Short-term investments bearing interest at 2.35%
to 3.65% (2004 – 0.98%)	30,175	18,863

	$100,842	$26,008

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2005 and 2004

(expressed in thousands of U.S. dollars)

14.	Canada/U.S. reporting differences:

The consolidated financial statements of the Company are prepared in accordance with Canadian GAAP, which conform, in all material respects, with those generally accepted in the United States except as described below:

Consolidated balance sheets:

	March 31, 2005		December 31, 2004
	Canadian	U.S.	Canadian	U.S.
	GAAP	GAAP	GAAP	GAAP
			(Audited)

Shareholders' equity:
Share capital	$188,265	$230,721	$184,191	$226,647
Additional paid-in capital	11,030	40,887	10,557	40,414
Deficit	(16,552)	(87,333)	(16,583)	(87,362)
Cumulative translation adjustment	(1,484)	–	(1,484)	–
Accumulated other comprehensive loss	–	(3,018)	–	(3,018)

	$181,259	$181,259	$176,681	$176,681

15.	Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current period’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and

Results of Operations

The following discussion of the financial condition and results of operations of our company should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004, and the factors set forth below under “Forward-Looking Statements”. All dollar amounts are expressed in U.S. dollars and, other than those expressed in millions of dollars, have been rounded to the nearest thousand. Our accounting policies are in accordance with Canadian generally accepted accounting principals (“GAAP”). These differ in some respects from GAAP in the United States (“US GAAP”). Our results are reconciled to US GAAP; see note 14 to our interim consolidated financial statements.

Overview

We are a leading payments and services company with operations throughout North America and the United Kingdom. Through Optimal Payments and FireOne Group, we provide technology and services that businesses require to accept credit card, electronic check and direct debit payments. Optimal Payments processes credit card payments for Internet businesses, mail-order/telephone-order and retail point-of-sale merchants, as well as checks and direct debits online and by phone. FireOne Group and its subsidiaries will process online gaming transactions through the use of credit and debit cards, electronic debit and through FirePay® (www.firepay.com), a leading stored-value, electronic wallet. FireOne Group will offer FirePay for non-gaming purchases as well. Through Optimal Services Group, we provide repair depot and field services to retail, financial services and other third-party accounts.

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

We currently operate in two business segments; payment processing, through Optimal Payments and FireOne Group, and hardware maintenance and repair outsourcing services, through Optimal Services Group.

For additional information relating to our company, readers may review the documentation filed with the U.S. Securities and Exchange Commission (including our Annual Report on Form 10-K) available at www.sec.gov and with the securities regulatory authorities of British Columbia, Alberta, Ontario and Quebec available at www.sedar.com.

Payments - Optimal Payments and FireOne Group

Optimal Payments and FireOne Group provide technology and services that businesses require to accept credit card, electronic check and direct debit payments. Optimal Payments processes credit card payments for card-not-present and card-present (or, “swipe”) transactions, including Internet businesses, mail-order/telephone-order (“MOTO”) merchants, and retail point-of-sale merchants. Optimal Payments also processes checks and direct debits online and by telephone. FireOne Group and its subsidiaries will process online gaming transactions through the use of credit and debit cards, electronic debit and through FirePay®, a leading stored-value, electronic wallet. FireOne Group will offer FirePay for non-gaming purchases as well. Our payments businesses employ approximately 200 people primarily in Montreal with operations throughout North America, the United Kingdom and Ireland. Our payments businesses currently have approximately 13,600 merchants using our credit card and electronic check offerings.

Our payments businesses generate revenues primarily from fees charged to merchants for processing services, as well as from fees charged to consumers who utilize FireOne Group’s FirePay® Personal Account stored-value offering. Fees charged to merchants typically include a discount rate, based upon a percentage of the dollar amounts processed, and a variety of fixed transaction or service fees. Merchant fees charged are based upon the merchant’s volume and risk profile. Fees charged to FirePay consumers are based on a fixed amount per transaction. Revenue is recognized primarily at the time the transaction or service is performed. Where we are the primary party responsible for providing processing services, revenue is recorded on a gross basis and amounts paid to the acquiring processing supplier are recorded as part of our transaction processing expenses. Where we are not the primary party in providing a merchant with processing services, we record revenue net of amounts paid to the acquiring processing supplier. See note 2(b) to our interim consolidated financial statements.

We retain a percentage of amounts owed to certain merchants based on processing dollar volume for a period of typically six months to cover potential merchant credit losses, which can arise as a result of, among other things, disputes between consumers and merchants or association fines related to chargeback activity. The aggregate amount withheld is referred to as “reserves” and our liability to refund our customers is included in the line item “Customer reserves and security deposits” in the balance sheet contained in the consolidated financial statements included in this report. If disputes are not resolved in the merchant’s favour, the transaction is charged back to us and the purchase price is refunded to the merchant’s customer. If we are unable to collect from the merchant, we bear the credit risk for the full amount of the transaction. As a result, our acquiring processing suppliers require us to maintain certain amounts with them as reserves. Amounts withheld by our acquiring processing suppliers as reserves are included in cash and short-term investments on our balance sheet as “held as reserve”. For merchants who continue to use our services, we withhold and refund reserves on a rolling basis so that as new transactions are processed, we withhold a portion as the reserve, while at the same time refunding the reserves for which the six-month period has expired.

Hardware Maintenance and Repair Outsourcing Services - Optimal Services Group

Optimal Services Group (‘‘OSG’’) offers its customers a single-source solution for many of their computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. OSG also provides multi-vendor parts repair, refurbishment and inventory management services as part of its logistics services portfolio. OSG delivers services through its repair depots located in the United States and Canada and an extensive field service organization maintained throughout Canada. OSG has approximately 695 employees located throughout the United States and Canada.

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

We also derive revenue from the repair of hardware and components at our logistics services and depot repair facilities. Pricing of these services is based on various factors, including equipment failure rates and costs of parts and labor. We customize our contracts to the customer, in general, based upon the nature of the customer's requirements, the term and the services to be provided. Revenue is recognized upon the completion of services performed on a per-incident basis and ratably for contracts under which we charge a monthly fee.

Recent developments

On April 15, 2005, we announced our intention to sell a minority interest in FireOne Group through a listing on the London Stock Exchange's AIM. Following completion of the proposed listing, we will remain the majority shareholder of FireOne Group.

On February 14, 2005, Optimal Services Group appointed Brian Sullivan as President. Mr. Sullivan has many years of experience within the global technology and service industries, including most recently as President and Chief Executive Officer of NCR Canada.

On January 1, 2005, Optimal Payments completed the acquisition of the operating assets of Merchant Card Acceptance Corp. and affiliated companies, Precision Management Consulting Inc. and Merchant Card Interactive Corp. (collectively, “MCA”) for approximately $3.7 million. MCA is an independent sales organization providing Canadian-based merchants with credit card and Interac PIN-based debit card acceptance. The purchase agreement provides for the purchase price to be increased by $0.8 million in the event that the business achieves specific financial targets. The acquisition is accounted for using the purchase method of accounting and the financial results are consolidated from the date of the acquisition. See note 3(f) to our interim consolidated financial statements.

Critical accounting policies and estimates

The accompanying interim consolidated financial statements have been prepared in accordance with Canadian GAAP. In the preparation of financial statements we are required to make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, impacting our reported results of operations and financial position. Our significant accounting policies are more fully described in note 3 of our annual audited consolidated financial statements included in our Form 10-K Annual Report for the year ended December 31, 2004. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations and their application requires our most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

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

Merchant Losses

When a consumer pays a merchant for goods or services using a credit card and the consumer disputes the charge, the amount of the disputed item gets charged back to us and the credit card associations may levy fees against us. In addition, if our chargeback rate becomes excessive, credit card associations may levy a fee against us and may also require us to pay fines. In turn, we attempt to recover from the merchant the amount charged back and the amount of such fines. However, we may not always be successful in doing so, for reasons which could include merchant insolvency. We evaluate the risk associated with each merchant and estimate our potential loss for chargebacks based primarily on historical experience and other relevant factors.

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

Financial Condition

As at March 31, 2005, cash, cash equivalents, short-term investments and settlement assets totaled $186.2 million (including $21.3 million held as reserves and $0.8 million held in escrow), compared to $189.9 million as at December 31, 2004 (including $20.8 million held as reserves and $3.5 million held in escrow). The decrease in cash, cash equivalents, short-term investments and settlement assets is primarily due to cash used for the acquisition of MCA, as well as a decrease in customer reserves and security deposits. As already described, a significant portion of cash, cash equivalents and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see Overview – Payments - Optimal Payments and FireOne Group). Settlement assets result from timing differences in the settlement process of our payments segment. Settlement assets are typically funded to us within days from the transaction processing date. As at March 31, 2005 and December 31, 2004, our cash, short-term investments and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were as follows:

(in $000s)	March 31, 2005	December 31, 2004

Cash and cash equivalents	100,842	62,937
Cash held as reserves	19,206	18,739
Cash held in escrow	827	3,536
Short-term investments	51,949	88,213
Short-term investments held as reserves	2,104	2,104
Settlement assets	11,317	14,375
	86,245	189,904
Less:
Bank indebtedness	(8,146)	(8,301)
Customer reserves and security deposits	(75,896)	(77,574)

Net	102,203	104,029

Cash held in escrow represents a portion of the purchase price pertaining to the acquisition of assets of the service business of RBA Inc. on September 30, 2003.

Our portfolio of liquid and investment grade short-term investments consists of U.S. and Canadian dollar denominated discounted and undiscounted notes and bonds.

Working capital, excluding cash and short-term investments held as reserves and cash held in escrow, as at March 31, 2005 was $70.1 million (December 31, 2004 - $65.1 million).

Goodwill and other intangible assets increased by $2.4 million, from $72.5 million as at December 31, 2004 to $74.9 million as at March 31, 2005. This increase resulted from the acquisition of MCA (see note 3(f) to our interim consolidated financial statements).

Customer reserves and security deposits as at March 31, 2005 were $75.9 million compared to $77.6 million as at December 31, 2004. Customer reserves and security deposits pertain exclusively to the payments business segment.

Shareholders’ equity as at March 31, 2005 was $181.3 million as compared to $176.7 million as at December 31, 2004.

Results of Operations

(Current and comparative figures have been reclassified to reflect the disposition of the U-Scan( self-checkout business which has been accounted for as discontinued operations.)

Three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004

Revenues from continuing operations increased by $27.1 million, from $10.3 million in the three-month period ended March 31, 2004 to $37.4 million in the three-month period ended March 31, 2005. The increase in revenues is due primarily to the following business acquisitions which were completed subsequent to March 31, 2004:

•	On April 6, 2004, Terra Payments amalgamated with a wholly-owned subsidiary of ours;
•	On July 1, 2004, we acquired National Processing Services LLC , a Detroit, Michigan-based registered Visa® and MasterCard® independent sales organization; and
•	On January 1, 2005, we acquired MCA.

Revenues for the three-month period ended March 31, 2005 include revenues from the payments business segment amounting to $25.1 million or 67% of total revenues and revenues from the hardware maintenance and repair outsourcing services business segment of $12.3 million or 33% of total revenues. For the three-month period ended March 31, 2004, $10.3 million or 100% of total revenues was attributed to the hardware maintenance and repair outsourcing services business segment.

Transaction processing and service costs increased by $14.6 million, from $7.3 million in the three-month period ended March 31, 2004 to $21.9 million in the three-month period ended March 31, 2005. The increase in transaction processing and service costs is due primarily to the business acquisitions as described above. Transaction processing costs attributable to the payments business segment were $12.2 million or 56% of total transaction processing and service costs. Service costs attributable to the hardware maintenance and repair outsourcing services business segment accounted for $9.7 million or 44% of total transaction processing and service costs. For the three-month period ended March 31, 2004, 100% of total transaction processing and service costs was attributed to the hardware maintenance and repair outsourcing services business segment. Transaction processing and service costs include the direct costs of providing such services, including interchange for the payments business segment and direct labour, freight charges, consumables and fleet costs for the hardware maintenance and repair outsourcing services business segment.

Amortization of intangibles pertaining to transaction processing and service costs increased by $0.8 million, from $0.2 million in the three-month period ended March 31, 2004 to $1.0 million in the three-month period ended March 31, 2005. The increase in amortization is due primarily to the intangible assets acquired from the various business acquisitions as described above.

Selling, general and administrative expenses increased by $4.6 million, from $5.3 million in the three-month period ended March 31, 2004 to $9.9 million in the three-month period ended March 31, 2005. The increase in selling, general and administrative expenses is due primarily to the business acquisitions as described above.

Stock-based compensation pertaining to selling, general and administrative is attributable to the accounting for the fair value of stock options granted in fiscal 2004. The total stock-based compensation expense for the three-month period ended March 31, 2005 was $1.9 million and is a non-cash expense. In the period ended March 31, 2004, no stock-based compensation was recorded as no stock options were previously granted which were subject to the fair value based method.

Research and development expenses increased by $0.6 million in the period from nil in the three-month period ended March 31, 2004. Research and development expenses pertain exclusively to the payments business segment and are comprised primarily of personnel-related expenditures associated with the development of new solutions and the enhancement of existing offerings.

Operating lease expenses increased by $0.2 million, from $0.7 million in the three-month period ended March 31, 2004 to $0.9 million in the three-month period ended March 31, 2005. The increase in operating lease expenses is due primarily to the business acquisitions as described above.

Amortization of property and equipment increased by $0.4 million, from $0.2 million in the three-month period ended March 31, 2004 to $0.6 million in the three-month period ended March 31, 2005. The increase in amortization is due primarily to the business acquisitions as described above.

Investment income increased by $0.5 million, from $0.2 million in the three-month period ended March 31, 2004 to $0.7 million in the three-month period ended March 31, 2005. The increase in investment income is due primarily to higher average cash balances as compared to the prior period.

The provision for income taxes was $1.2 million for the three-month period ended March 31, 2005 compared to a recovery of $0.3 million for the three-month period ended March 31, 2004. The provision in the current quarter includes the non-recognition of certain income tax benefits in our services segment, as well as the effect of non-deductible stock-based compensation in 2005 (see note 11 to our interim consolidated financial statements). In the three-month period ended March 31, 2004, we had no stock-based compensation. In addition, the adjustment to the income tax recovery in the comparable period ended March 31, 2004 consisted primarily of the non-recognition of certain losses arising in our services segment.

Our tax provision also includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise on the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains/losses do not impact earnings before income taxes. In the three-month period ended March 31, 2005, our income tax provision includes a future tax expense of $0.3 million related to unrealized foreign exchange compared to a nominal amount in the three-month period ended March 31, 2004.

With respect to the future income tax assets, we determined that it is more likely than not that we will earn sufficient taxable income during the allowable carry-forward period to fully realize the future income tax assets recorded as at March 31, 2005. Our ability to ultimately realize these future income tax assets is dependent upon future profitability within the allowable carry-forward period, thus creating sufficient taxable income to realize the benefit of these assets.

Net earnings for the three-month period ended March 31, 2005 was $0.0 million (or $0.00 per share (basic and diluted)), compared to net loss of $3.2 million for the three-month period ended March 31, 2004 (or $0.21 per share (basic and diluted)).

Underlying earnings from continuing operations before incomes taxes was $4.6 million for the three-month period ended March 31, 2005 compared to an underlying loss from continuing operations of $3.4 million for the three-month period ended March 31, 2004. We supplement our reporting of earnings (loss) from continuing operations before income taxes determined in accordance with Canadian and U.S. GAAP by reporting “underlying earnings (loss) from continuing operations before income taxes” as a measure of earnings (loss). In establishing this supplemental measure of earnings (loss), we exclude from earnings (loss) from continuing operations before income taxes those items which, in our opinion, are not reflective of our underlying core operations.

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

Underlying earnings (loss) from continuing operations before income taxes does not have a standardized meaning under Canadian or U.S. GAAP and therefore should be considered in addition to, and not as a substitute for, earnings (loss) from continuing operations before income taxes or any other amount determined in accordance with Canadian and U.S. GAAP. Our measure of underlying earnings (loss) from continuing operations before income taxes reflects management’s judgment in regard to the impact of particular items on our core operations, and may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars)
	Three months ended March 31,
	2005	2004
Earnings (loss) from continuing operations before income taxes	1,186	(3,579)
Add (deduct):
Stock-based compensation pertaining to selling, general and administrative expenses	1,895	-
Amortization of intangibles pertaining to transaction processing and service costs	1,028	182
Amortization of property and equipment	638	181
Foreign exchange gain	(110)	(153)

Underlying earnings (loss) from continuing operations before income taxes	4,637	(3,369)

Liquidity and Capital Resources

As at March 31, 2005, we had cash, cash equivalents, short-term investments and settlement assets of $186.2 million (including $21.3 million held as reserves and $0.8 million held in escrow) compared to $189.9 million (including $20.8 million held as reserves and $3.5 million held in escrow) at December 31, 2004. Working capital, excluding cash and short-term investments held as reserves and cash held in escrow as at March 31, 2005, was $70.1 million (December 31, 2004 - $65.1 million). As described above, a significant portion of cash, cash equivalents and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see Overview – Payments - Optimal Payments and FireOne Group). As at March 31, 2005, our cash, short-term investments and settlement assets position, net of bank indebtedness and customer reserves and security deposits, was $102.2 million (see Financial Condition above).

Operating activities generated $2.0 million of cash and cash equivalents in the three-month period ended March 31, 2005, compared to $2.3 million used in the three–month period ended March 31, 2004. The increase in cash generated was due primarily to the improvement in net earnings.

For the three-month period ended March 31, 2005, cash generated from financing activities was $2.7 million compared to $0.3 million used in the three-month period ended March 31, 2004. The increase is due primarily to proceeds of $2.9 million from the issuance of common shares on the exercise of options and warrants.

For the three–month period ended March 31, 2005, $33.5 million was generated from investing activities compared to $22.9 million generated in the three-month period ended March 31, 2004. The increase in cash generated from investing activities of $10.6 million is due primarily to an increase in proceeds from the maturity of short-term investments.

We believe that our cash and short-term investments will be adequate to meet our needs for at least the next 12 months.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, but are not limited to, statements about our future growth opportunities and future business prospects. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation of our company or any other person that the objectives and plans of our company will be achieved.

The following factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors discussed below may affect us to a greater extent than indicated. These risk factors are discussed in the context of the business as it existed at the date of this Form 10-Q. Risks related to our operations, including both the service and payments businesses are presented below under “RISKS RELATED TO OUR OPERATIONS”. Risks related specifically to our payments business are presented below under “RISKS RELATED TO OUR PAYMENT BUSINESS” and risks related specifically to our service business are presented below under “RISKS RELATED TO OUR SERVICE BUSINESS”. Except to the extent set forth below under “RISKS RELATED TO OUR OPERATION OF THE U-SCAN( SELF-CHECKOUT BUSINESS”, risk factors related to the self-checkout business, which we no longer operate have ceased to be relevant to us. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

When a consumer pays a merchant for goods or services using a credit card and the cardholder disputes the charge, the amount of the disputed item gets charged back to us and the credit card associations may levy fees against us. Chargebacks may arise from the unauthorized use of a cardholder's card number or from a cardholder's claim that a merchant failed to perform. Disputes may also arise when a consumer pays a merchant for goods or services using a check and the financial institution returns the check. In addition, if our chargeback or dispute rate becomes excessive, credit card and check clearing associations can also require us to pay fines and have done so in the past. There is no assurance that we will not be required to pay fines in the future and the amount of such fines may be material.

In turn, we attempt to recover from the merchant the amount charged back and the amount of such fines, however, we may not always be successful in doing so, for various reasons which could include merchant insolvency. We have taken measures to detect and reduce the risk of fraud, but cannot be assured of their total effectiveness.

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

Furthermore, in cases of fraud or disputes between consumers and merchants, we face chargebacks and disputes when consumers dispute items for which they have been billed. If our chargebacks or disputes become excessive, our processing suppliers could fine us or terminate our ability to accept credit cards or checks for payments. The termination of our relationship with credit card or check clearing associations or acquiring banks would limit our ability to provide transaction-processing services.

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

THE LEGAL STATUS OF INTERNET GAMING IS UNCERTAIN AND FUTURE REGULATION MAY MAKE IT COSTLY OR IMPOSSIBLE TO CONTINUE PROCESSING FOR GAMING MERCHANTS. As electronic commerce in general and most of the products and services that we offer are relatively new, the manner in which existing state, provincial, federal and foreign government regulations may be applied is uncertain and difficult to predict. Due to the relatively recent development of Internet gaming, there are few, if any,  laws or regulations that deal directly with the payment processing  for Internet gaming transactions.  In addition, the legal status of Internet gaming itself is uncertain. While some jurisdictions have taken the position that Internet gaming is legal and have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions, other jurisdictions have taken the opposite view and enacted legislation to attempt to restrict or prohibit Internet gaming. For example, in the United States for the past several years there have been conflicting efforts to clarify the status of Internet gaming. The impact of those efforts cannot be predicted. To date, no legislation on the subject has successfully passed the U.S. Congress and become law.  Moreover, the impact of enactment of Internet gaming legislation would not necessarily be immediately apparent. Among other things, any new law addressing the funding of Internet gaming likely would require implementing regulations in order to take full effect.  Those regulations may require some time to formulate and adopt. Should the United States government decide to enact legislation making the funding of Internet gaming activities by U.S. residents unlawful, it would have a significant negative impact on us. Since we derive a substantial portion of our revenue from processing transactions for licensed Internet gaming, we may be exposed to governmental investigations or lawsuits initiated by the public in jurisdictions where Internet gaming is restricted or prohibited. Any adverse findings or rulings rendered against us in such jurisdictions could have a material adverse effect on our business, revenues, operating results and financial condition. The present uncertainty also could affect us indirectly through the effect experienced by our clients and on their revenues and directly in the event that we are restricted from conducting our activities through, for example, a decision by banks through which we settle our clients' transactions to terminate their agreements with us or significantly increase the costs to us for their services, or further decisions by credit card issuing banks to reject Internet gaming transactions.

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

WE RELY ON STRATEGIC RELATIONSHIPS AND SUPPLIERS. We have established and will continue to establish relationships with strategic partners and suppliers to help supply, promote and distribute our products and services. We are dependent upon maintaining as well as creating these relationships with strategic partners and suppliers, especially strategic banking relationships. The credit card association members and financial institutions on whom we rely in order to process our electronic transactions have adopted guidelines for the processing of transactions, including Internet gaming transactions. We believe that our operations comply in all material respects with these guidelines. However, credit card association members and financial institutions could nonetheless decide in the future to refuse to process transactions for us or to process Internet gaming transactions generally. Any such decision, when made by a particular credit card association member or financial institution, could be implemented with little or no advance notice to us. Should we not be able to conclude alternative arrangements with other credit card association members or financial institutions within the delays imposed by any such termination, or at all, our ability to carry out payment transactions would be impaired and we may not then be able to continue to carry on our business.

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

WE OPERATE IN A COMPETITIVE MARKET FOR OUR PRODUCTS AND SERVICES. Potential competitors to our electronic commerce solutions include credit card association members, financial institutions, payment processors and other entities, any of which may have greater financial resources, an entrenched position in the market or greater brand recognition. These potential competitors may be able to require that their own technology, rather than the technology of others, including our own, be used in connection with their payment mechanisms. Competition is likely to intensify as our market develops and matures, which could result in price reductions, reduced margins or loss of market share.

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

WE MAY BE UNSUCCESSFUL IN OUR RECENTLY ANNOUNCED PROPOSED LISTING OF FIREONE GROUP PLC ON THE ALTERNATIVE INVESTMENT MARKET (“AIM”) OF THE LONDON STOCK EXCHANGE. On April 15, 2005, we announced our intention to sell a minority interest in a new subsidiary based in Dublin and incorporated in the Republic of Ireland, FireOne Group plc, through a listing on AIM. Completion of the listing is subject to a number of conditions, and we cannot assure you that it will occur as planned, if at all. If the proposed listing is completed, the trading value of our common stock following the listing may be less than the trading value of our common stock prior to the listing.

Planning and implementing the proposed listing of FireOne Group has required and will continue to require the dedication of significant management resources, and we have and will continue to incur incremental expenses related to the proposed listing. These efforts may disrupt our ongoing business activities. These factors could have an adverse affect on our results of operations or financial condition.

RISKS RELATED TO OUR SERVICES BUSINESS

The services business is subject to a number of risks, which, should they materialize, can have a material adverse effect on our business, revenues, operating results and financial condition, including those set forth below:

OUR CONTRACTS FOR SERVICES MAY NOT BE RENEWED OR MAY BE REDUCED. As is customary in the hardware services industry, we can experience reductions in our contract-based revenue, as customers may eliminate certain equipment or services from coverage under their contracts. We believe that the principal reasons for the loss of contract-based revenue are the replacement of the equipment being serviced with new equipment covered under a manufacturer's warranty, the discontinuance of the use of equipment being serviced for a customer due to obsolescence or a customer's determination (based on cost, quality and scope of services) to utilize a competitor's services or to move technical support services in house. There can be no assurance that we will be able to offset the reduction of contract-based revenue and maintain revenue growth through new contracts in the future. Any failure to enter into new contracts or add additional services and equipment to existing contracts could have a material adverse effect on our results.

WE RELY UPON CERTAIN CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR SERVICES REVENUES. Two customers accounted for approximately 14% and 12% of our year to date revenues from our services business, respectively. Any reduction in volume from any of these customers could have a material adverse effect on our services results.

OUR BUSINESS IS AFFECTED BY COMPUTER INDUSTRY TRENDS. Our future success is dependent upon (i) the continuation of a number of trends in the computer industry, including the migration by information technology end-users to multi-vendor and multi-system computing environments, the overall increase in the sophistication and interdependency of computing technology, and a focus by information technology managers on cost efficient management and (ii) our ability to diversify our services to meet the needs of clients with respect to these trends. We believe that these trends have resulted in a movement by both end-users and OEMs towards outsourcing and an increased demand for support service providers that have the ability to provide a broad range of multi-vendor support services. There can be no assurance that these trends will continue in the future.

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

RISKS RELATED TO OUR OPERATION OF THE U-SCAN( SELF-CHECKOUT BUSINESS

WE MAY BE SUBJECT TO ADDITIONAL LITIGATION STEMMING FROM OUR OPERATION OF THE U-SCAN( SELF-CHECKOUT BUSINESS. In 2004, we settled an action alleging that the U-Scan( self-checkout systems that we marketed infringed upon the claimant’s patent. A second party has sent demand letters to us alleging a different patent infringement (see Part II - Other Information; Item 1 – Legal Proceedings). We may in the future be subject to other litigation, which relates to our having carried on the self-checkout business. Litigation may be time consuming, expensive and distracting from the conduct of our current businesses, and the outcome of litigation is difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosures of market risk, as contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures

As of March 31, 2005 (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule

13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We received a demand letter in 1999, and again in February 2001 from the same party, alleging a patent infringement related to the U-Scan( self-checkout business that we were operating at that time. In March 2003, this party sent a third demand letter to us alleging infringement of additional patents. Although, after consultation with counsel, we believe that this claimant should not prevail if a lawsuit is brought to assert its claims and that the assertion of these claims will not have a material adverse effect on our business or prospects, no assurance can be given that a court will not find that the U-Scan( self-checkout system infringes upon such claimant’s rights. We sold our self-checkout business on April 8, 2004, and no longer market or sell the U-Scan( self-checkout system. Nevertheless, we remain responsible for this claim.

In connection with the sale of our U-Scan( self-checkout business on April 8, 2004 to Fujitsu Transaction Solutions Inc., orders were obtained from the Superior Court of Quebec permitting us to submit the sale to Fujitsu to our shareholders for approval in lieu of the originally proposed sale to NCR Corporation. NCR appealed these decisions in May 2004, but has since done nothing to advance its appeals. Although we believe that these appeals, if pursued by NCR, will not prevail, no assurance can be given that the Court of Appeal of Quebec would not overturn the Superior Court's decisions. Should NCR pursue and succeed in its appeal, it could result in a material adverse consequence to us. NCR has also delivered a notice of dispute under its now terminated purchase agreement alleging a breach by us of the non-solicitation provisions of that agreement. We believe that such allegations are without merit and intend to vigorously defend ourselves in any arbitration proceedings that may ensue. We believe that, even if NCR were successful in any such arbitration proceedings, it would not result in any material adverse consequence to us.

On March 11, 2005, and again on March 31, 2005, we received a letter from Fujitsu claiming recovery of expenses allegedly incurred and forecast by Fujitsu to be incurred in relation to the operation of our former U-Scan self-checkout business. After consultation with counsel, we believe that there is no basis for these claims and we intend to vigorously defend our position should Fujitsu initiate a lawsuit to assert its claims.

We are also party to litigation arising in the normal course of operations. We do not expect the resolution of such matters to have a materially adverse effect on our financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2005, we issued 393,043 common shares as a result of the exercise of warrants. The proceeds of approximately $2.9 million will be used for general corporate purposes. The holders of the warrants were not located in the United States and were not “U.S. Persons” within the meaning of Regulation S, and, accordingly, the issuances of common shares pursuant to the exercise of the warrant were not subject to the registration requirements of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

The registrant has nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

The registrant has nothing to report under this item.

Item 5.	Other Information

Reporting Status

We were a foreign private issuer under the rules and regulations of the Commission as of March 31, 2005. As in the past, we intend to voluntarily file annual reports on Form 10-K and quarterly reports on Form 10-Q.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 4, 2005	Optimal Group Inc.

By:           /s/ Neil S. Wechsler

Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

By:           /s/ Gary S. Wechsler

Gary S. Wechsler, Chief Financial Officer

(Principal Accounting Officer)