Form 10-Q
period 2005-08-08
OPTIMAL GROUP INC
filed 2005-08-09
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At August 5, 2005, the registrant had 22,914,766 Class “A” shares (without nominal or par value) outstanding.

OPTIMAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements of

(Unaudited)

OPTIMAL GROUP INC.

Six-month periods ended June 30, 2005 and 2004

(expressed in U.S. dollars)

OPTIMAL GROUP INC.

Consolidated Financial Statements

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in U.S. dollars)

Financial Statements

OPTIMAL GROUP INC.
Consolidated Balance Sheets
(Unaudited)
June 30, 2005 and December 31, 2004
(expressed in thousands of U.S. dollars)
	June 30,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$127,699	$62,937
Cash held as reserves	19,297	18,739
Cash held in escrow	816	3,536
Short-term investments	28,151	88,213
Short-term investments held as reserves	2,104	2,104
Settlement assets	16,910	14,375
Accounts receivable	6,780	7,121
Income taxes receivable and refundable investment tax credits	567	773
Inventory	1,653	1,953
Prepaid expenses and deposits	2,062	1,138
Future income taxes	2,482	–
Current assets from discontinued operations	1,487	2,845
	210,008	203,734

Long-term receivables (note 6)	3,529	3,666
Non-refundable investment tax credits	–	4,747
Property and equipment	5,068	4,462
Goodwill and other intangible assets (note 7)	111,537	68,525
Deferred compensation cost (note 4 (b))	1,279	1,807
Future income taxes	682	3,979
Other asset (note 3)	10,986	–
Long-term assets from discontinued operations	733	4,326

	$343,822	$295,246
Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness (note 8)	$6,056	$8,301
Customer reserves and security deposits	81,722	77,574
Accounts payable and accrued liabilities	23,776	24,219
Income taxes payable	8,126	403
Future income taxes	876	917
Current liabilities from discontinued operations	1,513	3,357
	122,069	114,771
Future income taxes	7,829	3,794
Non-controlling interest (note 3)	7,322	–

Shareholders' equity:
Share capital (note 9 (a))	191,184	184,191
Additional paid-in capital (note 9 (c))	12,732	10,557
Retained earnings (deficit)	4,170	(16,583)
Cumulative translation adjustment	(1,484)	(1,484)
	206,602	176,681
Contingencies (note 10)

	$343,822	$295,246
See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Operations
(Unaudited)
Periods ended June 30, 2005 and 2004
(expressed in thousands of U.S. dollars)
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenues	$40,576	$20,970	$74,674	$30,235

Expenses:
Transaction processing and service costs	20,745	12,723	40,086	20,600
Inventory write-downs pertaining to service costs	–	2,430	–	2,931
Amortization of intangibles pertaining to transaction processing and service costs	1,998	613	3,002	795
Selling, general and administrative	10,230	6,598	18,756	10,330
Stock-based compensation pertaining to selling, general and administrative (note 11)	2,839	1,934	4,734	1,934
Research and development	654	458	1,272	458
Operating leases	1,038	864	1,921	1,510
Restructuring costs	266	926	266	926
Amortization of property and equipment	528	608	1,067	789
Foreign exchange	783	101	716	(44)
Goodwill impairment (note 7)	1,515	–	1,515	–

(Loss) earnings from continuing operations before undernoted items	(20)	(6,285)	1,339	(9,994)
Investment income	802	378	1,498	566
Gain on sale of interest in FireOne (note 3)	30,578	–	30,578	–

Earnings (loss) from continuing operations before income taxes and non-controlling interest	31,360	(5,907)	33,415	(9,428)

Provision for (recovery of) income taxes (note 12)	4,762	308	5,917	(20)

Earnings (loss) from continuing operations before non-controlling interest	26,598	(6,215)	27,498	(9,408)

Non-controlling interest	230	–	230	–

Earnings (loss) from continuing operations	26,368	(6,215)	27,268	(9,408)

Loss from discontinued operations (notes 4 (a) (ii) and 4 (d))	(5,458)	(4,595)	(6,327)	(4,595)

(Loss) gain on disposal of net assets from discontinued operations (notes 4 (a) (ii) and 4 (d))	(188)	4,164	(188)	4,164

Net earnings (loss)	$20,722	$(6,646)	$20,753	$(9,839)

Weighted average number of shares:
Basic	22,776,991	21,702,051	22,603,421	18,337,833
Plus impact of stock options and warrants	2,282,986	–	2,093,284	506

Diluted	25,059,977	21,702,051	24,696,705	18,338,339

Earnings (loss) per share:
Continuing operations:
Basic	$1.16	$(0.29)	$1.21	$(0.51)
Diluted	1.05	(0.29)	1.10	(0.51)
Discontinued operations:
Basic	(0.25)	(0.02)	(0.29)	(0.02)
Diluted	(0.22)	(0.02)	(0.26)	(0.02)
Total:
Basic	0.91	(0.31)	0.92	(0.53)
Diluted	0.83	(0.31)	0.84	(0.53)

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Retained Earnings
(Unaudited)
Periods ended June 30, 2005 and 2004
(expressed in thousands of U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Deficit, beginning of period	$(16,552)	$(10,523)	$(16,583)	$(7,330)

Net earnings (loss)	20,722	(6,646)	20,753	(9,839)

Retained earnings (deficit), end of period	$4,170	$(17,169)	$4,170	$(17,169)

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)
Periods ended June 30, 2005 and 2004
(expressed in thousands of U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Cash flows from (used in) operating activities:
Net earnings (loss) from continuing operations	$26,368	$(6,215)	$27,268	$(9,408)
Adjustments for items not affecting cash:
Non-controlling interest	230	–	230	–
Stock-based compensation	2,839	1,934	4,734	1,934
Amortization	2,526	1,221	4,069	1,584
Goodwill impairment	1,515	–	1,515	–
Gain on sale of interest in FireOne	(30,578)	–	(30,578)	–
Loss on disposal of property and equipment	91	–	48	–
Foreign exchange	199	–	480	–
Inventory write-downs	–	2,430	–	2,931
Future income taxes	136	282	910	(46)
Net change in operating assets and liabilities (note 14(a))	5,795	(10,120)	3,356	(9,450)
	9,121	(10,468)	12,032	(12,455)
Cash flows from investing activities:
Purchase of property, equipment and intangible assets	(664)	(1,223)	(1,213)	(1,524)
Proceeds from sale of property, equipment and intangibles	29	–	69	–
Increase in short-term investments	–	(27,951)	–	(20,138)
Proceeds from sale of assets	518	–	518	–
Proceeds from maturity of short-term investments	23,798	83,106	60,062	83,106
Proceeds from note receivable	16	147	137	147
Proceeds from sale of interest in FireOne	44,146	–	44,146	–
Decrease in cash held in escrow	11	–	2,720	–
Cash acquired on acquisition of Terra	–	32,880	–	32,880
Payment of balance of sale on acquisition of NPS	–	–	(1,500)	–
Acquisition of MCA, including acquisition costs of $49 (note 4(f))	–	–	(2,689)	–
Acquisition of UBC, including acquisition costs of $277 (note 4(g))	(44,277)	–	(44,277)	–
Proceeds from sale of business, before repayment of purchase price adjustment in July 2004 (note 4(d))	–	35,000	–	35,000
Proceeds from disposal of EBS	–	3,975	–	3,975
Transaction costs	(4,427)	(1,028)	(4,427)	(1,378)
Acquisition of Systech Retail Systems (note 4(a))	–	(342)	–	(826)
	19,150	124,564	53,546	131,242
Cash flows used in financing activities:
Decrease in bank indebtedness	(2,090)	(106)	(2,245)	(370)
Proceeds from issuance of common shares	2,041	32	4,961	32
	(49)	(74)	2,716	(338)

Effect of exchange rate on cash and cash equivalents	(444)	(118)	(669)	(118)

Increase in cash and cash equivalents during the period	27,778	113,904	67,625	118,331

Net decrease in cash from discontinued operations	(921)	(2,812)	(2,863)	(4,306)

Cash and cash equivalents, beginning of period	100,842	7,145	62,937	4,212

Cash and cash equivalents, end of period	$127,699	$118,237	$127,699	$118,237

Supplemental disclosure of cash flow information (note 14) See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

1.	Interim financial information:

These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles (“GAAP”). The unaudited consolidated balance sheet as at June 30, 2005 and the unaudited consolidated statements of operations, retained earnings and cash flows for the periods ended June 30, 2005 and 2004 reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods. The results of operations and cash flows for any quarter are not necessarily indicative of the results or cash flows for an entire year. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 3 of the annual audited consolidated financial statements for the year ended December 31, 2004. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual audited consolidated financial statements of Optimal Group Inc. (the “Company”) as at and for the year ended December 31, 2004.

All amounts in the attached notes are unaudited unless specifically identified.

2.	Significant accounting policies:
	(a)	Discontinued operations:

As a result of the sale of the U.S. field maintenance service division, which includes Systech Retail Systems referred to in note 4 (a) (ii) and the sale of the U-Scan® self-checkout business referred to in note 4 (d), the results of these discontinued operations are included in the net earnings (loss), but are presented separately under discontinued operations for the current and prior periods.

(b)	Revenue recognition:

As a result of the business acquisitions and disposals referred to in note 4, the Company is engaged in payment services and provides hardware maintenance and repair outsourcing services.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

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

3.	FireOne Group plc:

In April 2005, the Company created FireOne Group plc (“FireOne”) and transferred to this newly-created, wholly-owned Irish subsidiary the net assets of the payments processing business related to online gaming previously held in Optimal Payments Inc. (formerly Terra Payments Inc.). On May 27, 2005, the Company completed the placing of 10 million ordinary shares of FireOne, representing a 20% interest, with UK institutional and other shareholders. The Company received gross proceeds of $44,146 (£24.1 million) as a result of this transaction. The shares were admitted for trading on the Alternative Investment Market (AIM) of the London Stock Exchange plc on June 2, 2005.

The Company recognized a gain on sale of its 20% interest in FireOne of $30,578 in the period ended June 30, 2005, net of transaction costs of $6,476. The non-controlling interest in these assets at the date of the transaction was $7,092.

As a result of the internal reorganization to transfer the payments processing business related to online gaming to FireOne, the Company incurred a tax charge of $13,732, of which approximately $2,400 represents taxes currently payable and the remainder represents the utilization of future tax assets and investment tax credits previously recognized. Taxes paid or incurred as a result of the transfer of net assets to FireOne have been recorded as an "Other asset" in the consolidated balance sheet, which will be recognized when the Company's interest in FireOne is transferred, by sale or otherwise, outside the consolidated group. In the period ended June 30, 2005, the Company amortized $2,746 of this asset as a future tax expense as a result of the sale of the Company’s 20% interest referred to above.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

4.	Business acquisitions and disposals:
	(a)	Systech Retail Systems:
		(i)	Acquisition:

On February 27, 2004, the Company acquired the hardware service division of Systech Retail Systems ("Systech"). The acquisition of Systech resulted in the recognition of goodwill primarily because of the Company’s strategy to re-establish a repair services business in the United States in light of the then anticipated sale of its U-Scan® self-checkout business.

The net assets acquired for cash were approximately $3,500, of which $2,639 were for the US operations of Systech and $826 was for the Canadian operations. The acquisition was accounted for using the purchase method and the results of Systech were consolidated with those of the Company from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(Audited)
Assets acquired:
Accounts receivable	$1,428
Inventory	750
Property and equipment	1,082
Prepaid expenses and deposits	65
Customer contract and customer relationships	612
Goodwill	4,258
8,195
Liabilities assumed
Accounts payable and accrued liabilities	1,441
Obligations under capital leases	808
Deferred revenue	2,481
4,730

Net assets acquired for cash	$3,465

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars.)

4.	Business acquisitions and disposals (continued):
	(a)	Systech Retail Systems (continued):
		(ii)	Sale of U.S. operations:

On June 30, 2005, the Company sold the net assets relating to the U.S. operations of Systech, mainly inventory and customer contracts, for a cash consideration of $777. The purchase may be subject to post-closing adjustments. The decision to sell the U.S. operations was based on the Company's strategy to focus efforts on its maintenance service business in Canada. The following summarizes the book value of the assets and liabilities at June 30, 2005 relating to the operations sold by the Company:

Current assets:
Inventory	$743
Receivables	12
755

Long-term assets:
Property and equipment	67
Customer contracts and customer relationships	143
210

Net assets sold	965

Proceeds from sale	777

Net loss on sale of net assets	$188

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars.)

4.	Business acquisitions and disposals (continued):
	(a)	Systech Retail Systems (continued):
(ii) Sale of U.S. operations (continued):

The results of operations of this business for the three and six-month periods ended June 30, 2005 and 2004 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenue	$1,713	$3,072	$5,008	$4,088

Expenses:
Service costs	2,612	2,802	6,108	3,634
Selling, general and administrative	605	984	1,134	1,145
Operating leases	91	257	149	344
Restructuring costs	–	399	–	399
Amortization of property, equipment and intangibles	73	48	195	49
Goodwill impairment	3,790	–	3,790	–
Foreign exchange gain	–	(12)	(41)	(18)
	7,171	4,478	11,335	5,553

Net loss from discontinued operations	$(5,458)	$(1,406)	$(6,327)	$(1,465)

The results of operations include management assumptions and adjustments related to cost allocations which are inherently subjective.

(b)	Terra Payments Inc.:

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

4.	Business acquisitions and disposals (continued):
	(b)	Terra Payments Inc. (continued):

The agreement provided for a stock-for-stock merger in which 0.4532 of the Company's common shares were exchanged for each share of Terra. The total purchase price of $66,005 was paid through the issuance by the Company of 7,242,168 Class A shares, the acquisition of outstanding options and warrants issued by Terra and transaction costs incurred by the Company.

The acquisition was accounted for using the purchase method and the results of Terra were consolidated with those of the Company from the date of acquisition. The following table presents the estimated fair value of the assets and liabilities assumed from Terra on April 6, 2004:

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

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

The Company assumed 1,587,058 stock options and warrants having a fair value of $5,877, or a weighted average of $3.70 per share, relating to the Terra outstanding stock options and warrants. This also represents 0.4532 stock option or warrant of the Company for each stock option or warrant of Terra. The fair value of the vested stock options and warrants of $3,202 is included in the purchase consideration. The remaining $2,675, representing the fair value of the unvested stock options, is recorded as deferred compensation cost and is being amortized over the vesting periods. For the six months ended June 30, 2005, $527 was amortized as stock-based compensation in the consolidated statements of operations. As at June 30, 2005, the unamortized deferred compensation cost is $1,279 (December 31, 2004 - $1,807).

The fair values were determined using the Black-Scholes option pricing model using the following weighted average assumptions:

Expected volatility	69.8%
Expected life in years	2.9
Risk-free interest rate	2%
Expected dividend rate	0%

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

4.	Business acquisitions and disposals (continued):
	(c)	Supplementary information:

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

Three months ended June 30,	Six months ended June 30,
2004	2004

Pro forma revenues	$37,183	$47,464
Pro forma loss	(7,000)	(10,190)
Pro forma diluted loss per share	(0.32)	(0.56)

The consolidated results of operations for the three months and six months ended June 30, 2005 already include those of Terra.

(d)	Sale of U-Scan® self-checkout business:

Effective April 8, 2004, the Company sold its U-Scan® self-checkout business to Fujitsu Transaction Solutions Inc. (“Fujitsu”), including all related tangible assets, intellectual property rights, and obligations, for $35,000 in cash plus the assumption of liabilities. Fujitsu funded the payment of a termination fee owed by the Company to NCR Corporation ("NCR") as a result of the termination of their offer to purchase the self-checkout business. In July 2004, the Company paid an amount of $4,806 to Fujitsu due to purchase price adjustments mainly attributed to there being less net assets sold to Fujitsu as the Company collected a large portion of the accounts receivable and realized the cash thereon in advance of the sale. Thus, the net proceeds realized on the sale to Fujitsu were $30,194.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

4.	Business acquisitions and disposals (continued):
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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

4.	Business acquisitions and disposals (continued):
(d) Sale of U-Scan® self-checkout business (continued):

The results of operations of this business for the three and six-month periods ended June 30, 2004 were as follows:

Three months ended June 30,	Six months ended June 30,
2004	2004

Systems and hardware service revenue	$735	$10,870
Cost of sales	1,038	6,929
	(303)	3,941

Expenses:
Selling, general and administrative	2,831	5,968
Amortization	55	664
Operating leases	–	237
Research and development	–	202
	2,886	7,071

Net loss from discontinued operations	$(3,189)	$(3,130)

The results of operations include management assumptions and adjustments related to cost allocations which are inherently subjective.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

4.	Business acquisitions and disposals (continued):
	(e)	Acquisition of National Processing Services LLC:

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at date of acquisition:

(Audited)
Assets acquired:
Cash	$126
Accounts receivable	4
Inventory	37
Property and equipment	21
Prepaid expenses and deposits	12
Customer relationships	3,523
Supplier contract	597
Goodwill	10,818
15,138

Liabilities assumed:
Accounts payable and accrued liabilities	6

Net assets acquired	$15,132

Consideration:
Cash	$13,500
Transaction costs	132
Balance of sale, due July 2005	1,500

$15,132

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

4.	Business acquisitions and disposals (continued):
	(f)	Acquisition of Merchant Card Acceptance Corp.:

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

4.	Business acquisitions and disposals (continued):
	(g)	Acquisition of United Bank Card Inc. ("UBC"):

On May 6, 2005, Optimal Payments Corp., a wholly-owned subsidiary of Optimal Group Inc., acquired a merchant portfolio from UBC, a payment and transaction processor that serves primarily card-present merchants nationwide.

The assets were acquired for cash of $44,277. The transaction was accounted for by the Company as an acquisition of assets.

The following table summarizes the estimated fair value of the assets acquired at date of acquisition. The Company is in the process of finalizing the valuation of the net assets acquired, thus, the allocation of the purchase price is subject to final modifications.

Assets acquired:
Customer relationships	$43,777
Customer service agreement	500

Net assets acquired for cash	$44,277

Pursuant to the agreement, UBC shall guarantee the Company a certain minimum contribution margin applicable to each of the fifteen quarters following the closing date. UBC is required to maintain an irrevocable revolving standby letter of credit in the amount of $10,000 to serve as collateral for the above guarantee. This amount will be reduced at a rate of 17.5% per year until the contract period expires. In addition, UBC’s shareholder has provided a personal guarantee of $2,500 as additional security for maintaining the minimum contribution margin under the agreement. UBC will continue to perform certain customer service obligations at no cost for a period of two years, for a fixed monthly fee per merchant in the third year and for a fee to be negotiated thereafter.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

5.	Cash and short-term investments held as reserves, settlement assets, and customer reserves and

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

6.	Long-term receivables:

Included in long-term receivables is the net present value of an interest-free note received on the sale of the assets of a division of Terra in fiscal 2002. The repayment terms require monthly payments equal to 10% of the debtor’s sales.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

7.	Goodwill and other intangible assets:

			June 30,
			2005
	Gross carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$54,457	$141	$54,316
Customer contracts and customer relationships	56,277	4,065	52,212
Acquired technology	4,520	1,130	3,390
Supplier contract	1,376	215	1,161
Customer service agreements	500	42	458

	$117,130	$5,593	$111,537

As a result of the sale of the net assets of the U.S. services operations referred to in note 4 (a) (ii), an impairment loss of $1,515 was recognized by the Company to write down goodwill related to one of the remaining services operations to its estimated fair value. The write-down was calculated based on the present value of future cash flows expected to be generated from the division.

			December 31,
			2004
	Gross carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$53,290	$141	$53,149
Customer contracts and customer relationships	12,499	1,807	10,692
Acquired technology	4,520	678	3,842
Supplier contract	786	498	288
Customer service agreements	597	43	554

	$71,692	$3,167	$68,525

8.	Bank indebtedness:

The Company has credit facilities in the amount of approximately CA$11,600, which can be utilized in the form of loans, bankers' acceptances or letters of guarantees. At June 30, 2005, the Company utilized $6,056 of the facilities in borrowings and $489 (CA$600) through the issuance of letters of guarantee. The borrowings are due on demand and bear interest either at the bank's prime rate, the market rate for bankers' acceptances plus an acceptance fee of 0.75% per annum or between 115 and 135 basis points on the bank’s prime rate, depending on the form of the facility utilized. The facilities are secured by a first ranking moveable hypothec on certain short-term investments.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

9.	Share capital and additional paid-in capital:
(a) Issued and outstanding share capital was as follows:

	June 30, 2005		December 31, 2004
	Number	Book value	Number	Book value
			(Audited)

Common shares	22,914,766	$191,184	22,251,097	$184,191

Changes in the issued and outstanding share capital were as follows:

		Book
	Number	value

Balance, December 31, 2004	22,251,097	$184,191

Exercise of stock options	67,133	727
Exercise of warrants	596,536	6,266

Balance, June 30, 2005	22,914,766	$191,184

The amounts credited to share capital from the exercise of stock options and warrants in the three months ended June 30, 2005 include a cash consideration of $2,041, as well as an ascribed value from additional paid-in capital of $878 (cash consideration of $4,961 and an ascribed value of $2,032 for the six months ended June 30, 2005).

(b)	Stock options and warrants:
	(i)	Optimal Group Inc.:

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

9.	Share capital and additional paid-in capital (continued):
	(b)	Stock options and warrants (continued):
		(i)	Optimal Group Inc. (continued):

Details of the outstanding stock options are as follows:

		Exercise price
	Number	per share

Balance, December 31, 2004	4,586,926	$7.10
Granted	–	–
Expired/cancelled	(11,667)	(7.10)
Exercised	(35,369)	(7.10)

Balance, June 30, 2005	4,539,890	$7.10

(ii)	Terra Payments Inc.:

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

Details of the outstanding stock options under the Terra plan are as follows:

	U.S. dollar exercise price		Canadian dollar exercise price

			Weighted average
	Exercise price		exercise price
	Number	per share	Number	per share

Balance, December 31, 2004	217,451	$7.43	534,083	$14.34
Expired/cancelled	–	–	(5,593)	(67.16)
Exercised	–	–	(31,764)	(6.88)

Balance, June 30, 2005	217,451	$7.43	496,726	$14.22

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

9.	Share capital and additional paid-in capital (continued):
	(b)	Stock options and warrants (continued):
		(ii)	Terra Payments Inc. (continued):

As at December 31, 2004 and June 30, 2005, there were 728,944 and 132,408 warrants outstanding, respectively, with a weighted average exercise price of CA$9.38 and CA$7.67, respectively, and expiring on dates up to March 2008.

There are 30,365 options and warrants that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period ended June 30, 2005.

(iii)	FireOne:

FireOne has established a restricted stock unit plan whereby eligible individuals are awarded rights to receive ordinary shares in FireOne for a nominal consideration. The plan is administered by FireOne’s remuneration committee. Awards are made to eligible individuals at the discretion of the remuneration committee, vest in accordance with a specified vesting schedule and terminate ten years from date of award.

In May 2005, FireOne made an initial award of 2,443,750 restricted stock units to employees, officers and directors of FireOne and the Company. These units vest as follows: one-third on the 90th day following FireOne’s admission on AIM, one-third on the first anniversary of their award and one-third on the second anniversary of their award. The Company recorded stock-based compensation of $953 in the period ended June 30, 2005 in connection with the grant of these restricted stock units. Stock-based compensation was determined using the fair value method, based on the estimated fair value of FireOne at the time of grant of the restricted stock units. Management engaged external valuators in determining the fair value of FireOne.

FireOne has also established a stock option plan for employees, directors and officers, which is also administered by the remuneration committee of FireOne. The number of options as well as vesting and performance requirements, if any, are set by the remuneration committee. The exercise price for stock option grants will be based on the average market price of FireOne's ordinary shares for the five preceding days from the date of grant. In general, options will expire seven years from date of grant. No options were granted by FireOne in the period ended June 30, 2005.

Grants under the restricted stock unit plan and the stock option plan are limited to 2.5% of the issued share capital of FireOne to any individual and to 10% of the total issued share capital of FireOne.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

9.	Share capital and additional paid-in capital (continued):
	(c)	Additional paid-in capital:

Changes in additional paid-in capital were as follows:

Balance, December 31, 2004	$10,557
Stock-based compensation from amortization of compensation cost related to stock options and restricted stock units (note 11)	4,207
Ascribed value credited to share capital from exercise of stock options
and warrants (note 9 (a))	(2,032)

Balance, June 30, 2005	$12,732

10.	Contingencies:
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

(b)

In connection with the sale of the U-Scan® self-checkout business on April 8, 2004 to Fujitsu, orders were obtained from the Superior Court of Quebec permitting the Company to submit the sale to Fujitsu to the Company's shareholders for approval in lieu of the originally proposed sale to NCR. In May 2004, NCR appealed these decisions. NCR had also delivered a notice of dispute under its now terminated purchase agreement alleging a breach of the non-solicitation provisions of that agreement. NCR has discontinued its appeal of these decisions without any payment by the Company. No provision has ever been made in the Company's financial statements with respect to such claims.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

10.	Contingencies (continued):
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

(f)

In the sale or other disposition of assets out of the ordinary course of business, in addition to possible indemnification relating to failure to perform covenants and breach of representations and warranties, the Company might agree to indemnify against claims from its past conduct of its business. Typically, the term and amount of such indemnification will be limited by agreement. The nature of these indemnification agreements prevents the Company from estimating the maximum potential liability that could be required to pay to guaranteed parties. Accordingly, no provision has been made in these financial statements with respect to this item.

11.	Stock-based compensation:

Stock-based compensation expense in the consolidated statements of operations was comprised of:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004

Amortization related to options granted in 2004	$1,627	$1,634	$3,254	$1,634
Amortization related to restricted share unit plan	953	–	953	–
Amortization of deferred compensation (note 4 (b))	259	300	527	300

	$2,839	$1,934	$4,734	$1,934

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

12.	Income taxes:

The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Earnings (loss) from continuing operations before income taxes	$31,360	$(5,907)	$33,415	$(9,428)

Combined Canadian federal and Quebec provincial income taxes at 31% (2004 - 31%)	$9,729	$(1,831)	$10,365	$(2,922)
Foreign exchange (1)	(206)	(4)	79	21
Utilization of previously unrecognized tax assets	(8,455)	–	(8,455)	–
Benefits of losses not recorded	1,630	1,479	1,521	2,244
Stock-based compensation not deductible for tax	881	512	1,468	512
Goodwill impairment	575	–	575	–
Permanent differences and other	608	152	364	125
Income tax provision (recovery) of continuing operations	$4,762	$308	$5,917	$(20)

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

The provision for (recovery) of income taxes of continuing operations is composed of the following:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Current income taxes	$4,626	$26	$5,007	$26
Future income taxes	136	282	910	(46)

	$4,762	$308	$5,917	$(20)

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

13.	Segmented information:

As a result of the FireOne placing referred to in note 3, the Company now operates in three segments, namely payment processing services gaming and non-gaming, and hardware maintenance and repair outsourcing services. Previously, the Company operated in two segments, namely payment processing and hardware maintenance and repair outsourcing services. Comparative figures have been reclassified to conform with this new presentation. Management measures the results of operations based on segment income before income taxes adjusted for certain non-cash and non-recurring items provided by each business segment.

Previously, the Company also developed and sold automated transaction products designed for use in the retail sector and provided related hardware and software maintenance. As a result of the sale of the U-Scan® self-checkout business, this segment has been reclassified as discontinued operations.

(a)	Information on the operating segments is as follows:

			Hardware
			maintenance
	Payment services		and repair
	Gaming non-gaming		services	Eliminations	Consolidated
Three months ended June 30, 2005:
Revenues	$17,526	$15,911	$8,539	$(1,400)	$40,576
Transaction processing and service costs	7,236	7,550	6,795	(836)	20,745
Selling, general and administration	2,543	5,732	2,519	(564)	10,230
Stock-based compensation	465	2,001	373	–	2,839
Research and development	450	204	–	–	654
Operating leases	88	255	695	–	1,038
Restructuring costs	–	–	266	–	266
Amortization	244	1,882	400	–	2,526
Foreign exchange	(3)	326	460	–	783
Goodwill impairment	–	–	1,515	–	1,515
Investment income	(38)	(456)	(308)	–	(802)
Provision for income taxes	2,384	2,378	–	–	4,762
Non-controlling interest	230	–	–	–	230
Net earnings (loss) from continuing operations	3,927	(3,961)	(4,176)	–	(4,210)
Net earnings (loss)	3,927	(3,961)	(9,822)	–	(9,856)

Three months ended June 30, 2004:
Revenues	$9,138	$3,313	$9,074	$(555)	$20,970
Transaction processing and service costs	3,892	1,507	7,879	(555)	12,723
Inventory write-downs pertaining to service cost	–	–	2,430	–	2,430
Selling, general and administration	1,734	2,675	2,189	–	6,598
Stock-based compensation	201	1,158	575	–	1,934
Research and development	356	102	–	–	458
Operating leases	89	102	673	–	864
Restructuring costs	–	76	850	–	926
Amortization	227	628	366	–	1,221
Foreign exchange	–	214	(113)	–	101
Investment income	(64)	(122)	(192)	–	(378)
Provision for income taxes	1,091	(783)	–	–	308
Net earnings (loss) from continuing operations	1,612	(2,244)	(5,583)	–	(6,215)
Net earnings (loss)	1,612	(2,244)	(6,014)	–	(6,646)

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

13.	Segmented information:
	(a)	(Continued):

			Hardware
			maintenance
	Payment services		and repair
	Gaming non-gaming		services	Eliminations	Consolidated
Six months ended June 30, 2005:
Revenues	$32,474	$26,839	$17,558	$(2,197)	$74,674
Transaction processing and service costs	13,501	14,337	13,881	(1,633)	40,086
Selling, general and administration	4,698	9,935	4,687	(564)	18,756
Stock-based compensation	666	3,441	627	–	4,734
Research and development	910	362	–	–	1,272
Operating leases	168	337	1,416	–	1,921
Restructuring costs	–	–	266	–	266
Amortization	485	2,731	853	–	4,069
Foreign exchange	1	538	177	–	716
Goodwill impairment	–	–	1,515	–	1,515
Investment income	(108)	(723)	(667)	–	(1,498)
Provision for income taxes	4,497	1,801	(381)	–	5,917
Non-controlling interest	230	–	–	–	230
Net earnings (loss) from continuing operations	7,426	(5,920)	(4,816)	–	(3,310)
Net earnings (loss)	7,426	(5,920)	(11,331)	–	(9,825)

Six months ended June 30, 2004
Revenues	$9,138	$3,313	$18,339	$(555)	$30,235
Transaction processing and service costs	3,892	1,507	15,756	(555)	20,600
Inventory write-downs pertaining to service cost	–	–	2,931	–	2,931
Selling, general and administration	1,734	2,675	5,921	–	10,330
Stock-based compensation	201	1,158	575	–	1,934
Research and development	356	102	–	–	458
Operating leases	89	102	1,319	–	1,510
Restructuring costs	–	76	850	–	926
Amortization	227	628	729	–	1,584
Foreign exchange	–	214	(258)	–	(44)
Investment income	(64)	(122)	(380)	–	(566)
Provision for income taxes	1,091	(783)	(328)	–	(20)
Net earnings (loss) from continuing operations	1,612	(2,244)	(8,776)	–	(9,408)
Net earnings (loss)	1,612	(2,244)	(9,207)	–	(9,839)

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

13.	Segmented information:
	(a)	(Continued):

The reconciliation of net earnings (loss) for reportable segments to net earnings for the three and six-month periods ended June 30, 2005 is as follows:

	Three months ended June 30,	Six months ended June 30,
	2005	2005

Net loss for reportable segments from continuing operations	$(4,210)	$(3,310)
Unallocated amounts:
Gain on sale on interest in FireOne	30,578	30,578

Earnings from continuing operations	26,368	27,268
Loss from discontinued operations	(5,458)	(6,327)
Loss on disposal of net assets from discontinued operations	(188)	(188)

Net earnings	$20,722	$20,753

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

13.	Segmented information (continued):
	(a)	(Continued):

			Hardware
			maintenance
	Payment services		and repair
	gaming	non-gaming	services	Consolidated

June 30, 2005

Total assets	$103,231	$151,718	$88,873	$343,822

Total additions to goodwill for the six
months ended June 30, 2005	–	2,775	–	2,775

Total additions to property and equipment and other intangibles for the six months ended June 30, 2005:
- through business acquisitions	$–	$45,201	$–	$45,201
- other	128	656	429	1,213

December 31, 2004

Total assets	$127,859	$59,975	$107,412	$295,246

Total additions to goodwill for the year
ended December 31, 2004	$22,249	$24,219	$467	$46,935

Total additions to property and equipment
and intangibles for the year ended
December 31, 2004:
- through business acquisitions	$2,345	$13,238	$344	$15,927
- other	17	1,247	1,522	2,786

(b)	Geographic information is as follows:

					Property and equipment,
	Revenues		Revenues		goodwill and intangibles
	Three months ended		Six months ended
	June 30,		June 30,		June 30,	December 31,
	2005	2004	2005	2004	2005	2004

Canada	$8,563	$7,383	$16,783	$14,341	$57,077	$54,423
United States	17,171	6,037	30,621	8,345	59,457	18,493
Other	14,842	7,550	27,270	7,549	71	71

	$40,576	$20,970	$74,674	$30,235	$116,605	$72,987

                    Revenues are attributed to countries based on the location of the customers.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

14.	Supplemental disclosure of cash flow information:
	(a)	Net change in operating assets and liabilities:

	three months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004

Accounts receivable	$270	$455	$342	$1,128
Inventory	(171)	63	(184)	(99)
Income taxes receivable and refundable investment tax credits receivable	256	(44)	206	(44)
Prepaid expenses and deposits	(263)	56	(967)	(199)
Accounts payable and accrued liabilities	278	(162)	(2,379)	252
Income taxes payable	5,283	–	5,283	–
Cash and short-term investments - held as reserves	(91)	(521)	(558)	(521)
Settlement assets	(5,593)	–	(2,535)	–
Customer reserves and security deposits	5,826	(9,967)	4,148	(9,967)

Net change in operating assets and liabilities	$5,795	$(10,120)	$3,356	$(9,450)

(b)	Cash paid for interest and income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Cash paid during the period for:
Interest	$25	$23	$48	$76
Income taxes	204	17	260	47

(c)	Cash and cash equivalents:

	June 30,	June 30,	December 31,
	2005	2004	2004
Cash and cash equivalents consist of:
Cash balances with banks	$68,964	$62,263	$59,232
Short-term investments interest at 2.94% to 3.21%(June 2004 - 0.94% to 4%; December 2004 - 1.4% to 2.4%)	58,735	55,974	3,705

	$127,699	$118,237	$62,937

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2005 and 2004

(expressed in thousands of U.S. dollars)

14.	Supplemental disclosure of cash flow information (continued):

(d)	Non-cash transactions:

	June 30,	June 30,
	2005	2004

FireOne transaction costs included in accounts payable and accrued liabilities	$2,049	–
Tax charge in connection with transfer of payments processing business related to online gaming to FireOne	13,732	–

15.	Canada/U.S. reporting differences:

The consolidated financial statements of the Company are prepared in accordance with Canadian GAAP, which conform, in all material respects, with those generally accepted in the United States. Differences between Canadian and U.S. GAAP in the presentation of the components of shareholders' equity are as follows:

	June 30, 2005		December 31, 2004
	Canadian	U.S.	Canadian	U.S.
	GAAP	GAAP	GAAP	GAAP
			(Audited)
Shareholders' equity:
Share capital	$191,184	$233,640	$184,191	$226,647
Additional paid-in capital	12,732	42,589	10,557	40,414
Retained earnings (deficit)	4,170	(66,609)	(16,583)	(87,362)
Cumulative translation adjustment	(1,484)	–	(1,484)	–
Accumulated other comprehensive loss	–	(3,018)	–	(3,018)

	$206,602	$206,602	$176,681	$176,681

16.	Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current period’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and consolidated results of operations of our company should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004, and the factors set forth below under “Forward-Looking Statements”. All dollar amounts are expressed in U.S. dollars and, other than those expressed in millions of dollars, have been rounded to the nearest thousand. Our accounting policies are in accordance with Canadian generally accepted accounting principals (“GAAP”). These differ in some respects from GAAP in the United States (“U.S. GAAP”). Our results are reconciled to U.S. GAAP; see note 15 to our interim consolidated financial statements. Any reference in this report to uniform resource locator (URL) website locations are inactive textual references only.

Overview

We are a leading payments and services company with operations throughout North America and the United Kingdom. Through Optimal Payments we process credit card payments for Internet businesses, mail-order/telephone-order and retail point-of-sale merchants, and process electronic checks and direct debits online and by phone. Through FireOne Group plc (“FireOne Group”) and its subsidiaries we process online gaming transactions through the use of credit and debit cards, electronic debit and through FirePay® (www.firepay.com), a leading stored-value, electronic wallet. FireOne Group offers FirePay for non-gaming purchases as well. Through Optimal Services Group, we provide repair depot and field maintenance services to retail, financial services and other third-party accounts.

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

We currently operate in three business segments; payment processing for small and medium-sized merchants, through Optimal Payments, payment processing for online gaming merchants through FireOne Group, and hardware maintenance and repair outsourcing services, through Optimal Services Group.

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

Optimal Payments processes credit card payments for card-not-present and card-present (or, “swipe”) transactions, including Internet businesses, mail-order/telephone-order (“MOTO”) merchants, and retail point-of-sale merchants. Optimal Payments also processes checks and direct debits online and by telephone. Optimal Payments employs approximately 175 people throughout North America and in London, England.

FireOne Group and its subsidiaries process online gaming transactions through the use of credit and debit cards, electronic debit and through FirePay®, a leading stored-value, electronic wallet. FireOne Group offers FirePay for non-gaming purchases as well. FireOne Group and its subsidiaries employ approximately 46 people in Dublin, Ireland and Montreal, Canada. FireOne Group and its subsidiaries began operations on May 11, 2005. Prior to this date, the activities relating to the processing of online gaming transactions were carried on within Optimal Payments.

Our payments businesses, Optimal Payments and FireOne Group, generate revenues primarily from fees charged to merchants for processing services, as well as, in the case of FireOne Group, from fees charged to consumers who utilize FireOne Group’s FirePay® Personal Account stored-value offering. Fees charged to merchants typically include a discount rate, based upon a percentage of the dollar amounts processed, and a variety of fixed transaction or service fees. Merchant fees charged are based upon the merchant’s volume and risk profile. Fees charged to FireOne Group’s FirePay consumers are based on a fixed amount per transaction. Revenue is recognized primarily at the time the transaction or service is performed. Where we are the primary party responsible for providing processing services, revenue is recorded on a gross basis and amounts paid to the acquiring processing supplier are recorded as part of our transaction processing expenses. FireOne Group’s revenues are recorded on a gross basis. Where Optimal Payments is not the primary party in providing a merchant with processing services, Optimal Payments records revenue net of amounts paid to the acquiring processing supplier. See note 2(b) to our interim consolidated financial statements.

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

Hardware Maintenance and Repair Outsourcing Services - Optimal Services Group

Optimal Services Group (‘‘OSG’’) offers its customers a single-source solution for many of their computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. OSG also provides multi-vendor parts repair, refurbishment and inventory management services as part of its logistics services portfolio. OSG delivers services through its repair depots located in the United States and Canada and an extensive field service organization maintained throughout Canada. OSG has approximately 571 employees located throughout Canada and in the United States.

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

Recent developments

On June 30, 2005, we sold the net assets relating to the U.S. field maintenance service operations of our hardware maintenance and repair outsourcing services business segment.

On June 2, 2005, FireOne Group commenced trading on the London Stock Exchange’s AIM Market under the ticker symbol “FPA” following the successful placing by Optimal Group of 10 million ordinary FireOne Group shares, representing 20% of FireOne Group’s issued and outstanding share capital. The placing price was 241 pence per share, resulting in gross proceeds to Optimal Group of 24.1 million British pounds (approximately $44 million). Optimal Group consolidates the financial results of FireOne Group and reports a non-controlling interest relating to the 20% interest in FireOne Group not owned by Optimal Group. See note 3 to our interim consolidated financial statements.

On May 11, 2005, the assets relating to the processing of online gaming transactions were transferred to FireOne Group and its subsidiaries.

On May 6, 2005, we acquired, from United Bank Card, Inc. (“UBC”), a portfolio of merchant processing for a cash consideration of approximately $44 million. The merchant accounts underlying the acquired portfolio represent approximately 15,500 merchant locations across the United States and over $1.5 billion in annual card-present credit and debit card processing volume. See note 4(g) to our interim consolidated financial statements.

In April 2005, we incorporated FireOne Group plc, an Irish-based subsidiary, and two other subsidiaries of FireOne Group to carry on the activities that relate to the processing of online gaming transactions through the use of credit and debit cards and through FirePay (www.firepay.com), a leading stored value, electronic wallet. We also announced our intention to sell a minority interest in FireOne Group through a listing on the London Stock Exchange's AIM Market.

On February 14, 2005, Optimal Services Group appointed Brian Sullivan as President. Mr. Sullivan has many years of experience within the global technology and service industries, including most recently as President and Chief Executive Officer of NCR Canada.

On January 1, 2005, Optimal Payments completed the acquisition of the operating assets of Merchant Card Acceptance Corp. and affiliated companies, Precision Management Consulting Inc. and Merchant Card Interactive Corp. (collectively, “MCA”) for approximately $3.7 million. MCA is an independent sales organization providing Canadian-based merchants with credit card and Interac PIN-based debit card acceptance. The purchase agreement provides for the purchase price to be increased by $0.8 million in the event that the business achieves specific financial targets. The acquisition is accounted for using the purchase method of accounting and the financial results are consolidated from the date of the acquisition. See note 4(f) to our interim consolidated financial statements.

Critical accounting policies and estimates

The accompanying interim consolidated financial statements have been prepared in accordance with Canadian GAAP. In the preparation of financial statements we are required to make numerous estimates and assumptions. Financial results as determined by actual events could differ from those estimates and assumptions, impacting our reported results of operations and financial position. Our significant accounting policies are more fully described in note 3 of our annual audited consolidated financial statements included in our Form 10-K Annual Report for the year ended December 31, 2004. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations and their application requires our most subjective judgment in making estimates about the effect of matters that are inherently uncertain.

Stock-based Compensation

Effective January 1, 2003, we adopted the fair value-based method to account for stock-based compensation and other stock-based payments. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting period. The fair value of stock options granted is determined at the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock units was based on a valuation prepared by an independent valuator.

Merchant Losses

When a consumer pays a merchant for goods or services and the consumer subsequently disputes the charge, the amount of the disputed item gets returned/charged back to us and the credit and debit card associations may levy fees against us. In addition, if our return/chargeback rate becomes excessive, the associations may levy a fee against us and may also require us to pay fines. In turn, we attempt to recover from the merchant the amount returned/charged back and the amount of such fines. However, we may not always be successful in doing so, for reasons which could include merchant insolvency. We evaluate the risk associated with each merchant and estimate our potential loss for returns/chargebacks based primarily on historical experience and other relevant factors.

Goodwill and Other Intangibles

Goodwill is not amortized but rather evaluated at least annually under an impairment approach. In our assessment of impairment, we are required to determine the fair value of the businesses acquired from which the goodwill originated.

Other intangible assets with finite lives continue to be amortized over their estimated useful lives. The amounts recorded as intangible assets at the date of acquisition represent the estimated fair value of these assets based on estimated future cash flows discounted at appropriate discount rates. For intangibles with finite lives, we estimate the fair value based on future cash flows to be generated from the related assets.

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

Financial Condition

As at June 30, 2005, cash, cash equivalents, short-term investments and settlement assets totaled $195.0 million (including $21.4 million held as reserves and $0.8 million held in escrow), compared to $189.9 million as at December 31, 2004 (including $20.8 million held as reserves and $3.5 million held in escrow). As already described, a significant portion of cash, cash equivalents and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see Overview – Optimal Payments and FireOne Group). Settlement assets result from timing differences in the settlement process of our payments segment. Settlement assets are typically funded to us within days from the transaction processing date. As at June 30, 2005 and December 31, 2004, our cash, short-term investments and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were as follows:

(in $000s)	June 30, 2005	December 31, 2004

Cash and cash equivalents	127,699	62,937
Cash held as reserves	19,297	18,739
Cash held in escrow	816	3,536
Short-term investments	28,151	88,213
Short-term investments held as reserves	2,104	2,104
Settlement assets	16,910	14,375
	194,977	189,904
Less:
Bank indebtedness	(6,056)	(8,301)
Customer reserves and security deposits	(81,722)	(77,574)

Net	107,199	104,029

Cash held in escrow represents a portion of the purchase price pertaining to the acquisition of assets of the hardware service business of RBA Inc. on September 30, 2003.

Our portfolio of liquid and investment grade short-term investments consists primarily of U.S. and Canadian dollar denominated discounted and undiscounted notes and bonds.

Working capital, excluding cash and short-term investments held as reserves and cash held in escrow, as at June 30, 2005 was $65.7 million (December 31, 2004 - $64.6 million).

Goodwill and other intangible assets increased by $43.0 million, from $68.5 million as at December 31, 2004 to $111.5 million as at June 30, 2005. This increase resulted from the acquisitions from MCA and UBC (see notes 4 (f) and 4 (g) to our interim consolidated financial statements).

Customer reserves and security deposits (as described above) as at June 30, 2005 were $81.7 million compared to $77.6 million as at December 31, 2004. Customer reserves and security deposits pertain exclusively to Optimal Payments ($19.0 million) and FireOne Group ($62.7 million).

Shareholders’ equity as at June 30, 2005 was $206.6 million as compared to $176.7 million as at December 31, 2004.

Results of Operations

(Current and comparative figures have been reclassified to reflect the April 2004 disposition of the U-Scan self-checkout business and the June 2005 sale of the U.S. field maintenance service operations which have been accounted for as discontinued operations.)

Six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004

Revenues from continuing operations increased by $44.5 million, from $30.2 million in the six-month period ended June 30, 2004 to $74.7 million in the six-month period ended June 30, 2005. The increase in revenues is due primarily to the following business acquisitions:

•	On April 6, 2004, Terra Payments amalgamated with a wholly-owned subsidiary of ours;
•	On July 1, 2004, Optimal Payments acquired National Processing Services LLC, a Detroit, Michigan-based registered Visa® and MasterCard® independent sales organization;
•	On January 1, 2005, Optimal Payments acquired the operating assets of MCA; and
•	On May 6, 2005, Optimal Payments acquired a portfolio of merchant processing from UBC.

Revenues for the six-month period ended June 30, 2005 include revenues from the Optimal Payments business segment amounting to $26.8 million, (including $2.2 million of revenue charged to the FireOne Group business segment), revenues from the FireOne Group business segment of $32.5 million and revenues from the hardware maintenance and repair outsourcing services business segment of $17.6 million. For the six-month period ended June 30, 2004, $11.9 million was attributed to the Optimal Payments business segment (which included the business now conducted by the FireOne Group business segment) and $18.3 million was attributed to the hardware maintenance and repair outsourcing services business segment.

Transaction processing and service costs increased by $19.5 million, from $20.6 million in the six-month period ended June 30, 2004 to $40.1 million in the six-month period ended June 30, 2005. The increase in transaction processing and service costs is due primarily to increased transaction processing activity as a result of the business acquisitions as described above. Transaction processing and service costs include the direct costs of providing such services, including interchange for the payments business segment and direct labour, freight charges, consumables and fleet costs for the hardware maintenance and repair outsourcing services business segment.

Amortization of intangibles pertaining to transaction processing and service costs increased by $2.2 million, from $0.8 million in the six-month period ended June 30, 2004 to $3.0 million in the six-month period ended June 30, 2005. The increase in amortization is due primarily to the intangible assets acquired from the various Optimal Payments business segment acquisitions as described above.

Selling, general and administrative (“SG&A”) expenses increased by $8.5 million, from $10.3 million in the six-month period ended June 30, 2004 to $18.8 million in the six-month period ended June 30, 2005. The increase in SG&A expenses is due primarily to the Optimal Payments business segment acquisitions as described above.

Stock-based compensation pertaining to SG&A expense is attributable to the accounting for the fair value of stock options and restricted stock units granted. Stock-based compensation expense for the six-month period ended June 30, 2005 increased by $2.8 million, from $1.9 million in the six-month ended June 30, 2004 to $4.7 million. The increase in stock-based compensation in the current period is as a result of (i) there being no stock options outstanding and therefore no corresponding compensation expense for the three-month period ended March 31, 2004 and (ii) $1.0 million of stock-based compensation relating to restricted share units granted by FireOne Group in the current period.

Research and development expenses increased by $0.8 million, from $0.5 million in the six-month period ended June 30, 2004 to $1.3 million. Research and development expenses for the six-month periods ended June 30, 2005 and 2004 pertain exclusively to the Optimal Payments business segment (which in the 2004 period included the business now conducted by the FireOne Group business segment) and are comprised primarily of personnel-related expenditures associated with the development of new payment processing solutions and the enhancement of existing offerings.

Operating lease expenses increased by $0.4 million, from $1.5 million in the six-month period ended June 30, 2004 to $1.9 million in the six-month period ended June 30, 2005. The increase in operating lease expenses is due primarily to the Optimal Payments business segment acquisitions as described above.

Amortization of property and equipment increased by $0.3 million, from $0.8 million in the six-month period ended June 30, 2004 to $1.1 million in the six-month period ended June 30, 2005. The increase in amortization is due primarily to the Optimal Payments business segment acquisitions as described above.

On June 30, 2005, we sold the net assets relating to the U.S. field maintenance service operations of our hardware maintenance and repair outsourcing services business segment. As a result of the sale, a goodwill impairment loss of $1.5 million was recorded in the current period to write down goodwill to its estimated fair value.

Investment income increased by $0.9 million, from $0.6 million in the six-month period ended June 30, 2004 to $1.5 million in the six-month period ended June 30, 2005. The increase in investment income is due primarily to higher average cash balances and increased interest rates as compared to the prior period.

The gain on the sale of our interest in FireOne Group of $30.6 million resulted from the disposition of 20% of Optimal Group’s ownership interest in FireOne Group. See note 3 to the interim consolidated financial statements.

The provision for income taxes was $5.9 million for the six-month period ended June 30, 2005 compared to a recovery of $0.02 million for the six-month period ended June 30, 2004. The increase in the provision is due to the improvement in our earnings. The significant components of the provision in the current period include the utilization of previously unrecognized tax assets as a result of the sale of 20% of our interest in FireOne, the non-recognition of certain income tax benefits in our hardware maintenance and repair outsourcing services business segment, as well as the effect of non-deductible stock-based compensation and goodwill impairment in 2005 (see note 12 to our interim consolidated financial statements). In the six-month period ended June 30, 2004, the income tax recovery was reduced by the non-recognition of certain losses arising in our hardware maintenance and repair outsourcing services business segment.

Net earnings for the six-month period ended June 30, 2005 were $20.8 million (or $0.84 per diluted share, compared to net loss of $9.8 million for the six-month period ended June 30, 2004 (or $0.53 per share).

Underlying earnings from continuing operations before incomes taxes and non-controlling interest were $14.1 million for the six-month period ended June 30, 2005 compared to an underlying loss from continuing operations before income taxes and non-controlling interest of $2.1 million for the six-month period ended June 30, 2004. We supplement our reporting of earnings (loss) from continuing operations before income taxes and non-controlling interest determined in accordance with Canadian and U.S. GAAP by reporting “underlying earnings (loss) from continuing operations before income taxes and non-controlling interest” as a measure of earnings (loss). In establishing this supplemental measure of earnings (loss), we exclude from earnings (loss) from continuing operations before income taxes and non-controlling interest those items which, in our opinion, are not reflective of our underlying core operations.

Examples of the type of items which are included in our earnings (loss) from continuing operations before income taxes and non-controlling interest as determined in accordance with Canadian and U.S. GAAP, but which are excluded in establishing underlying earnings (loss) from continuing operations before income taxes and non-controlling interest may include, but are not limited to restructuring charges, inventory write-downs, stock-based compensation, amortization of intangible assets, amortization of property and equipment, foreign exchange gains and losses, gain on sale of shares, income taxes, non-controlling interest and discontinued operations. Management believes that underlying earnings (loss) from continuing operations before income taxes and non-controlling interest is useful to investors as a measure of our earnings (loss) because it is, for us, a primary measure of our growth and performance, and provides a more meaningful reflection of underlying trends of our business.

Underlying earnings (loss) from continuing operations before income taxes and non-controlling interest does not have a standardized meaning under Canadian or U.S. GAAP and therefore should be considered in addition to, and not as a substitute for, earnings (loss) from continuing operations before income taxes and non-controlling interest or any other amount determined in accordance with Canadian and U.S. GAAP. Our measure of underlying earnings (loss) from continuing operations before income taxes and non-controlling interest reflects management’s judgment in regard to the impact of particular items on our core operations, and may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars)
	Six months ended June 30,
	2005	2004
Earnings (loss) from continuing operations before income taxes and non-controlling interest	$33,415	$(9,428)
Add (deduct):
Gain on sale of interest in FireOne	(30,578)	—
Goodwill impairment	1,515	—
Restructuring costs	266	926
Inventory write-downs	—	2,931
Stock-based compensation pertaining to selling, general and administrative expenses	4,734	1,934
Amortization of intangibles pertaining to transaction processing and service costs	3,002	795
Amortization of property and equipment	1,067	789
Foreign exchange loss (gain)	716	(44)

Underlying earnings (loss) from continuing operations before income taxes and non-controlling interest	$14,137	$(2,097)

Three-month period ended June 30, 2005 compared to the three-month period ended June 30, 2004

Revenues from continuing operations increased by $19.6 million, from $21.0 million in the three-month period ended June 30, 2004 to $40.6 million in the three-month period ended June 30, 2005. The increase in revenues is due primarily to the following business acquisitions:

•	On April 6, 2004, Terra Payments amalgamated with a wholly-owned subsidiary of ours;
•	On July 1, 2004, Optimal Payments acquired National Processing Services LLC, a Detroit, Michigan-based registered Visa® and MasterCard® independent sales organization;
•	On January 1, 2005, Optimal Payments acquired the operating assets of MCA; and
•	On May 6, 2005, Optimal Payments acquired a portfolio of merchant processing from UBC.

Revenues for the three-month period ended June 30, 2005 include revenues from the Optimal Payments business segment amounting to $15.9 million (including $1.4 million of revenue charged to the FireOne Group business segment), revenues from the FireOne Group business segment of $17.5 million and revenues from the hardware maintenance and repair outsourcing services business segment of $8.5 million. For the three-month period ended June 30, 2004, $11.9 million or 57% of total revenues was attributed to the Optimal Payments business segment (which included the business now conducted by the FireOne Group business segment) and $9.1 million or 43% of total revenues was attributed to the hardware maintenance and repair outsourcing services business segment.

Transaction processing and service costs increased by $8.0 million, from $12.7 million in the three-month period ended June 30, 2004 to $20.7 million in the three-month period ended June 30, 2005. The increase in transaction processing and service costs is due primarily to increased transaction processing activity as a result of the business acquisitions as described above. Transaction processing and service costs include the direct costs of providing such services, including interchange for the payments business segment and direct labour, freight charges, consumables and fleet costs for the hardware maintenance and repair outsourcing services business segment.

Amortization of intangibles pertaining to transaction processing and service costs increased by $1.4 million, from $0.6 million in the three-month period ended June 30, 2004 to $2.0 million in the three-month period ended June 30, 2005. The increase in amortization is due primarily to the intangible assets acquired from the various Optimal Payments business segment acquisitions as described above.

SG&A expenses increased by $3.6 million, from $6.6 million in the three-month period ended June 30, 2004 to $10.2 million in the three-month period ended June 30, 2005. The increase in SG&A expenses is due primarily to the Optimal Payments business segment acquisitions as described above.

Stock-based compensation pertaining to SG&A expense is attributable to the accounting for the fair value of stock options granted. Stock-based compensation expense for the three-month period ended June 30, 2005 increased by $0.9 million, from $1.9 million in the three-month period ended June 30, 2004 to $2.8 million. The increase in stock-based compensation in the current period is as a result of $1.0 million of stock-based compensation relating to restricted share units granted by FireOne Group.

Research and development expenses increased by $0.2 million, from $0.5 million in the three-month period ended June 30, 2004 to $0.7 million. Research and development expenses for the three-month periods ended June 30, 2005 and 2004 pertain exclusively to the Optimal Payments business segment (which in the 2004 period included the business now conducted by the FireOne Group business segment) and are comprised primarily of personnel-related expenditures associated with the development of new payment processing solutions and the enhancement of existing offerings.

Operating lease expenses increased slightly by $0.1 million, from $0.9 million in the three-month period ended June 30, 2004 to $1.0 million in the three-month period ended June 30, 2005.

Amortization of property and equipment decreased by $0.1 million, from $0.6 million in the three-month period ended June 30, 2004 to $0.5 million in the three-month period ended June 30, 2005.

On June 30, 2005, we sold the net assets relating to the U.S. field maintenance service operations of our hardware maintenance and repair outsourcing services business segment. As a result of the sale, a goodwill impairment loss of $1.5 million was recorded in the current period to write down goodwill to its estimated fair value.

Investment income increased by $0.4 million, from $0.4 million in the three-month period ended June 30, 2004 to $0.8 million in the three-month period ended June 30, 2005. The increase in investment income is due primarily to increased interest rates as compared to the prior period.

The gain on the sale of our interest in FireOne Group of $30.6 million resulted from the disposition of 20% of Optimal Group’s ownership interest in FireOne Group. See note 3 to the interim consolidated financial statements.

The provision for income taxes was $4.8 million for the three-month period ended June 30, 2005 compared to a provision of $0.3 million for the three-month period ended June 30, 2004. The increase in the provision is due to the improvement in our earnings. The significant components of the provision in the current period include  the utilization of previously unrecognized tax assets as a results of the sale of 20% of our interest in FireOne Group, the non-recognition of certain income tax benefits in our hardware maintenance and repair outsourcing services business segment, as well as the effect of non-deductible stock-based compensation and goodwill impairment in 2005 (see note 12 to our interim consolidated financial statements). In the three-month period ended June 30, 2004, the income tax provision reflects the non-recognition of certain losses arising in our hardware maintenance and repair outsourcing services business segment.

Net earnings for the three-month period ended June 30, 2005 were $20.7 million (or $0.83 per diluted share, compared to net loss of $6.6 million for the three-month period ended June 30, 2004 (or $0.31 per share).

Underlying earnings from continuing operations before incomes taxes and non-controlling interest were $8.7 million for the three-month period ended June 30, 2005 compared to underlying earnings from continuing operations before income taxes and non-controlling interest of $0.7 million for the three-month period ended June 30, 2004. We supplement our reporting of earnings (loss) from continuing operations before income taxes and non-controlling interest determined in accordance with Canadian and U.S. GAAP by reporting “underlying earnings (loss) from continuing operations before income taxes and non-controlling interest” as a measure of earnings (loss). In establishing this supplemental measure of earnings (loss), we exclude from earnings (loss) from continuing operations before income taxes and non-controlling interest those items which, in our opinion, are not reflective of our underlying core operations.

Examples of the type of items which are included in our earnings (loss) from continuing operations before income taxes and non-controlling interest as determined in accordance with Canadian and U.S. GAAP, but which are excluded in establishing underlying earnings (loss) from continuing operations before income taxes and non-controlling interest may include, but are not limited to, restructuring charges, inventory write-downs, stock-based compensation, amortization of intangible assets, amortization of property and equipment, foreign exchange gains and losses, gain on sale of shares, income taxes, non-controlling interest and discontinued operations. Management believes that underlying earnings (loss) from continuing operations before income taxes and non-controlling interest is useful to investors as a measure of our earnings (loss) because it is, for us, a primary measure of our growth and performance, and provides a more meaningful reflection of underlying trends of our business.

Underlying earnings (loss) from continuing operations before income taxes and non-controlling interest does not have a standardized meaning under Canadian or U.S. GAAP and therefore should be considered in addition to, and not as a substitute for, earnings (loss) from continuing operations before income taxes and non-controlling interest or any other amount determined in accordance with Canadian and U.S. GAAP. Our measure of underlying earnings (loss) from continuing operations before income taxes and non-controlling interest reflects management’s judgment in regard to the impact of particular items on our core operations, and may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars)
	Three months ended June 30,
	2005	2004
Earnings (loss) from continuing operations before income taxes and non-controlling interest	$31,360	$(5,907)
Add (deduct):
Gain on sale of interest in FireOne	(30,578)	—
Goodwill impairment	1,515	—
Restructuring costs	266	926
Inventory write-downs	—	2,430
Stock-based compensation pertaining to selling, general and administrative expenses	2,839	1,934
Amortization of intangibles pertaining to transaction processing and service costs	1,998	613
Amortization of property and equipment	528	608
Foreign exchange loss	783	101

Underlying earnings (loss) from continuing operations before income taxes and non-controlling interest	$8,711	$705

Liquidity and Capital Resources

As at June 30, 2005, we had cash, cash equivalents, short-term investments and settlement assets of $195.0 million (including $21.4 million held as reserves and $0.8 million held in escrow) compared to $189.9 million (including $20.8 million held as reserves and $3.5 million held in escrow) at December 31, 2004. Working capital, excluding cash and short-term investments held as reserves and cash held in escrow as at June 30, 2005, was $65.7 million (December 31, 2004 - $64.6 million). As described above, a significant portion of cash, cash equivalents and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see Overview – Optimal Payments and FireOne Group). As at June 30, 2005, our cash, short-term investments and settlement assets position, net of bank indebtedness and customer reserves and security deposits, was $107.2 million (see Financial Condition section above).

Operating activities generated $12.0 million of cash and cash equivalents in the six-month period ended June 30, 2005, compared to $12.5 million used in the six–month period ended June 30, 2004. The increase in cash generated was due to the improvement in net earnings and cash generated from the net change in operating assets and liabilities.

For the six-month period ended June 30, 2005, cash generated from financing activities was $2.7 million compared to $0.3 million used in the six-month period ended June 30, 2004. The increase is due primarily to proceeds of $5.0 million from the issuance of common shares on the exercise of options and warrants.

For the six–month period ended June 30, 2005, $53.5 million was generated from investing activities compared to $131.2 million generated in the six-month period ended June 30, 2004. The decrease in cash generated from investing activities is due primarily to $47.0 million used in the six-month period for acquisitions and $32.9 million acquired on acquisitions in the prior six-month period.

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

The following factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future, and the factors discussed below may affect us to a greater extent than indicated. These risk factors are discussed in the context of the business as it existed at the date of this Form 10-Q. Risks related to our operations, including both the service and payments businesses are presented below under “RISKS RELATED TO OUR OPERATIONS”. Risks related specifically to our Optimal Payments and FireOne Group business segments are presented below under “RISKS RELATED TO OUR OPTIMAL PAYMENTS AND FIREONE GROUP BUSINESS SEGMENTS”, risks specifically related to our FireOne Group business segment are presented below under “RISKS RELATED TO OUR FIREONE GROUP BUSINESS SEGMENT” and risks related specifically to our service business are presented below under “RISKS RELATED TO OUR SERVICE BUSINESS”. Except to the extent set forth below under “RISKS RELATED TO OUR OPERATION OF THE U-SCAN( SELF-CHECKOUT BUSINESS”, risk factors related to the self-checkout business, which we no longer operate have ceased to be relevant to us. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth herein. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

      WE ARE SUBJECT TO THE RISK THAT A TAXATION AUTHORITY COULD CHALLENGE CERTAIN FILING POSITIONS WE HAVE TAKEN, AND THAT A SUCCESSFUL CHALLENGE COULD REQUIRE US TO PAY SIGNIFICANT ADDITIONAL TAXES. Although we believe that all filing positions we take in our tax returns are reasonable and appropriate, there is no assurance that a taxation authority will not challenge those positions. Such challenges could include disputing positions taken in connection with the transfer of our on-line gaming processing business to FireOne Group earlier this year, and the subsequent public offering of a portion of its shares. A challenge to certain filing positions we have taken, if successful despite our best efforts to defend our original position, could result in us being required to pay additional taxes (including penalties and interest) and the amount of such additional taxes could be material to us.

      At the time we transferred our processing of online gaming transactions assets to FireOne Group and its subsidiaries, which was prior to the pricing of the initial public offering of FireOne Group's ordinary shares, we obtained an independent valuation of those assets. The determination made by the independent valuator is not binding upon any tax authority or court. No assurance can be given that the value established by the independent valuator will not be challenged by relevant tax authorities. If the independent valuation of these assets is successfully challenged, we could be required to pay additional taxes (including penalties and interest) and the amount of such additional taxes could be material to us.

RISKS RELATED TO OUR OPTIMAL PAYMENTS AND FIREONE GROUP BUSINESS SEGMENTS (COLLECTIVELY, “THE PAYMENTS BUSINESSES”)

The Payments Businesses are subject to a number of risks, which, should they materialize, can have a material adverse effect on our business, revenues, operating results and financial condition, including those set forth below:

        OUR PAYMENTS BUSINESSES ARE AT RISK OF LOSS DUE TO FRAUD AND DISPUTES. We face risks of loss due to fraud and disputes between consumers and merchants, including the unauthorized use of credit card and bank account information and identity theft, merchant fraud, disputes over the quality of goods and services, breaches of system security, employee fraud and use of our system for illegal or improper purposes.

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

• increase expenses relating to the resolution of these breaches;

• deter customers from using our products; and

• decrease market acceptance of electronic commerce transactions generally.

We cannot assure that the use of applications designed for data security and integrity will address changing technologies or the security and privacy concerns of existing and potential customers.

OUR PAYMENTS SYSTEMS MIGHT BE USED FOR ILLEGAL OR IMPROPER PURPOSES. Despite measures that have been taken to detect and prevent identity theft, unauthorized uses of credit cards and similar misconduct, our payments systems remain susceptible to potentially illegal or improper uses. These may include illegal Internet gaming, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures that we have taken to detect and lessen the risk of this kind of conduct, we cannot be assured that these measures will succeed. Such illegal or improper use may lead to increased government regulation or other legal consequences which may have an adverse impact on our operations and profitability.

WE MUST COMPLY WITH CREDIT CARD AND CHECK CLEARING ASSOCIATION RULES AND PRACTICES WHICH COULD IMPOSE ADDITIONAL COSTS AND BURDENS ON OUR PAYMENTS BUSINESSES. As a registered party, we must comply with the operating rules of the Visa® and MasterCard® credit card associations and the National Automated Clearing House Association for checks. The associations' members set these rules. The associations could adopt operating rules with which we might find it difficult or even impossible to comply.

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

THE FAILURE OF OUR SYSTEMS, THE SYSTEMS OF THIRD PARTIES OR THE INTERNET COULD NEGATIVELY IMPACT OUR BUSINESS SYSTEMS AND OUR REPUTATION. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins, security breaches and similar events could damage our systems. Computer viruses, disgruntled or rogue employees, electronic break-ins or other similar disruptive problems, including those beyond our control, could also adversely affect our systems. Our businesses and reputation could be adversely affected if such systems were affected by any of these occurrences. Our existing or future insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

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

Our success in our online businesses will depend, in large part, on other companies maintaining the Internet infrastructure. In particular, we will rely on the ability of Internet service providers (“ISPs”), telecommunication and other companies to maintain a reliable network backbone that provides adequate speed, data capacity and the infrastructure or complementary products and services necessary to establish and maintain the Internet as a viable commercial medium.

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

INCREASING GOVERNMENT REGULATION OF INTERNET COMMERCE COULD MAKE IT MORE COSTLY OR DIFFICULT TO CONTINUE OUR BUSINESSES. As electronic commerce over the Internet develops, it may be the subject of increasing government regulation and there is a risk that well-established financial institutions and credit card companies will be able to influence the development of regulations in a manner which prioritizes their interests to our detriment. In addition, much of the current legislation relating to commercial transactions pre-dates and may be incompatible with Internet electronic commerce. There can be no assurance that regulators will not choose to enact or enforce legislation in a manner that would restrict our operations and other aspects of the electronic commerce market. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel and personal privacy are applicable to the Internet.

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

OUR ABILITY TO PROCESS ELECTRONIC TRANSACTIONS DEPENDS ON BANK PROCESSING AND CREDIT CARD SYSTEMS. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. In order to prepare for certain types of system problems, we have developed and are testing formal disaster recovery plans, however, there is no assurance that any disaster recovery plan which we might implement will protect us from all possible system failures. Any system failure, including network, software or hardware failure, that causes a delay or interruption in our electronic payment services could result in reduced use, reduced revenue and harm to our reputation, brands and relations with merchants and end-users.

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

OUR BUSINESSES ARE SUBJECT TO FLUCTUATIONS IN GENERAL BUSINESS CONDITIONS. General economic conditions have caused some of the merchants we serve to experience difficulty in supporting their current operations and implementing their business plans. If these merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenues.

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

RISKS RELATED TO OUR FIREONE GROUP BUSINESS SEGMENT

THE LEGAL STATUS OF INTERNET GAMING IS UNCERTAIN AND FUTURE REGULATION MAY MAKE IT COSTLY OR IMPOSSIBLE TO CONTINUE PROCESSING FOR GAMING MERCHANTS. As electronic commerce in general and most of the products and services that we offer are relatively new, the manner in which existing state, provincial, federal and foreign government regulations may be applied is uncertain and difficult to predict. Due to the relatively recent development of Internet gaming, there are few, if any, laws or regulations that deal directly with payment processing for Internet gaming transactions.  In addition, the legal status of Internet gaming itself is uncertain. While some jurisdictions have taken the position that Internet gaming is legal and have adopted or are in the process of reviewing legislation to regulate Internet gaming, other jurisdictions have taken the opposite view and enacted legislation to attempt to restrict or prohibit Internet gaming. For example, in the United States for the past several years there have been conflicting efforts to clarify the status of Internet gaming. The impact of those efforts cannot be predicted. To date, no legislation on the subject has successfully passed the U.S. Congress and become law.  Moreover, the impact of enactment of Internet gaming legislation would not necessarily be immediately apparent. Among other things, any new law addressing the funding of Internet gaming likely would require implementing regulations in order to take full effect.  Those regulations may require some time to formulate and adopt. Should the United States government decide to enact legislation making the funding of Internet gaming activities by U.S. residents unlawful, it may have a significant negative impact on us. Since we derive a substantial portion of our revenue from processing transactions for licensed Internet gaming, we may be exposed to governmental investigations or lawsuits initiated by the public in jurisdictions where Internet gaming is restricted or prohibited. Any adverse findings or rulings rendered against us in such jurisdictions could have a material adverse effect on our business, revenues, operating results and financial condition. The present uncertainty also could affect us indirectly through the effect experienced by our clients and on their revenues and directly in the event that we are restricted from conducting our activities through, for example, a decision by banks through which we settle our clients' transactions to terminate their agreements with us or to significantly increase the costs to us for their services, or through further decisions by credit card issuing banks to reject Internet gaming transactions.

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

WE RELY UPON CERTAIN CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR SERVICES REVENUES. Two customers accounted for approximately 24% and 15% of our year to date revenues from our services business, respectively. Any reduction in volume from any of these customers could have a material adverse effect on our services results.

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

THE FAILURE OF OUR SYSTEMS COULD NEGATIVELY IMPACT OUR BUSINESS AND OUR REPUTATION. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins, security breaches and similar events could damage our systems. Computer viruses, disgruntled or rogue employees, electronic break-ins or other similar disruptive problems, including those beyond our control, could also adversely affect our systems. Our business and reputation could be adversely affected if such systems were affected by any of these occurrences. Our existing or future insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. In order to prepare for certain types of system problems, we have developed a formal disaster recovery plan, however, there is no assurance that any disaster recovery plan which we might implement will protect us from all possible system failures. Any system failure, including network, software or hardware failure, that causes a delay or interruption in our services could result in reduced revenue and harm to our reputation, brand and relations with our customers.

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

As of June 30, 2005 (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we concluded that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our most recent fiscal quarter.

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

In connection with the sale of our U-Scan( self-checkout business on April 8, 2004 to Fujitsu Transaction Solutions Inc., orders were obtained from the Superior Court of Quebec permitting us to submit the sale to Fujitsu to our shareholders for approval in lieu of the originally proposed sale to NCR Corporation. NCR appealed these decisions in May 2004. NCR had also delivered a notice of dispute under its now terminated purchase agreement alleging a breach by us of the non-solicitation provisions of that agreement. NCR has discontinued its appeal of these decisions without any payment on our part. On March 11, 2005, and again on March 31, 2005, we received a letter from Fujitsu claiming recovery of expenses allegedly incurred and forecast by Fujitsu to be incurred in relation to the operation of our former U-Scan( self-checkout business. After consultation with counsel, we believe that there is no basis for these claims and we intend to vigorously defend our position should Fujitsu initiate a lawsuit to assert its claims.

We are also party to litigation arising in the normal course of operations. We do not expect the resolution of such matters to have a materially adverse effect on our financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six-month period ended June 30, 2005, we issued 596,536 common shares as a result of the exercise of warrants. The proceeds of approximately $4.0 million will be used for general corporate purposes. The holders of the warrants were not located in the United States and were not “U.S. Persons” within the meaning of Regulation S, and, accordingly, the issuances of common shares pursuant to the exercise of the warrants were not subject to the registration requirements of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

The registrant has nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual and special meeting of shareholders on May 18, 2005. The following resolutions were adopted:

Resolution	Votes For	Votes Against	Withheld	Spoiled	Non-Voted
Election of James S. Gertler as Director(1)	15,596,558	N/A	146,696	484,503	551
Election of Sydney Sweibel as Director(1)	15,596,558	N/A	146,696	484,503	551
Election of Holden L. Ostrin as Director(1)	15,596,558	N/A	146,696	484,503	551
Election of Stephen J. Shaper as Director(1)	15,596,558	N/A	146,696	484,503	551
Election of Tommy Boman as Director(1)	15,596,558	N/A	146,696	484,503	551
Appointment of KPMG LLP as Auditors	16,040,085	N/A	33,700	154,523	Nil
Resolution approving the adoption by FireOne Group of a stock option plan	3,919,982	2,585,802	N/A	13,751	9,708,773
Resolution approving the adoption by FireOne Group of a restricted share unit plan	3,920,453	2,582,758	N/A	16,324	9,708,773

(1) James S. Gertler was elected to hold office until the close of the 2006 annual meeting of shareholders. Sydney Sweibel was elected to hold office until the close of the 2007 annual meeting of shareholders. Holden L. Ostrin, Stephen J. Shaper and Tommy Boman were elected to hold office until the close of the 2008 annual meeting of shareholders.

The following directors did not stand for election and continue in office for the following respective periods:

Neil S. Wechlser and Thomas D. Murphy, each to hold office until the close of the 2006 annual meeting of shareholders; and Henry M. Karp and Jonathan J. Ginns, each to hold office until the close of the 2007 annual meeting of shareholders.

Item 5.	Other Information

Reporting Status

We were a foreign private issuer under the rules and regulations of the Commission as of June 30, 2005. As in the past, we intend to voluntarily file annual reports on Form 10-K and quarterly reports on Form 10-Q.

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

August 8, 2005	Optimal Group Inc.

By:                /s/ Neil S. Wechsler

Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

By:                 /s/ Gary S. Wechsler

Gary S. Wechsler, Chief Financial Officer

(Principal Accounting Officer)