Form 10-Q
period 2005-11-09
OPTIMAL GROUP INC
filed 2005-11-09
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OPTIMAL GROUP INC.

(Exact name of registrant as specified in its charter)

Canada

(State or Other Jurisdiction of Incorporation)

0-28572   98-0160833

(Commission File Number) (IRS Employer Identification No.)

3500 de Maisonneuve Blvd. W., Suite 1700, Montreal, Québec, Canada H3Z 3C1

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

Yes	x	No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	x	No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No x

At November 7, 2005, the registrant had 23,201,415 Class “A” shares (without nominal or par value) outstanding.

OPTIMAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements of

(Unaudited)

OPTIMAL GROUP INC.

Nine-month periods ended September 30, 2005 and 2004

(expressed in U.S. dollars)

OPTIMAL GROUP INC.

Consolidated Financial Statements

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in U.S. dollars)

Financial Statements

OPTIMAL GROUP INC.
Consolidated Balance Sheets
(Unaudited)
September 30, 2005 and December 31, 2004
(expressed in thousands of U.S. dollars)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$155,957	$62,937
Cash held as reserves	19,698	18,739
Cash held in escrow	–	3,536
Short-term investments	28,008	88,213
Short-term investments held as reserves	3,014	2,104
Settlement assets	14,244	14,375
Accounts receivable	8,701	7,121
Income taxes receivable and refundable investment tax credits	993	773
Inventory	1,678	1,953
Prepaid expenses and deposits	2,218	1,138
Future income taxes	1,605	–
Current assets from discontinued operations	570	2,845
	236,686	203,734

Long-term receivables (note 6)	3,590	3,666
Non-refundable investment tax credits	192	4,747
Property and equipment	5,263	4,462
Goodwill and other intangible assets (note 7)	109,052	68,525
Deferred compensation cost (note 4 (b))	1,069	1,807
Future income taxes	682	3,979
Other asset (note 3)	10,810	–
Long-term assets from discontinued operations	600	4,326

	$367,944	$295,246
Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness (note 8)	$6,445	$8,301
Customer reserves and security deposits	93,947	77,574
Accounts payable and accrued liabilities	28,709	24,219
Income taxes payable	9,297	403
Future income taxes	856	917
Current liabilities from discontinued operations	272	3,357
	139,526	114,771
Future income taxes	7,409	3,794
Non-controlling interest (note 3)	8,932	–

Shareholders' equity:
Share capital (note 9 (a))	194,210	184,191
Additional paid-in capital (note 9 (c))	14,714	10,557
Retained earnings (deficit)	4,637	(16,583)
Cumulative translation adjustment	(1,484)	(1,484)
	212,077	176,681
Contingencies (note 10)
Subsequent events (note 17)
	$367,944	$295,246
See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Operations
(Unaudited)
Periods ended September 30, 2005 and 2004
(expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenues	$44,786	$28,265	$119,460	$58,500

Expenses:
Transaction processing and service costs	22,172	16,469	62,258	37,069
Selling, general and administrative	11,860	6,866	31,889	17,654
Operating leases	1,120	925	3,042	2,435
Stock-based compensation pertaining to selling, general and administrative (note 11)	3,579	1,898	8,313	3,832
Amortization of intangibles pertaining to transaction processing and service costs	2,485	918	5,487	1,713
Amortization of property and equipment	508	450	1,575	1,239
Foreign exchange	629	(77)	1,343	(127)
Restructuring costs	-	-	266	925
Inventory write-downs pertaining to service costs	–	–	–	2,931
Goodwill impairment (note 7)	-	-	1,515	-

Earnings (loss) from continuing operations before undernoted items	2,433	816	3,772	(9,171)
Investment income	1,133	515	2,631	1,080
(Loss) gain on sale of interest in FireOne (note 3)	(167)	–	30,411	–

Earnings (loss) from continuing operations before income taxes and non-controlling interest	3,399	1,331	36,814	(8,091)

Provision for income taxes (note 12)	1,424	537	7,341	517

Earnings (loss) from continuing operations before non-controlling interest	1,975	794	29,473	(8,608)

Non-controlling interest	1,508	-	1,738	-

Earnings (loss) from continuing operations	467	794	27,735	(8,608)

Loss from discontinued operations (notes 4 (a) (ii) and 4 (d))	-	(662)	(6,327)	(5,264)

(Loss) gain on disposal of net assets from discontinued operations (notes 4 (a) (ii) and 4 (d))	-	-	(188)	4,164

Net earnings (loss)	$467	$132	$21,220	$(9,708)

Weighted average number of shares:
Basic	23,044,050	22,199,002	22,751,982	19,639,118
Plus impact of stock options and warrants	2,595,454	-	2,260,674	337

Diluted	25,639,504	22,199,002	25,012,656	19,639,455

Earnings (loss) per share:
Continuing operations:
Basic	$0.02	$0.04	$1.22	$(0.44)
Diluted	0.02	0.04	1.11	(0.44)
Discontinued operations:
Basic	-	(0.03)	(0.29)	(0.06)
Diluted	-	(0.03)	(0.26)	(0.06)
Total:
Basic	0.02	0.01	0.93	(0.50)
Diluted	0.02	0.01	0.85	(0.50)

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Retained Earnings
(Unaudited)
Periods ended September 30, 2005 and 2004
(expressed in thousands of U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Retained earnings (deficit), beginning of period	$4,170	$(17,170)	$(16,583)	$(7,330)

Net earnings (loss)	467	132	21,220	(9,708)

Retained earnings (deficit), end of period	$4 637	$(17,038)	$4,637	$(17,038)

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)
Periods ended September 30, 2005 and 2004
(expressed in thousands of U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Cash flows from (used in) operating activities:
Net earnings (loss) from continuing operations	$467	$794	$27,735	$(8,608)
Adjustments for items not affecting cash:
Non-controlling interest	1,508	-	1,738	-
Stock-based compensation	3,579	1,898	8,313	3,832
Amortization	2,993	1,368	7,062	2,952
Goodwill impairment	-	-	1,515	-
Gain on sale of interest in FireOne	167	-	(30,411)	-
Loss on disposal of property and equipment	-	-	48	-
Foreign exchange	74	7	555	-
Inventory write-downs	-	-	-	2,931
Future income taxes	307	452	1,217	406
Net change in operating assets and liabilities (note 14 (a))	21,115	3,417	24,470	(5,512)
	30,210	7,936	42,242	(3,999)
Cash flows (used in) from investing activities:
Purchase of property, equipment and intangible assets	(703)	(508)	(1,916)	(2,032)
Proceeds from sale of property, equipment and intangibles	-	-	69	-
Proceeds from sale of assets	-	-	518	-
Proceeds from maturity of short-term investments	143	(4,756)	60,205	47,146
Proceeds from note receivable	(61)	(79)	76	68
Proceeds from sale of interest in FireOne	-	-	44,146	-
Decrease in cash held in escrow	816	-	3,536	-
Cash acquired on acquisition of Terra	-	-	-	43,427
Acquisition of NPS, net of cash of $126 in 2004	(1,500)	(11,892)	(3,000)	(11,892)
Acquisition of MCA, including acquisition costs of $49 (note 4 (f))	(1,020)	-	(3,722)	-
Acquisition of UBC, including acquisition costs of $277 (note 4 (g))	-	-	(44,277)	-
Proceeds from sale of business, before repayment of purchase price adjustment in July 2004 (note 4 (d))	-	(4,806)	-	30,194
Proceeds from disposal of EBS	-	-	-	3,975
Transaction costs	(1,491)	-	(5,918)	(1,389)
Acquisition of Systech Retail Systems (note 4 (a))	-	(11)	-	(838)
	(3,816)	(22,052)	49,717	108,659
Cash flows from financing activities:
Increase (decrease) in bank indebtedness	50	667	(2,195)	298
Proceeds from issuance of Class "A" shares	1,741	143	6,702	175
	1,791	810	4,507	473

Effect of exchange rate on cash and cash equivalents	264	(101)	(392)	(220)

Increase (decrease) in cash and cash equivalents during the period	28,449	(13,407)	96,074	104,913

Net decrease in cash from discontinued operations	(191)	(1,258)	(3,054)	(5,553)

Cash and cash equivalents, beginning of period	127,699	118,237	62,937	4,212

Cash and cash equivalents, end of period	$155,957	$103,572	$155,957	$103,572
Supplemental disclosure of cash flow information (note 14).
See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

1.	Interim financial information:

These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles (“GAAP”). The unaudited consolidated balance sheet as at September 30, 2005 and the unaudited consolidated statements of operations, retained earnings and cash flows for the periods ended September 30, 2005 and 2004 reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods. The results of operations and cash flows for any quarter are not necessarily indicative of the results or cash flows for an entire year. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 3 of the annual audited consolidated financial statements for the year ended December 31, 2004. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual audited consolidated financial statements of Optimal Group Inc. (the “Company”) as at and for the year ended December 31, 2004.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

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

In April 2005, the Company created FireOne Group plc (“FireOne”) and transferred to this newly-created, wholly-owned Irish subsidiary the net assets of the payments processing business related to online gaming previously held in Optimal Payments Inc. (formerly Terra Payments Inc.) and its subsidiaries. On May 27, 2005, the Company completed the placing of 10 million ordinary shares of FireOne, representing a 20% interest, with U.K. institutional and other shareholders. The Company received gross proceeds of $44,146 (£24.1 million) as a result of this transaction. The ordinary shares of FireOne were admitted for trading on the Alternative Investment Market (AIM) of the London Stock Exchange plc on June 2, 2005.

The Company recognized a gain on sale of its 20% interest in FireOne of $30,578 in the period ended June 30, 2005, net of transaction costs of $6,476. The non-controlling interest in these assets at the date of the transaction was $7,092. In the period ended September 30, 2005, an additional $167 for transaction costs was incurred, reducing the gain to $30,411.

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

In the period ended June 30, 2005, the Company amortized $2,746 of this asset as a future tax expense as a result of the sale of the Company’s 20% interest referred to above. In the third quarter, the Company's interest in FireOne was effectively diluted to 78.7% from 80% as a result of the vesting of one-third of restricted stock units issued by FireOne referred to in note 9 (b) (iii). As a result, the Company amortized a further $176 of the other asset as a future tax expense and recorded a dilution loss of $528 in the third quarter, which is included in non-controlling interest in the consolidated statements of operations.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

4.	Business acquisitions and disposals:
(a)	Systech Retail Systems:
(i)	Acquisition:

On February 27, 2004, the Company acquired the hardware service division of Systech Retail Systems ("Systech"). The acquisition of Systech resulted in the recognition of goodwill primarily because of the Company’s then strategy to re-establish a repair services business in the United States in light of the then anticipated sale of its U-Scan® self-checkout business.

The net assets acquired for cash were approximately $3,500, of which $2,639 were for the U.S. operations of Systech and $826 was for the Canadian operations. The acquisition was accounted for using the purchase method and the results of Systech were consolidated with those of the Company from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(Audited)
Assets acquired:
Accounts receivable	$1,428
Inventory	750
Property and equipment	1,082
Prepaid expenses and deposits	65
Customer contract and customer relationships	612
Goodwill	4,258
8,195
Liabilities assumed:
Accounts payable and accrued liabilities	1,441
Obligations under capital leases	808
Deferred revenue	2,481
4,730

Net assets acquired for cash	$3,465

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

4.	Business acquisitions and disposals (continued):
(a)	Systech Retail Systems (continued):
(ii)	Sale of U.S. operations:

On June 30, 2005, the Company sold the net assets relating to the U.S. operations of Systech, comprised mainly of inventory and customer contracts, for a cash consideration of $777. The sale may be subject to post-closing adjustments. The decision to sell the U.S. operations was based on the Company's strategy to focus efforts on its maintenance service business in Canada. The following summarizes the book value of the assets and liabilities at June 30, 2005 relating to the operations sold by the Company:

Current assets:
Inventory	$743
Receivables	12
755

Long-term assets:
Property and equipment	67
Customer contracts and customer relationships	143
210

Net assets sold	965

Proceeds from sale	777

Net loss on sale of net assets	$188

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

4.	Business acquisitions and disposals (continued):
(a)	Systech Retail Systems (continued):
(ii)	Sale of U.S. operations (continued):

The results of operations of this business for the three and nine-month periods ended September 30, 2005 and 2004 were as follows:

	Three months ended September 30		Nine months ended September 30

	2005	2004	2005	2004

Revenue	$-	$2,954	$5,008	$7,041

Expenses:
Service costs	-	2,579	6,108	6,213
Selling, general and administrative	-	780	1,134	1,919
Operating leases	-	204	149	548
Restructuring costs	-	-	-	399
Amortization of property, equipment and intangibles	-	37	195	86
Goodwill impairment	-	-	3,790	-
Foreign exchange gain (loss)	-	16	(41)	10
	-	3,616	11,335	9,175

Net loss from discontinued operations	$-	$(662)	$(6,327)	$(2,134)

The results of operations include management assumptions and adjustments related to cost allocations which are inherently subjective.

(b)	Terra Payments Inc.:

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

4.	Business acquisitions and disposals (continued):
(b)	Terra Payments Inc. (continued):

The agreement was a stock-for-stock merger in which 0.4532 of the Company's Class "A" shares were exchanged for each share of Terra. The total purchase price of $66,005 was paid through the issuance by the Company of 7,242,168 Class "A" shares, the acquisition of outstanding options and warrants issued by Terra and transaction costs incurred by the Company.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

4.	Business acquisitions and disposals (continued):
(b)	Terra Payments Inc. (continued):

Consideration:
7,242,168 Class "A" shares	$61,414
Transaction costs	1,389
Options and warrants	5,877
Less: options and warrants considered as deferred compensation	(2,675)

Total purchase price	$66,005

The per share value of the Class "A" shares issued as consideration for the business acquisition was $8.48, which was determined using the Company’s average closing share price on NASDAQ over a reasonable period before and after the date the terms of the business combination were agreed to and announced.

The Company assumed 1,587,058 stock options and warrants having a fair value of $5,877, or a weighted average of $3.70 per share, relating to the Terra outstanding stock options and warrants. This also represents 0.4532 stock option or warrant of the Company for each stock option or warrant of Terra. The fair value of the vested stock options and warrants of $3,202 is included in the purchase consideration. The remaining $2,675, representing the fair value of the unvested stock options, was recorded as deferred compensation cost and is being amortized over the vesting periods. For the nine months ended September 30, 2005, $737 was amortized as stock-based compensation in the consolidated statements of operations. As at September 30, 2005, the unamortized deferred compensation cost is $1,069 (December 31, 2004 - $1,807).

The fair values were determined using the Black-Scholes option pricing model using the following weighted average assumptions:

Expected volatility	69.8%
Expected life in years	2.9
Risk-free interest rate	2%
Expected dividend rate	0%

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

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

	Three months ended September 30, 2004	Nine months ended September 30, 2005

Pro forma revenues	$31,219	$78,682
Pro forma loss	132	(10,059)
Pro forma diluted loss per share	0.01	(0.45)

The consolidated results of operations for the three months and nine months ended September 30, 2005 already include those of Terra.

(d)	Sale of U-Scan® self-checkout business:

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

4.	Business acquisitions and disposals (continued):
(d)	Sale of U-Scan® self-checkout business (continued):

The results of operations of this business for the three and nine-month periods ended September 30, 2004 were as follows:

	Three months ended September 30,	Nine months ended September 30,
	2004	2004

Systems and hardware service revenue	$–	$10,870
Cost of sales	–	6,929
	–	3,941

Expenses:
Selling, general and administrative	–	5,968
Amortization	–	664
Operating leases	–	237
Research and development	–	202
	–	7,071

Net loss from discontinued operations	$–	$(3,130)

The results of operations include management assumptions and adjustments related to cost allocations which are inherently subjective.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

4.	Business acquisitions and disposals (continued):
(e)	Acquisition of National Processing Services LLC:

On July 1, 2004, the Company acquired National Processing Services LLC ("NPS"), a registered VISA® and Mastercard® independent sales organization, for a total consideration of $15,000. The acquisition of NPS resulted in the recognition of goodwill primarily because the NPS operations would deliver earnings prospects and potential strategic and other benefits, including an increase in the Company's revenue base and diversification of the payment services portfolio.

The acquisition was accounted for using the purchase method and the results of NPS were consolidated with those of the Company from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at date of acquisition:

(Audited)
Assets acquired:
Cash	$126
Accounts receivable	4
Inventory	37
Property and equipment	21
Prepaid expenses and deposits	12
Customer relationships	3,523
Supplier contract	597
Goodwill	10,818
15,138

Liabilities assumed:
Accounts payable and accrued liabilities	6

Net assets acquired	$15,132

Consideration:
Cash	$15,000
Transaction costs	132

$15,132

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

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

Assets acquired:
Property and equipment	$145
Supplier contract	779
Goodwill	2,775
Inventory	23

$3,722

Consideration:
Cash	$3,673
Transaction costs	49

$3,722

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

4.	Business acquisitions and disposals (continued):
(g)	Acquisition of United Bank Card Inc. ("UBC"):

On May 6, 2005, Optimal Payments Corp., a wholly-owned subsidiary of Optimal Group Inc., acquired a portfolio of merchant processing from UBC, a payment and transaction processor that serves primarily card-present merchants nationwide.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

7.	Goodwill and other intangible assets:

			September 30,
			2005
	Gross carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$54,458	$141	$54,317
Customer contracts and customer relationships	56,776	6,280	50,496
Acquired technology	4,520	1,356	3,164
Supplier contract	1,376	301	1,075

	$117,130	$8,078	$109,052

As a result of the sale of the net assets of the U.S. field maintenance services operations referred to in note 4 (a) (ii), an impairment loss of $1,515 was recognized by the Company to write down goodwill related to one of the remaining services operations to its estimated fair value. The write-down was calculated based on the present value of future cash flows expected to be generated from the division.

			December 31,
			2004
	Gross carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$53,290	$141	$53,149
Customer contracts and customer relationships	12,499	1,807	10,692
Acquired technology	4,520	678	3,842
Customer list	786	498	288
Supplier contract	597	43	554

	$71,692	$3,167	$68,525

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

8.	Bank indebtedness:

The Company has credit facilities in the amount of approximately $9,977 (CA$11,600), which can be utilized in the form of loans, bankers' acceptances or letters of guarantees. At September 30, 2005, the Company utilized $6,445 of the facilities in borrowings and $516 (CA$600) through the issuance of letters of guarantee. The borrowings are due on demand and bear interest either at the bank's prime rate, the market rate for bankers' acceptances plus an acceptance fee of 0.75% per annum or at 115 basis points on the bank’s prime rate, depending on the form of the facility utilized. The facilities are secured by a first ranking moveable hypothec on certain short-term investments.

9.	Share capital and additional paid-in capital:
(a)	Issued and outstanding share capital was as follows:

	September 30, 2005		December 31, 2004
	Number	Book value	Number	Book value
			(Audited)

Class "A" shares	23,198,395	$194,210	22,251,097	$184,191

Changes in the issued and outstanding share capital were as follows:

	Number	Book value

Balance, December 31, 2004	22,251,097	$184,191

Exercise of stock options	341,698	3,652
Exercise of warrants	605,600	6,367

Balance, September 30, 2005	23,198,395	$194,210

The amounts credited to share capital from the exercise of stock options and warrants in the three months ended September 30, 2005 include a cash consideration of $1,741, as well as an ascribed value from additional paid-in capital of $1,285 (cash consideration of $6,702 and an ascribed value of $3,317 for the nine months ended September 30, 2005).

(b)	Stock options and warrants:
(i)	Optimal Group Inc.:

The Company has a stock option plan that provides for the granting of options to employees and directors for the purchase of the Company’s Class "A" shares. Options may be granted by the Board of Directors for terms of up to ten years. The Board of Directors establishes the exercise period, vesting terms and other conditions for each grant at the grant date. Options may be granted with exercise prices at the then current market price. Options currently outstanding under the plan expire five years after the date of grant and vest over a period of three years.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

9.	Share capital and additional paid-in capital (continued):
(b)	Stock options and warrants (continued):
(i)	Optimal Group Inc. (continued):

Details of the outstanding stock options are as follows:

		Exercise price
	Number	per share

Balance, December 31, 2004	4,586,926	$7.10
Granted	–	–
Expired/cancelled	(11,667)	(7.10)
Exercised	(180,636)	(7.10)

Balance, September 30, 2005	4,394,623	$7.10

(ii)	Terra Payments Inc.:

Under the terms of the Combination Agreement with Terra, the Company assumed Terra's stock option plan, and as such, stock options governed by this plan will be exercisable for the Company's Class "A" shares. The exercise price and number of options outstanding on April 6, 2004, the effective date of the acquisition of Terra, were adjusted based on the exchange ratio of 0.4532 of the Company's Class "A" shares for each share of Terra.

Details of the outstanding stock options under the Terra plan are as follows:

	U.S. dollar exercise price		Canadian dollar exercise price

			Weighted average
	Exercise price		exercise price
	Number	per share	Number	per share

Balance, December 31, 2004	217,451	$7.43	534,083	$14.34
Expired/cancelled	–	–	(5,647)	66.57
Exercised	–	–	(161,062)	6.02

Balance, September 30, 2005	217,451	$7.43	367,374	$17.18

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

9.	Share capital and additional paid-in capital (continued):
(b)	Stock options and warrants (continued):
(ii)	Terra Payments Inc. (continued):

As at December 31, 2004 and September 30, 2005, there were 728,944 and 122,323 warrants outstanding, respectively, with a weighted average exercise price of CA$9.38 and CA$7.50, respectively, and expiring on dates up to March 2008.

There are 30,365 options and warrants that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period ended September 30, 2005.

(iii)	FireOne:

FireOne has established a restricted stock unit plan whereby eligible individuals are awarded rights to receive ordinary shares in FireOne for a nominal consideration. The plan is administered by FireOne’s remuneration committee. Awards are made to eligible individuals at the discretion of the remuneration committee, vest in accordance with a specified vesting schedule and terminate 10 years from date of award.

In May 2005, FireOne made an initial award of 2,443,750 restricted stock units to employees, officers and directors of FireOne and the Company. These units vest as follows: one-third on the 90th day following the admission of FireOne's ordinary shares on AIM, one-third on the first anniversary of their award and one-third on the second anniversary of their award. The Company recorded stock-based compensation of $1,747 in the period ended September 30, 2005 ($2,700 for the nine-month period ended September 30, 2005) in connection with the grant of these restricted stock units. Stock-based compensation was determined using the fair value method, based on the estimated fair value of FireOne at the time of grant of the restricted stock units. Management engaged external valuators in determining the fair value of FireOne.

FireOne has also established a stock option plan for employees, directors and officers, which is also administered by the remuneration committee of FireOne. The number of options as well as vesting and performance requirements, if any, are set by the remuneration committee. The exercise price for stock option grants will be based on the average market price of FireOne's ordinary shares for the five preceding days from the date of grant. In general, options will expire seven years from date of grant. No options were granted by FireOne in the period ended September 30, 2005.

Grants under the restricted stock unit plan and the stock option plan are limited to 2.5% of the issued share capital of FireOne to any individual and to 10% of the total issued share capital of FireOne.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

9.	Share capital and additional paid-in capital (continued):
(c)	Additional paid-in capital:

Changes in additional paid-in capital were as follows:

Balance, December 31, 2004	$10,557
Stock-based compensation from amortization of compensation cost related to stock options and restricted stock units (note 11)	7,576
Ascribed value credited to share capital from exercise of stock options
and warrants (note 9 (a))	(3,317)
Ascribed value credited to non-controlling interest from exercise of restricted stock units (note 9 (b) (iii))	(102)

Balance, September 30, 2005	$14,714

10.	Contingencies:
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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

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

(e)

The Company is party to litigation arising in the normal course of operations. The Company does not expect the resolution of such matters to have a material adverse effect on the financial position or results of operations of the Company. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several legal matters be resolved against the Company in the same reporting period, the consolidated operating results of a particular reporting period could be materially adversely affected.

(f)

In the sale or other disposition of assets out of the ordinary course of business, in addition to possible indemnification relating to failure to perform covenants and breach of representations and warranties, the Company might agree to indemnify against claims from its past conduct of its business. Typically, the term and amount of such indemnification will be limited by agreement. The nature of these indemnification agreements prevents the Company from estimating the maximum potential liability to indemnified parties. Accordingly, no provision has been made in these financial statements with respect to this item.

11.	Stock-based compensation:

Stock-based compensation expense in the consolidated statements of operations was comprised of:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Expense related to options granted in 2004	$1,622	$1,604	$4,876	$3,242
Expense related to FireOne restricted share unit plan	1,747	–	2,700	–
Amortization of deferred compensation (note 4 (b))	210	294	737	590

	$3,579	$1,898	$8,313	$3,832

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

12.	Income taxes:

The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Earnings (loss) from continuing operations before income taxes	$3,399	$1,331	$36,814	$(8,091)

Combined Canadian federal and Quebec provincial income taxes at 31% (2004 - 31%)	$1,055	$411	$11,420	$(2,511)
Foreign exchange (1)	(2,035)	(363)	(1,956)	(342)
Utilization of previously unrecognized tax assets	892	–	(7,563)	–
Benefits of losses not recorded	105	509	1,626	2,753
Stock-based compensation not deductible for tax	1,111	493	2,579	1,005
Goodwill impairment	–	–	575	–
Permanent differences and other	296	(513)	660	(388)

Income tax provision of continuing operations	$1,424	$537	$7,341	$517

The provision for income taxes of continuing operations is composed of the following:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Current income taxes	$1,117	$85	$6,124	$111
Future income taxes	307	452	1,217	406

	$1,424	$537	$7,341	$517

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

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

(a)	Information on the operating segments is as follows:

	Payment services		Hardware	Eliminations/
	Gaming Non-gaming		maintenance	Unallocated	Consolidated

Three months ended September 30, 2005:

Revenues	$19,968	$17,768	$9,032	$(1,982)	$44,786

Transaction processing and service costs	8,001	8,103	6,988	(920)	22,172
Selling, general and administration	3,319	7,339	2,264	(1,062)	11,860
Operating leases	73	299	748	–	1,120
	8,575	2,027	(968)	–	9,634

Stock-based compensation	929	2,282	368	–	3,579
Amortization	235	2,373	385	–	2,993
	7,411	(2,628)	(1,721)	–	3,062

Foreign exchange	94	91	444	–	629
Investment income	(51)	(796)	(286)	–	(1,133)
	7,368	(1,923)	(1,879)	–	3,566

Provision for income taxes	2,696	(1,272)	–	–	1,424
Non-controlling interest	1,508	–	–	–	1,508

Earnings (loss) from continuing operations	3,164	(651)	(1,879)	–	634

Reduction of gain on sale of interest in FireOne	–	–	–	(167)	(167)

Net earnings (loss)	$3,164	$(651)	$(1,879)	$(167)	$467

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

13.	Segmented information (continued):
	(a)	(Continued):

	Payment services		Hardware	Eliminations/
	Gaming Non-gaming		maintenance	Unallocated	Consolidated

Three months ended September 30, 2004;

Revenues	$10,489	$8,514	$9,858	$(596)	$28,265

Transaction processing and service costs	4,278	5,094	7,693	(596)	16,469
Selling, general and administration	1,512	4,008	1,346	–	6,866
Operating leases	95	97	733	–	925
	4,604	(685)	86	–	4,005

Stock-based compensation	212	1,307	379	–	1,898
Amortization	241	772	355	–	1,368
	4,151	(2,764)	(648)	–	739

Foreign exchange	–	(767)	690	–	(77)
Investment income	(58)	(195)	(262)	–	(515)
	4,209	(1,802)	(1,076)	–	1,331

Provision for income taxes	1,668	(911)	(220)	–	537

Earnings (loss) from continuing operations	2,541	(891)	(856)	–	794

Loss from discontinued operations	–	–	(662)	–	(662)

Net earnings (loss)	$2,541	$(891)	$(1,518)	$–	$132

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

13.	Segmented information (continued):
	(a)	(Continued):

	Payment services		Hardware	Eliminations/
	Gaming Non-gaming		maintenance	Unallocated	Consolidated

Nine months ended September 30, 2005:

Revenues	$52,442	$44,607	$26,590	$(4,179)	$119,460

Transaction processing and service costs	21,502	22,441	20,868	(2,553)	62,258
Selling, general and administration	8,927	17,635	6,953	(1,626)	31,889
Operating leases	241	636	2,165	–	3,042
	21,772	3,895	(3,396)	–	22,271

Stock-based compensation	1,595	5,723	995	–	8,313
Amortization	719	5,104	1,239	–	7,062
	19,458	(6,932)	(5,630)	–	6,896

Restructuring costs	–	–	266	–	266
Foreign exchange	95	630	618	–	1,343
Goodwill impairment	–	–	1,515	–	1,515
Investment income	(159)	(1,519)	(953)	–	(2,631)
	19,522	(6,043)	(7,076)	–	6,403

Provision for income taxes	7,193	528	(380)	–	7,341
Non-controlling interest	1,738	–	–	–	1,738

Earnings (loss) from continuing operations before undernoted	10,591	(6,571)	(6,696)	–	(2,676)

Gain on sale of FireOne	–	–	–	(30,411)	(30,411)

Earnings (loss) from continuing operations	10,591	(6,571)	(6,696)	30,411	27,735

Discontinued operations:
Loss from discontinued operations	–	–	(6,327)	–	(6,327)
Loss on disposal of net assets from discontinued operations	–	–	(188)	–	(188)

Net earnings (loss)	$10,591	$(6,571)	$(13,211)	$30,411	$21,220

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

13.	Segmented information (continued):
	(a)	(Continued):

	Payment services		Hardware
	Gaming Non-gaming		maintenance	Eliminations	Consolidated

Nine months ended September 30, 2004:

Revenues	$19,627	$11,827	$28,197	$(1,151)	$58,500

Transaction processing and service costs	8,170	6,601	23,449	(1,151)	37,069
Selling, general and administration	3,602	6,785	7,267	–	17,654
Operating leases	184	199	2,052	–	2,435
	7,671	(1,758)	(4,571)	–	1,342

Stock-based compensation	413	2,465	954	–	3,832
Amortization	468	1,400	1,084	–	2,952
	6,790	(5,623)	(6,609)	–	(5,442)

Restructuring costs	–	76	849	–	925
Inventory write-down pertaining to service cost	–	–	2,931	–	2,931
Foreign exchange	–	(559)	432	–	(127)
Investment income	(122)	(317)	(641)	–	(1,080)
	6,912	(4,823)	(10,180)	–	(8,091)

Provision for income taxes	2,759	(1,694)	(548)	–	517

Earnings (loss) from continuing operations	4,153	(3,129)	(9,632)	–	(8,608)

Discontinued operations:
Loss from discontinued operations	–	–	(5,264)	–	(5,264)
Gain on disposal of net assets from discontinued operations	–	–	4,164	–	4,164

Net earnings (loss)	$4,153	$(3,129)	$(10,732)	$–	$(9,708)

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

13.	Segmented information (continued):
	(a)	(Continued):

			Hardware
			maintenance
	Payment services		and repair
	gaming	non-gaming	services	Consolidated

September 30, 2005:

Total assets	$55,545	$231,708	$80,691	$367,944

Total additions to goodwill for the nine months ended September 30, 2005	–	2,775	–	2,775

Total additions to property and equipment and other intangibles for the nine months ended September 30, 2005:
- through business acquisitions	$–	$45,201	$–	$45,201
- other	311	1,069	534	1,914

December 31, 2004:

Total assets	$127,859	$59,975	$107,412	$295,246

Total additions to goodwill for the year
ended December 31, 2004	$22,249	$24,219	$467	$46,935

Total additions to property and equipment
and intangibles for the year ended
December 31, 2004:
- through business acquisitions	$2,345	$13,238	$344	$15,927
- other	17	1,247	1,522	2,786

(b)	Geographic information is as follows:

					Property and equipment,
	Revenues		Revenues		goodwill and intangibles
	Three months ended		Nine months ended
	September 30,		September 30,		September 30,	December 31,
	2005	2004	2005	2004	2005	2004

Canada	$9,644	$8,391	$26,427	$22,732	$56,579	$54,423
United States	17,417	11,403	48,038	19,748	57,668	18,493
Other	17,725	8,471	44,995	16,020	68	71

	$44,786	$28,265	$119,460	$58,500	$114,315	$72,987

Revenues are attributed to countries based on the location of the customers.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

14.	Supplemental disclosure of cash flow information:
(a)	Net change in operating assets and liabilities:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Accounts receivable	$(1,921)	$(1,373)	$(1,579)	$(246)
Inventory	(25)	(148)	(209)	(247)
Income taxes receivable and refundable investment tax credits receivable	(618)	596	(412)	552
Prepaid expenses and deposits	(156)	(175)	(1,123)	(374)
Accounts payable and accrued liabilities	8,780	1,472	6,400	1,725
Income taxes payable	1,476	-	6,759	-
Cash and short-term investments - held as reserves	(1,312)	-	(1,870)	-
Settlement assets	2,666	-	131	-
Customer reserves and security deposits	12,225	3,045	16,373	(6,922)

Net change in operating assets and liabilities	$21,115	$3,417	$24,470	$(5,512)

(b)	Cash paid for interest and income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Cash paid during the period for:
Interest	$39	$11	$87	$87
Income taxes	31	20	291	67

(c)	Cash and cash equivalents:

	September 30,	September 30,	December 31,
	2005	2004	2004

Cash and cash equivalents consist of:
Cash balances with banks	$112,709	$75,136	$59,232
Short-term investments interest at 3.35% to 3.57% (September 2004 - 1.4% to 1.8%; December 2004 - 1.4% to 2.4%)	43,248	28,436	3,705

	$155,957	$103,572	$62,937

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

14.	Supplemental disclosure of cash flow information (continued):

(d)	Non-cash transactions:

September 30,
2005

FireOne transaction costs included in accounts payable and accrued liabilities	$558
Tax charge in connection with transfer of payments processing business related to online gaming to FireOne	13,732

15.	Canada/U.S. reporting differences:

The consolidated financial statements of the Company are prepared in accordance with Canadian GAAP, which conform, in all material respects, with accounting principles generally accepted in the United States. Differences between Canadian and U.S. GAAP in the presentation of the components of shareholders' equity are as follows:

	September 30, 2005		December 31, 2004
	Canadian	U.S.	Canadian	U.S.
	GAAP	GAAP	GAAP	GAAP
			(Audited)
Shareholders' equity:
Share capital	$194,210	$236,666	$184,191	$226,647
Additional paid-in capital	14,714	44,571	10,557	40,414
Retained earnings (deficit)	4,637	(66,142)	(16,583)	(87,362)
Cumulative translation adjustment	(1,484)	–	(1,484)	–
Accumulated other comprehensive loss	–	(3,018)	–	(3,018)

	$212,077	$212,077	$176,681	$176,681

16.	Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current period’s presentation.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2005 and 2004

(expressed in thousands of U.S. dollars, except share and per-share amounts)

17.	Subsequent events:

(a)	Acquisition of Moneris Solutions, Inc.:

On October 6, 2005, Optimal Payments Corp., a wholly-owned subsidiary of the Company, acquired from Moneris Solutions, Inc. a portfolio of US merchant processing contracts and associated sales channel contracts for cash consideration of $18,000.

The acquired portfolio comprises approximately 6,500 U.S.-based merchants processing in excess of $1,500,000 of credit card, debit card, and electronic benefit payments, annually. The acquired sales channel comprises approximately fifty independent sales organizations.

The Company will account for this acquisition using the purchase method and the results of this acquisition will be consolidated with those of the Company from the date of acquisition. The Company is in the process of finalizing its valuation of the net assets acquired, including goodwill and other intangible assets.

(b)	Share Buyback plan:

On November 7, 2005, the Company announced a stock buyback program which authorizes the Company to purchase up to 1,100,000, or approximately 4.7%, of its issued and outstanding Class "A" shares. The shares may be purchased through the facilities of the Nasdaq National Market over the course of 12 months commencing November 21, 2005. All shares purchased under the program will be cancelled.

(c)	Accelerated Vesting of Stock Options and Restricted Stock Units:

On November 7, 2005, the Company's Board of Directors approved the accelerated vesting, in the fourth quarter, of all unvested stock options previously awarded to employees, officers and directors. As a result of the accelerated vesting, and the concurrent accelerated vesting of unvested FireOne restricted stock units, the Company will record stock-based compensation in the fourth quarter of approximately $13,800, which will result in the elimination of quarterly stock-based compensation expense in the same aggregate amount that would otherwise be required to be recognized over the six quarters ending June 30, 2007.

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

Optimal Payments processes credit card payments for card-not-present and card-present (or, “swipe”) transactions, including Internet businesses, mail-order/telephone-order (“MOTO”) merchants, and retail point-of-sale merchants. Optimal Payments also processes checks and direct debits online and by telephone. Optimal Payments employs approximately 175 people throughout North America and in England.

FireOne Group and its subsidiaries process online gaming transactions through the use of credit and debit cards, electronic debit and through FirePay®, a leading stored-value, electronic wallet. FireOne Group offers FirePay for non-gaming purchases as well. FireOne Group and its subsidiaries employ approximately 50 people in Dublin, Ireland and Montreal, Canada. FireOne Group and its subsidiaries began operations on May 11, 2005. Prior to this date, the activities relating to the processing of online gaming transactions were carried on within Optimal Payments.

Our payments businesses, Optimal Payments and FireOne Group, generate revenues primarily from fees charged to merchants for processing services, as well as, in the case of FireOne Group, from fees charged to consumers who utilize FireOne Group’s FirePay® stored-value offering. Fees charged to merchants typically include a discount rate, based upon a percentage of the dollar amounts processed, and a variety of fixed transaction or service fees. Merchant fees charged are based upon the merchant’s volume and risk profile. Fees charged to FireOne Group’s FirePay consumers are based on a fixed amount per transaction. Revenue is recognized primarily at the time the transaction or service is performed. Where we are the primary party responsible for providing processing services, revenue is recorded on a gross basis and amounts paid to the acquiring processing supplier are recorded as part of our transaction processing expenses. FireOne Group’s revenues are recorded on a gross basis. Where Optimal Payments is not the primary party in providing a merchant with processing services, Optimal Payments records revenue net of amounts paid to the acquiring processing supplier. See note 2(b) to our interim consolidated financial statements.

We retain a percentage of amounts owed to certain merchants based on processing dollar volume for a period of typically six months to cover potential merchant credit losses, which can arise as a result of, among other things, disputes between consumers and merchants or association fines related to chargeback activity. The aggregate amount withheld is referred to as “reserves” and the amount of our liability to eventually pay our customers in respect of remaining reserves is included in the line item “Customer reserves and security deposits” in the balance sheet contained in the consolidated financial statements included in this report. If disputes are not resolved in the merchant’s favour, the transaction is charged back to us and the purchase price is refunded to the merchant’s customer. If we are unable to collect from the merchant, we bear the credit risk for the full amount of the transaction. As a result, our acquiring processing suppliers require us to maintain certain amounts with them as reserves. Amounts withheld by our acquiring processing suppliers as reserves are included in cash and short-term investments on our balance sheet as “held as reserve”. For merchants who continue to use our services, we withhold and refund reserves on a rolling basis so that as new transactions are processed, we withhold a portion as the reserve, while at the same time refunding the reserves for which the (typically) six-month period has expired.

Hardware Maintenance and Repair Outsourcing Services - Optimal Services Group

Optimal Services Group (‘‘OSG’’) offers its customers a single-source solution for many of their computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. OSG also provides multi-vendor parts repair, refurbishment and inventory management services as part of its logistics services portfolio. OSG delivers services through its repair depots located in the United States and Canada and an extensive field service organization maintained throughout Canada. OSG has approximately 558 employees located throughout Canada and in the United States.

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

Recent developments

On October 6, 2005, we acquired, from Moneris Solutions, Inc. (“Moneris”), a portfolio of U.S. merchant processing contracts and associated sales channel contracts for a cash consideration of $18.0 million. The acquired portfolio comprises approximately 6,500 U.S. based merchants with in excess of $1.5 billion in annual credit card, debit card and electronic benefits payments processing volume. The acquired sales channel comprises approximately fifty independent sales organizations, expanding our existing U.S. distribution network. See note 17 to our interim consolidated financial statements.

On June 30, 2005, we sold the net assets relating to the U.S. field maintenance service operations of our hardware maintenance and repair outsourcing services business segment.

On June 2, 2005, FireOne Group plc, our Irish based subsidiary commenced trading on the London Stock Exchange’s AIM Market under the ticker symbol “FPA” following the successful placing by Optimal Group of 10 million ordinary FireOne Group shares, representing 20% of FireOne Group’s issued and outstanding share capital. FireOne Group and its subsidiaries carry on our activities that relate to the processing of online gaming transactions through the use of credit and debit cards and through FirePay (www.firepay.com), a leading stored value, electronic wallet. Our assets relating to the processing of online gaming transactions were transferred to FireOne Group and its subsidiaries on May 11, 2005.The placing price was 241 pence per share, resulting in gross proceeds to Optimal Group of 24.1 million British pounds (approximately $44.0 million). Optimal Group consolidates the financial results of FireOne Group and reports a non-controlling interest relating to the 21.3% interest (on a fully diluted basis) in FireOne Group not owned by Optimal Group. See note 3 to our interim consolidated financial statements.

On May 6, 2005, we acquired, from United Bank Card, Inc. (“UBC”), a portfolio of merchant processing for a cash consideration of approximately $44.0 million. The merchant accounts underlying the acquired portfolio represented approximately 15,500 merchant locations across the United States and over $1.5 billion in annual card-present credit and debit card processing volume. See note 4(g) to our interim consolidated financial statements.

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

Merchant Losses

When a consumer pays a merchant for goods or services and the consumer subsequently disputes the charge, the amount of the disputed item gets returned/charged back to us and the credit and debit card associations may levy fees against us. In addition, if our return/chargeback rate becomes excessive, the associations may levy a fee against us and may also require us to pay fines. In turn, we attempt to recover from the merchant the amount returned/charged back and the amount of such fees and fines. However, we may not always be successful in doing so, for reasons which could include merchant insolvency. We evaluate the risk associated with each merchant and estimate our potential loss for returns/chargebacks based primarily on historical experience and other relevant factors.

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

Financial Condition

As at September 30, 2005, cash, cash equivalents, short-term investments and settlement assets totaled $220.9 million (including $22.7 million held as reserves), compared to $189.9 million as at December 31, 2004 (including $20.8 million held as reserves and $3.5 million held in escrow). As already described, a significant portion of cash, cash equivalents and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see Overview – Optimal Payments and FireOne Group). Settlement assets result from timing differences in the settlement process of our payments segment. Settlement assets are typically funded to us within days from the transaction processing date. As at September 30, 2005 and December 31, 2004, our cash, short-term investments and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were as follows:

(in $000s)	September 30, 2005	December 31, 2004

Cash and cash equivalents	155,957	62,937
Cash held as reserves	19,698	18,739
Cash held in escrow	-	3,536
Short-term investments	28,008	88,213
Short-term investments held as reserves	3,014	2,104
Settlement assets	14,244	14,375
	220,921	189,904
Less:
Bank indebtedness	6,445	8,301
Customer reserves and security deposits	93,947	77,574

Net	120,529	104,029

Our portfolio of liquid and investment grade short-term investments consists primarily of U.S. and Canadian dollar denominated discounted and undiscounted notes and bonds.

Working capital, excluding cash and short-term investments held as reserves and cash held in escrow, as at September 30, 2005 was $74.4 million (December 31, 2004 - $64.6 million).

Goodwill and other intangible assets increased by $40.5 million, from $68.5 million as at December 31, 2004 to $109.1 million as at September 30, 2005. This increase resulted from the acquisitions from MCA and UBC (see notes 4(f) and 4(g) to our interim consolidated financial statements).

Customer reserves and security deposits (as described above) as at September 30, 2005 were $94.0 million compared to $77.6 million as at December 31, 2004. Customer reserves and security deposits pertain exclusively to Optimal Payments ($22.1 million) and FireOne Group ($71.9 million).

Shareholders’ equity as at September 30, 2005 was $212.1 million as compared to $176.7 million as at December 31, 2004.

Results of Operations

(Current and comparative figures have been reclassified to reflect the April 2004 disposition of the U-Scan( self-checkout business and the June 2005 sale of the U.S. field maintenance service operations which have been accounted for as discontinued operations.)

Nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004

Revenues from continuing operations increased by $61.0 million, from $58.5 million in the nine-month period ended September 30, 2004 to $119.5 million in the nine-month period ended September 30, 2005. The increase in revenues is due primarily to the following business acquisitions:

•	On April 6, 2004, Terra Payments amalgamated with a wholly-owned subsidiary of ours;
•	On July 1, 2004, Optimal Payments acquired National Processing Services LLC, a Detroit, Michigan-based registered Visa® and MasterCard® independent sale organization;
•	On January 1, 2005, Optimal Payments acquired the operating assets of MCA; and
•	On May 6, 2005, Optimal Payments acquired a portfolio of merchant processing from UBC.

Revenues for the nine-month period ended September 30, 2005 include revenues from the Optimal Payments business segment amounting to $44.6 million, (including $4.2 million of revenue charged to the FireOne Group business segment, pursuant to an inter-company services agreement), revenues from the FireOne Group business segment of $52.4 million and revenues from the hardware maintenance and repair outsourcing services business segment of $26.6 million. For the nine-month period ended September 30, 2004, $31.4 million (before inter-company charges of $1.2 million) was attributed to the Optimal Payments business segment (which included the business now conducted by the FireOne Group business segment) and $28.2 million was attributed to the hardware maintenance and repair outsourcing services business segment.

Transaction processing and service costs increased by $25.2 million, from $37.1 million in the nine-month period ended September 30, 2004 to $62.3 million in the nine-month period ended September 30, 2005. The increase in transaction processing and service costs is due primarily to increased transaction processing activity as a result of organic growth and the business acquisitions as described above. Transaction processing and service costs include the direct costs of providing such services, including interchange for the payments business segment and direct labour, freight charges, consumables and fleet costs for the hardware maintenance and repair outsourcing services business segment.

Amortization of intangibles pertaining to transaction processing and service costs increased by $3.8 million, from $1.7 million in the nine-month period ended September 30, 2004 to $5.5 million in the nine-month period ended September 30, 2005. The increase in amortization is due primarily to the intangible assets acquired from the various Optimal Payments business segment acquisitions, as described above.

Selling, general and administrative (“SG&A”) expenses increased by $14.2 million, from $17.7 million in the nine-month period ended September 30, 2004 to $31.9 million in the nine-month period ended September 30, 2005. The increase in SG&A expenses is due primarily  to the Optimal Payments business segment acquisitions as described above.

Stock-based compensation pertaining to SG&A expense is attributable to the accounting for the fair value of stock options and restricted stock units granted. Stock-based compensation expense for the nine-month period ended September 30, 2005 increased by $4.5 million, from $3.8 million in the nine-month period ended September 30, 2004 to $8.3 million. The increase in stock-based compensation results primarily from restricted share units granted by FireOne Group in 2005.

Operating lease expenses increased by $0.6 million, from $2.4 million in the nine-month period ended September 30, 2004 to $3.0 million in the nine-month period ended September 30, 2005. The increase in operating lease expenses is due primarily to the MCA and UBC acquisitions, as described above.

Amortization of property and equipment increased by $0.4 million, from $1.2 million in the nine-month period ended September 30, 2004 to $1.6 million in the nine-month period ended September 30, 2005. The increase in amortization is due primarily to the MCA and UBC acquisitions, as described above.

On June 30, 2005, we sold the net assets relating to the U.S. field maintenance service operations of our hardware maintenance and repair outsourcing services business segment. As a result of the sale, a goodwill impairment loss of $1.5 million was recorded in the three-month period ended June 30, 2005 to write down goodwill to its estimated fair value.

Investment income increased by $1.5 million, from $1.1 million in the nine-month period ended September 30, 2004 to $2.6 million in the nine-month period ended September 30, 2005. The increase in investment income is due primarily to higher average cash balances and increased interest rates as compared to the prior period.

The gain on the sale of our interest in FireOne Group of $30.4 million resulted from the disposition of 20% of Optimal Group’s ownership interest in FireOne Group. See note 3 to the interim consolidated financial statements.

The provision for income taxes was $7.3 million for the nine-month period ended September 30, 2005 compared to $0.5 million for the nine-month period ended September 30, 2004. The increase in the provision is due to the improvement in our earnings. The significant components of the provision in the current period include the utilization of previously unrecognized tax assets as a result of the sale of our interest in FireOne Group, the non-recognition of certain income tax benefits in our hardware maintenance and repair outsourcing services business segment, as well as the effect of non-deductible stock-based compensation and goodwill impairment in 2005 (see note 12 to our interim consolidated financial statements). In the nine-month period ended September 30, 2004, the income tax provision reflected the non-recognition of certain losses arising in our hardware maintenance and repair outsourcing services business segment.

Net earnings for the nine-month period ended September 30, 2005 were $21.2 million (or $0.85 per diluted share), compared to a net loss of $9.7 million for the nine-month period ended September 30, 2004 (or $0.50 per diluted share).

Underlying earnings from continuing operations before incomes taxes and non-controlling interest were $24.9 million for the nine-month period ended September 30, 2005 compared to underlying earnings from continuing operations before income taxes and non-controlling interest of $2.4 million for the nine-month period ended September 30, 2004. A reconciliation of this non-GAAP financial information is presented in the table below. We supplement our reporting of earnings (loss) from continuing operations before income taxes and non-controlling interest determined in accordance with Canadian and U.S. GAAP by reporting “underlying earnings (loss) from continuing operations before income taxes and non-controlling interest” as a measure of earnings (loss). In establishing this supplemental measure of earnings (loss), we exclude from earnings (loss) from continuing operations before income taxes and non-controlling interest those items which, in our opinion, are not reflective of our underlying core operations.

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

Reconciliation of Non-GAAP Financial Information
(in $000s)
	Nine months ended September 30,
	2005	2004
Earnings (loss) from continuing operations before income taxes and non-controlling interest	36,814	(8,091)
Add (deduct):
Gain on sale of interest in FireOne	(30,411)	-
Goodwill impairment	1,515	-
Restructuring costs	266	925
Inventory write-downs	-	2,931
Stock-based compensation pertaining to selling, general and administrative expenses	8,313	3,832
Amortization of intangibles pertaining to transaction processing and service costs	5,487	1,713
Amortization of property and equipment	1,575	1,239
Foreign exchange loss (gain)	1,343	(127)

Underlying earnings from continuing operations before income taxes and non-controlling interest	24,902	2,422

Three-month period ended September 30, 2005 compared to the three-month period ended September 30, 2004

Revenues from continuing operations increased by $16.5 million, from $28.3 million in the three-month period ended September 30, 2004 to $44.8 million in the three-month period ended September 30, 2005. The increase in revenues is due primarily to the following business acquisitions:

•	On January 1, 2005, Optimal Payments acquired the operating assets of MCA; and
•	On May 6, 2005, Optimal Payments acquired a portfolio of merchant processing from UBC.

Revenues for the three-month period ended September 30, 2005 include revenues from the Optimal Payments business segment amounting to $17.8 million (including $2.0 million of revenue charged to the FireOne Group business segment, pursuant to an inter-company services agreement), revenues from the FireOne Group business segment of $20.0 million and revenues from the hardware maintenance and repair outsourcing services business segment of $9.0 million. For the three-month period ended September 30, 2004, $19.0 million (before inter-company charges of $0.6 million) was attributed to the Optimal Payments business segment (which included the business now conducted by the FireOne Group business segment) and $9.9 million was attributed to the hardware maintenance and repair outsourcing services business segment.

Transaction processing and service costs increased by $5.7 million, from $16.5 million in the three-month period ended September 30, 2004 to $22.2 million in the three-month period ended September 30, 2005. The increase in transaction processing and service costs is due primarily to increased transaction processing activity as a result of organic growth of the business acquisitions as described above. Transaction processing and service costs include the direct costs of providing such services, including interchange for the payments business segment and direct labour, freight charges, consumables and fleet costs for the hardware maintenance and repair outsourcing services business segment.

Amortization of intangibles pertaining to transaction processing and service costs increased by $1.6 million, from $0.9 million in the three-month period ended September 30, 2004 to $2.5 million in the three-month period ended September 30, 2005. The increase in amortization is due primarily to the intangible assets acquired pursuant to the MCA and UBC acquisitions, as described above.

SG&A expenses increased by $5.0 million, from $6.9 million in the three-month period ended September 30, 2004 to $11.9 million in the three-month period ended September 30, 2005. The increase in SG&A expenses is due primarily to the Optimal Payments business segment acquisitions, as described above and to support the growth experienced in our operations.

Stock-based compensation pertaining to SG&A expense is attributable to the accounting for the fair value of stock options and restricted share units granted. Stock-based compensation expense for the three-month period ended September 30, 2005 increased by $1.7 million, from $1.9 million in the three-month period ended September 30, 2004 to $3.6 million. The increase in stock-based compensation in the current period is as a result of $1.7 million of stock-based compensation relating to restricted share units granted by FireOne Group.

Operating lease expenses increased by $0.2 million, from $0.9 million in the three-month period ended September 30, 2004 to $1.1 million in the three-month period ended September 30, 2005.

Amortization of property and equipment increased by $0.1 million, from $0.4 million in the three-month period ended September 30, 2004 to $0.5 million in the three-month period ended September 30, 2005.

Investment income increased by $0.6 million, from $0.5 million in the three-month period ended September 30, 2004 to $1.1 million in the three-month period ended September 30, 2005. The increase in investment income is due primarily to higher average cash balances and increased interest rates as compared to the prior period.

The provision for income taxes was $1.4 million for the three-month period ended September 30, 2005 compared to a provision of $0.5 million for the three-month period ended September 30, 2004. The increase in the provision is due to the improvement in our earnings, the non-recognition of certain income tax benefits in our hardware maintenance and repair outsourcing services business segment, as well as the effect of non-deductible stock-based compensation and goodwill impairment in 2005 (see note 12 to our interim consolidated financial statements). In the three-month period ended September 30, 2004, the income tax provision reflects the non-recognition of certain losses arising in our hardware maintenance and repair outsourcing services business segment.

Net earnings for the three-month period ended September 30, 2005 were $0.5 million (or $0.02 per diluted share), compared to net earning of $0.1 million for the three-month period ended September 30, 2004 (or $0.01 per diluted share).

Underlying earnings from continuing operations before incomes taxes and non-controlling interest were $10.8 million for the three-month period ended September 30, 2005 compared to underlying earnings from continuing operations before income taxes and non-controlling interest of $4.5 million for the three-month period ended September 30, 2004. A reconciliation of this non-GAAP financial information is presented in the table below. We supplement our reporting of earnings (loss) from continuing operations before income taxes and non-controlling interest determined in accordance with Canadian and U.S. GAAP by reporting “underlying earnings (loss) from continuing operations before income taxes and non-controlling interest” as a measure of earnings (loss). In establishing this supplemental measure of earnings (loss), we exclude from earnings (loss) from continuing operations before income taxes and non-controlling interest those items which, in our opinion, are not reflective of our underlying core operations.

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

Reconciliation of Non-GAAP Financial Information
(in $000s)
	Three months ended September 30,
	2005	2004
Earnings from continuing operations before income taxes and non-controlling interest	3,399	1,331
Add (deduct):
Sale of interest in FireOne	167	-
Goodwill impairment	-	-
Restructuring costs	-	-
Inventory write-downs	-	-
Stock-based compensation pertaining to selling, general and administrative expenses	3,579	1,898
Amortization of intangibles pertaining to transaction processing and service costs	2,485	918
Amortization of property and equipment	508	450
Foreign exchange loss (gain)	629	(77)

Underlying earnings from continuing operations before income taxes and non-controlling interest	10,767	4,520

Liquidity and Capital Resources

As at September 30, 2005, we had cash, cash equivalents, short-term investments and settlement assets of $220.9 million (including $22.7 million held as reserves) compared to $189.9 million (including $20.8 million held as reserves and $3.5 million held in escrow) at December 31, 2004. Working capital, excluding cash and short-term investments held as reserves and cash held in escrow as at September 30, 2005, was $74.4 million (December 31, 2004 - $64.6 million). As described above, a significant portion of cash, cash equivalents and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see Overview – Optimal Payments and FireOne Group). As at September 30, 2005, our cash, short-term investments and settlement assets position, net of bank indebtedness and customer reserves and security deposits, was $120.5 million (see Financial Condition section above).

Operating activities generated $42.2 million of cash and cash equivalents in the nine-month period ended September 30, 2005, compared to $4.0 million used in the nine-month period ended September 30, 2004. The increase in cash generated was due to the improvement in net earnings and cash generated from the net change in operating assets and liabilities.

For the nine-month period ended September 30, 2005, cash generated from financing activities was $4.5 million compared to $0.5 million generated in the nine-month period ended September 30, 2004. The increase is due primarily to proceeds of $6.7 million from the issuance of common shares on the exercise of stock options and warrants and the decrease in bank indebtedness of $2.2 million.

For the nine-month period ended September 30, 2005, $49.7 million was generated from investing activities compared to $108.7 million generated in the nine-month period ended September 30, 2004. The decrease in cash generated from investing activities is due primarily to $51.0 million used in the nine-month period ended September 30, 2005 for acquisitions.

We believe that our cash and short-term investments will be adequate to meet our currently anticipated needs for at least the next 12 months.

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

WE ARE SUBJECT TO THE RISK THAT A TAXATION AUTHORITY COULD CHALLENGE CERTAIN FILING POSITIONS WE HAVE TAKEN, AND THAT A SUCCESSFUL CHALLENGE COULD REQUIRE US TO PAY SIGNIFICANT ADDITIONAL TAXES. Although we believe that all filing positions we take in our tax returns are reasonable and appropriate, there is no assurance that a taxation authority will not challenge those positions. Such challenges could include disputing positions taken in connection with the transfer of our online gaming processing business to FireOne Group earlier this year, and the subsequent public offering of a portion of its shares. A challenge to certain filing positions we have taken, if successful despite our best efforts to defend our original position, could result in us being required to pay additional taxes (including penalties and interest) and the amount of such additional taxes could be material to us.

RISKS RELATED TO OUR OPTIMAL PAYMENTS AND FIREONE GROUP BUSINESS SEGMENTS (COLLECTIVELY, “THE PAYMENTS BUSINESSES”)

The Payments Businesses are subject to a number of risks, which, should they materialize, can have a material adverse effect on our business, revenues, operating results and financial condition, including those set forth below:

OUR PAYMENTS BUSINESSES ARE AT RISK OF LOSS DUE TO FRAUD, DISPUTES AND MERCHANT INSOLVENCY. We face risks of loss due to fraud and disputes between consumers and merchants, including the unauthorized use of credit card and bank account information and identity theft, merchant fraud, disputes over the quality of goods and services, breaches of system security, employee fraud and use of our system for illegal or improper purposes.

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

WE MUST COMPLY WITH CREDIT CARD AND CHECK CLEARING ASSOCIATION RULES AND PRACTICES WHICH COULD IMPOSE ADDITIONAL COSTS AND BURDENS ON OUR PAYMENTS BUSINESSES. As a registered party, we must comply with the operating rules of various credit card associations and the National Automated Clearing House Association for checks. The associations' members set these rules. The associations could adopt operating rules with which we might find it difficult or even impossible to comply.

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

WE RELY ON STRATEGIC RELATIONSHIPS AND SUPPLIERS. We have established and will continue to establish relationships with strategic partners and suppliers to help supply, promote and distribute our products and services. We are dependent upon maintaining as well as creating these relationships with strategic partners and suppliers, especially strategic banking relationships. The credit card association members and financial institutions on whom we rely in order to process our electronic transactions have adopted guidelines for the processing of transactions, including Internet gaming transactions. We believe that our operations comply in all material respects with these guidelines. However, credit card association members and financial institutions could nonetheless decide in the future to refuse to process transactions for us, or with respect to FireOne Group, to process Internet gaming transactions generally. Any such decision, when made by a particular credit card association member or financial institution, could be implemented with little or no advance notice to us. Should we not be able to conclude alternative arrangements with other credit card association members or financial institutions within the delays imposed by any such termination, or at all, our ability to carry out payment transactions would be impaired and we may not then be able to continue to carry on our business.

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

OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY IS KEY TO OUR FUTURE GROWTH. We rely primarily upon a combination of copyright, trademark and trade secret laws, non-

disclosure and release of interest in intellectual property agreements and license agreements to establish and protect proprietary rights in our products and technology. The source codes for our products and technology are protected both as trade secrets and as unpublished, unregistered copyrighted works; however, we currently have no patents for our products and technology.

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

OUR STATUS UNDER CERTAIN FINANCIAL SERVICES REGULATIONS IS UNCLEAR. We operate in an industry subject to government regulation. We currently are subject to money laundering regulations and might now or in the future be subject to money transmitter or e-money regulations, in various jurisdictions. If we are found to be in violation of any current or future regulations, we could be exposed to financial liability, including substantial fines which could be imposed on a per transaction basis and disgorgement of our profits; forced to change our business practices; or forced to cease doing business altogether or with the residents of one or more jurisdictions.

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

WE RELY UPON CERTAIN CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR SERVICES REVENUES. Two customers accounted for approximately 25% and 16% of our year to date revenues from our services business, respectively. Any reduction in volume from either of these customers could have a material adverse effect on our services results.

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

As of September 30, 2005 (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

During the three-month period ended September 30, 2005, we issued 9,064 common shares as a result of the exercise of warrants. The proceeds of approximately $0.1 million will be used for general corporate purposes. The holders of the warrants were not located in the United States and were not “U.S. Persons” within the meaning of Regulation S, and, accordingly, the issuances of common shares pursuant to the exercise of the warrants were not subject to the registration requirements of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

The registrant has nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

The registrant has nothing to report under this item.

Item 5.	Other Information

Reporting Status

We were a foreign private issuer under the rules and regulations of the Commission as of September 30, 2005. As in the past, we intend to voluntarily file annual reports on Form 10-K and quarterly reports on Form 10-Q.

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

November 9, 2005	Optimal Group Inc.

By:	/s/	Neil S. Wechsler
Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Gary S. Wechsler

Gary S. Wechsler, Chief Financial Officer

(Principal Accounting Officer)