Form 10-K
OPTIMAL GROUP INC
filed 2006-03-16
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 0-28572.

___________________

OPTIMAL GROUP INC.

(Exact name of registrant as specified in its charter)

Canada	98-0160833
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

___________________

3500 de Maisonneuve Blvd. West, Suite 1700,	(514) 738-8885
Montreal, Quebec, Canada, H3Z 3C1
(Address of principal executive offices and postal code)	(Registrant telephone number, including area code:)

Securities registered pursuant to Section 12(b) of the Act:
Title of class:	None
Securities registered pursuant to Section 12(g) of the Act:
Title of class:	Class “A” shares, no par value

__________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12 b-2 of the Exchange Act (Check one):

Large Accelerated filer ☐ Accelerated Filer ☒ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2005 (computed by reference to the last reported sale price of the Class “A” shares on the Nasdaq Stock Market on such date): $359,819,529. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.

Number of Class “A” shares outstanding at February 28, 2006:	23,247,312

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Each of Optimal, Optimal Group, Optimal Payments, FireOne, FireOne Group and FirePay, and associated logos, are trademarks or registered trademarks of our company or an affiliate of our company.  Visa, MasterCard, U-Scan and all other trademarks appearing in this annual report are the property of their respective owners.

In this Form 10-K, except where otherwise indicated, references to “dollars” or “$” are to United States dollars, references to “Cdn$” are to Canadian dollars, and references to our “common shares” are to our Class ”A” shares.

Our consolidated financial statements are prepared on the basis of generally accepted accounting principles (“GAAP”) in Canada, which is different in some regards from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP in regard to our consolidated financial statements, see note 25 of the notes to our consolidated financial statements, which are included in Item 8—“Financial Statements and Supplementary Data.”

Cautionary Statements Regarding Forward-Looking Statements

This Form 10-K contains certain forward-looking statements. Words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, but are not limited to, statements about our future growth strategies, opportunities and prospects, competitive position and industry environment. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, or those of the markets we serve, to differ materially from those expressed in, or implied by, these forward-looking statements, including:

•	existing and future governmental regulations;

•	general economic and business conditions in the markets we serve;

•	consumer confidence in the security of financial information transmitted via the Internet;

•	levels of consumer fraud, disputes between consumers and merchants and merchant insolvency;

•	our ability to safeguard against breaches of privacy and security when processing electronic transactions;

•	the imposition of and our compliance with rules and practice procedures implemented by credit card and check clearing associations;

•	our ability to adapt to changes in technology, including technology relating to electronic payments systems;

•	our ability to protect our intellectual property;

•	our relationships with our suppliers and the banking associations that we rely upon to process our electronic transactions;

•	disruptions in the function of our electronic payments systems and technological defects; and

•

the other risks, uncertainties, trends and other factors discussed under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Item 1.A. Risk Factors” and “Item 1. Business” and elsewhere in this annual report.

Except as required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in circumstances or any other reason after the date of this annual report.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation. We are relying on the “safe harbor” provisions of the Private Securities Litigation Reform Act in connection with the forward-looking statements included in this annual report.

PART I

ITEM 1.	BUSINESS

Company Overview

Optimal Group Inc. is a leading payments company with operations throughout North America, the United Kingdom and Ireland. We currently operate in three segments. Through Optimal Payments (a segment comprised of Optimal Payments Inc. and its subsidiaries), we process credit card payments for small and medium-sized Internet businesses, mail-order/telephone-order merchants and retail point-of-sale merchants (“SME”), and process electronic checks and direct debits online and by telephone. Through FireOne Group (a segment comprised of FireOne Group plc (London/AIM: FPA.L) and its subsidiaries), we process online gaming transactions through the use of credit and debit cards, electronic debit and through FirePay (www.firepay.com), a leading stored-value, electronic wallet. FireOne Group offers FirePay for non-gaming purchases as well. Through Optimal Services (a segment comprised of Optimal Services Group Inc. and Optimal Robotics Inc.), we provide repair depot and field services to retail, financial services and other third-party accounts.

In 2004 and 2005, we completed a number of acquisitions and dispositions in pursuit of our strategy to reposition our business activities with the goal of enhancing financial results. We believe these transactions have realigned our company into a strong payments and services company with a more balanced and stable business mix. We plan to continue to grow our core payments businesses on a strategic basis. By leveraging our strong balance sheet, we intend to monitor strategic and transactional opportunities that may arise.

Our primary acquisitions and dispositions during 2005 were as follows (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments in Our Business in 2005”):

•

On January 1, 2005, through our Optimal Payments business segment, we acquired of the operating assets of Merchant Card Acceptance Corp. and affiliated companies, Precision Management Consulting Inc. and Merchant Card Interactive Corp. for approximately $3.7 million. Merchant Card Acceptance is an independent sales organization providing Canadian-based merchants with credit card and Interac PIN-based debit card acceptance.

•

On May 6, 2005, through our Optimal Payments business segment, we acquired a portfolio of merchant processing from United Bank Card, Inc. for approximately $44.1 million. The merchant accounts underlying the acquired portfolio represented approximately 15,500 merchant locations across the United States and over $1.5 billion in annual card-present credit and debit card processing volume.

•

On June 2, 2005, FireOne Group plc, our Irish based subsidiary, commenced trading on the London Stock Exchange’s AIM Market under the ticker symbol “FPA” following the public placement of 10 million FireOne Group ordinary shares, representing 20% of FireOne Group’s issued and outstanding share capital. FireOne Group plc and its subsidiaries carry on our activities that relate to the processing of online gaming transactions. The placement price was 241 pence per share, resulting in gross proceeds to our company of £24.1 million (approximately $44.1 million). Our assets relating to the processing of online gaming transactions were transferred to FireOne Group plc and its subsidiaries on May 11, 2005.

•

On October 6, 2005, through our Optimal Payments business segment, we acquired a portfolio of U.S. merchant processing contracts and associated sales channel contracts from Moneris Solutions, Inc. for $18.0 million. The acquired portfolio, comprising approximately 6,500 U.S.-based merchants processing in excess of $1.5 billion of credit card, debit card, and electronic benefits payments, annually, represented a portion of Moneris Solutions’ U.S.-based processing business.

Our Corporate Organization

Our company was formed in 1984 and is incorporated under the federal laws of Canada. We entered the payment business segments through the acquisition of Terra Payments Inc. in April 2004. Our principal office is located at 3500 de Maisonneuve Blvd. West, Suite 1700, Montreal, Quebec, H3Z 3C1, and our telephone number is (514) 738-8885. We have 17 subsidiaries of which the following eight currently carry on regular business: Optimal Payments Inc., a wholly-owned Canadian corporation, Optimal Payments Corp., a wholly-owned Delaware corporation, and Optimal Payments Limited, a wholly-owned United Kingdom corporation, which together form our payment processing group for the SME business segment; FireOne Group plc, a majority-owned Irish corporation, FPA Processing Services Inc., a wholly-owned Canadian subsidiary of FireOne Group plc and FirePay Ltd., a wholly-owned Bermuda subsidiary of FireOne Group plc, which together form our online gaming payment processing business segment; and, Optimal Robotics Inc., a wholly-owned Delaware corporation and Optimal Services Group Inc., a wholly-owned Canadian corporation, which together form our hardware maintenance and repair outsourcing services business segment.

Our Industry Segments

Optimal Payments, our payment processing group for the SME business segment, has a growing presence in the payment processing industry and provides technology and services that businesses require to accept credit card, electronic check and direct debit payments. Optimal Payments processes credit card payments for card-not-present and card-present (or “swipe”) transactions, including Internet businesses, mail-order/telephone-order (MOTO) merchants, and retail point-of-sale merchants. Optimal Payments also processes checks and direct debits online and by telephone.

FireOne Group, our online gaming payment processing business segment, provides the operators of online gaming operations and their customers with a secure, convenient and cost-effective system to transfer funds. FireOne Group processes online gaming transactions through the use of credit and debit cards, electronic debit and through FirePay (www.firepay.com), a leading stored-value, electronic wallet. FireOne Group offers FirePay for non-gaming purchases as well.

Optimal Services, our hardware maintenance and repair outsourcing services business segment, offers its customers a single-source solution for many of their computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. Optimal Services also provides multi-vendor parts repair, refurbishment and inventory management services as part of its logistics services portfolio. Optimal Services delivers services through its repair depots and through an extensive field service organization maintained throughout Canada.

Our Payment Processing Business Segments

Our Services

Optimal Payments. Optimal Payments provides technology and services that businesses require to accept credit card, electronic check and direct debit payments. We process credit and debit card payments for card-not-present and card-present transactions, including Internet businesses, mail-order/telephone-order merchants and retail point-of-sale merchants.

For those merchants wanting to accept payments in a card-not-present environment, we provide them with the technology to integrate into their website, training, on-going technical support, risk management to help detect and prevent fraudulent transactions, real-time online reporting and administrative tools and settlement services.

For those merchants wanting to accept payments in a card-present environment, we provide them with the necessary hardware, training and on-going technical support. Settlement services for these merchants are provided by third-party processors on an outsourced basis.

FireOne Group. FireOne Group provides technology and services that businesses require to accept credit card, electronic check and direct debit payments. In particular, FireOne Group provides merchants with the technology to integrate into their website, training, on-going technical support, risk management to help detect and prevent fraudulent transactions, real-time online reporting and administrative tools and settlement services.

Our consumer product, FirePay, is an electronic wallet/stored value offering used for general e-commerce and online gaming. FirePay is an electronic account for consumers that can be securely funded from electronic checks drawn on U.S. or Canadian financial institutions, and can be spent at many Internet sites of merchants who have subscribed to our service. This solution allows consumers to pay for products and services on the Internet without having to divulge sensitive bank account information to merchants. Consumers receive transaction confirmations by e-mail and can access their accounts any time they are connected to the Internet.

Our Competitive Strengths

The principal competitive strengths of our payment processing business segments are:

•       The strength of our proprietary risk management expertise. Our proprietary risk management expertise helps to reduce the inherently higher level of risk associated with processing credit card and electronic check payments received by Internet or telephone. Our proprietary risk management tools and processes are designed to handle a wide variety of transactions, the performance profiles of which vary. These transactions may originate from consumers (authorization and purchase), merchants (settlement and credit) or internal users (query). The greatest proportion of these transactions is initiated by the consumer, since there are comparatively more consumers than there are merchants, and since merchant transactions relate to previously submitted consumer transactions. With this knowledge, we have developed a unique proprietary transaction processor with an emphasis on the easy handling of customer-submitted authorization and purchase transactions.

•       We maintain reserves to reduce our exposure. To mitigate our risk exposure, we retain a portion of amounts owed to certain merchants (based on processing dollar volume) for a six-month period to cover potential merchant credit losses, which can arise as a result of, among other things, disputes between consumers and merchants or credit card and check clearing association fines related to chargeback activity. The aggregate amount withheld is referred to as “held as reserves” and our liability to refund our customers is included in the line item “Customer reserves and security deposits” on the balance sheet contained in the consolidated financial statements included in this Form 10-K. In the case of a dispute between a merchant and its customer, if the dispute is not resolved in the merchant’s favour, the disputed transaction amount is refunded to the merchant’s customer and charged back to us. If we are unable to collect a chargeback amount from the merchant, we bear the credit risk for this amount. As a result, our acquiring processing suppliers require us to maintain certain amounts with them as reserves. Amounts withheld by our acquiring processing suppliers as reserves are included in cash and short-term investments on our balance sheet as “held as reserves”. For merchants who use our services, we withhold reserves to help offset our exposure to chargebacks. The reserves are collected and refunded on a rolling basis. As new transactions are processed, we withhold a portion as the reserve, while at the same time refunding previously withheld reserves for which the six-month period has expired.

•       We maintain a proprietary transaction processing platform that we can tailor to meet the needs of our customers. We have developed our own proprietary transaction processing technology, which has given us the flexibility to tailor our offerings to the needs of our merchants and internal users. Our network operations center is mission critical, fully redundant and benefits from automated 24/7 network monitoring. Our transaction processing engine includes an Internet merchant account, payment gateway, real-time authorization, risk management and fraud protection, as well as back-end reporting tools that help merchants manage their operations. Our electronic payment services can be integrated into a merchant’s existing business systems. We have invested significantly in our technology and we believe that the barriers to entry are high, particularly in the online gaming and SME card-not-present processing industries.

•       We provide dedicated customer service. Our internal account management staff is focused on meeting the needs of our merchant customers. Our online gaming and larger SME customers are assigned an account manager, with a view to ensuring that merchants’ expectations are met or exceeded. For card-not-present merchants, we understand the importance of 24/7 uptime, therefore our account managers ensure their availability and timely responses to any merchant inquiries.

•       Optimal Payments offers merchants comprehensive payment processing solutions. Optimal Payments is able to provide merchants with both card-present and card-not-present processing options, risk management expertise, multi-currency and multiple payment methods, specifically pertaining to card-not-present transactions, a proprietary processing technology platform, specifically pertaining to our card-not-present transactions, and a focus on customer care.

As we offer both card-present and card-not-present payment processing solutions, we offer merchants the simplicity of having one supplier for both of these offerings, reducing the administration burden of having multiple payment processing suppliers and helping to allow merchants to focus on their core business.

•       Our FirePay wallet is a well-recognized payment option for online gaming transactions. The FirePay wallet has been widely adopted by consumers and is an often-used payment option for most online gaming merchants. Consumers benefit from the flexibility provided by FirePay, as they are able to easily transfer funds to and from merchants. Merchants benefit from the risk management expertise inherent in the offering. For merchants requiring a higher threshold of financial risk mitigation, we offer the FirePay wallet on a guaranteed basis, under which the merchant does not absorb the costs of non-recovery, such as for fraudulent transactions or other forms of consumer default, as they essentially outsource their risk management function to us.

Our Business Strategy

To continue to grow our business, our strategy is to focus on providing merchants with the ability to process a variety of electronic transactions, including both card-present (in the case of Optimal Payments) and card-not-present credit and debit transactions.

Key elements of our business strategy include:

•

continuing to strive to enhance our risk management capabilities and solutions for our merchant customers and for the consumer users of our FirePay stored value, electronic wallet. In late 2004, we introduced our guaranteed service to merchant customers in our online gaming payment processing business segment, whereby, for a fee, we underwrite the risk associated with consumer default in respect of payments made by means of our FirePay wallet;

•	expanding our merchant customer base in our payment processing for the SME business segment;

•	expanding the currency options in our online gaming payment processing business segment;

•	expanding the geographical availability of the FirePay wallet into new territories. In 2005, FirePay was made available in Canadian dollars to Canadian consumers.

With our existing infrastructure and supplier relationships, we believe that we can accommodate expected industry growth. We believe that our available capacity and infrastructure will allow us to take advantage of operational efficiencies as we grow our processing volume.

Our Customers

Our customers include merchants, as well as consumers who utilize FireOne Group’s FirePay offering. Optimal Payments provides services to over 30,000 small- to medium-sized merchants. FireOne Group has developed a niche in processing transactions for Internet gaming merchants.

Suppliers

Our key suppliers are our transaction processing suppliers, primarily financial institutions. These financial institutions are members of the Visa and MasterCard credit card associations and the National Automated Clearing House Association. These relationships provide us with the ability to connect to the various payment networks. We have multiple relationships, enabling us to process various types of transactions in various geographic regions.

Sales and Marketing

Optimal Payments. Optimal Payments’ sales efforts are initiated through direct sales, independent sales agents and strategic partnerships. We employ an in-house sales force whose focus is to sell our full range of products and services directly to merchants. As part of our sales and marketing strategy, we have entered into numerous agreements with independent sales agents. These agents refer merchants to us in return for a commission based on processing volume. In addition, we utilize a distribution mechanism that relies on various strategic partnerships, alliances and ‘‘leveraged distribution agreements’’. The partnership agreements that we enter into are designed to attract larger numbers of merchants toward our offerings, with a view to growing our core transaction processing base and generating transaction fee revenues.

Optimal Payments generates revenues primarily from fees charged to merchants for processing services. Fees charged to merchants typically include a discount rate, based upon a percentage of the dollar amounts processed, and a variety of fixed transaction fees. Merchant fees are based upon the merchant’s transaction volume and risk profile. Revenue is recognized at the time the transaction is performed. Where we are the primary party responsible for providing processing services, revenue is recorded on a gross basis and amounts paid to the acquiring processing supplier are recorded as part of our transaction processing expenses. Where we are not the primary party in providing a merchant with processing services, we record revenue net of amounts paid to the acquiring processing supplier.

FireOne Group. FireOne Group’s merchant sales efforts are initiated and maintained by account managers. Our account managers maintain close relations with our merchant customers to ensure a high level of service. Our FirePay consumer user base is supported through our 24/7 customer service team.

FireOne Group generates revenues primarily from fees charged to merchants for processing services. Fees charged to merchants typically include a discount rate, based upon a percentage of the dollar amounts processed, and a variety of fixed transaction fees. Merchant fees are based upon the merchant’s transaction volume and risk profile. We also derive revenue from fees charged to consumers who utilize our FirePay stored-value offering. Consumer fees are based on fixed transaction amounts. Revenue is recognized at the time the transaction is performed.

Research and Development

We recognize the importance of having access to leading technology in order to be able to develop advanced products for our customers, independent sales agents and for our own internal use. To this end, we maintain a team of development engineers, quality assurance professionals and technical code writers. As of December 31, 2005, approximately 55 employees were engaged in such activities.

Government Regulation

As electronic commerce in general and most of the card-not-present services that we offer are relatively new developments, the manner in which existing state, provincial, federal and foreign government regulations may be applied is uncertain and difficult to predict.   Due to the relatively recent development of Internet gaming, there are few laws or regulations that deal directly with Internet gaming payment processing and there is uncertainty as to the legal status of Internet gaming. While some jurisdictions have adopted or are in the process of reviewing legislation to regulate Internet gaming, other jurisdictions have enacted or propose to enact legislation in an attempt to restrict or prohibit Internet gaming. For example, in the United States for the past several years there have been conflicting efforts to clarify the status of Internet gaming. The impact of those efforts cannot be predicted. Should the United States government decide to enact legislation making the funding of Internet gaming activities by U.S. residents unlawful, it would have a significant negative impact on our FireOne Group business segment. As a result, we intend to continue to invest in the diversification of our revenue base in an effort to continue to lessen our reliance on Internet gaming payments from U.S. residents.

Competition

We believe that the payments markets are growing at a meaningful rate. Companies that either have developed or are developing product offerings in competition with our Optimal Payments business segment include iPayment Inc., Heartland Payments Systems, Inc., PayPal Inc., TeleCheck International Inc., TransFirst Holdings Inc. and WorldPay plc. Companies that either have developed or are developing product offerings in competition with our FireOne Group business segment include NETeller PLC, WireCard GmbH, Gateway Financial Services Ltd. and Citadel Commerce Corp. Certain of our competitors are larger and have greater financial, technical and other resources than we do.

Intellectual Property

We regard our software as proprietary and attempt to protect it, where applicable, with copyrights, trade secret measures and nondisclosure agreements. Despite these protections, it may be possible for competitors or users to copy aspects of our intellectual property or to obtain information that we regard as trade secrets. Existing copyright laws afford only limited practical protection for computer software. The laws of foreign countries generally do not protect our proprietary rights in our products to the same extent as the laws of the United States, Canada, the United Kingdom and Ireland. In addition, we may experience more difficulty in enforcing our proprietary rights in certain foreign jurisdictions.

Employees

As of December 31, 2005, we employed approximately 250 full time employees (180 in Optimal Payments and 70 in FireOne Group). Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.

Our Hardware Maintenance and Repair Outsourcing Services Business Segment

Our Services

Optimal Services provides hardware maintenance and repair outsourcing services for various types of hardware, both at the customer’s site and at our own depot repair facilities. In addition, we provide our customers with logistics management services for their equipment.

In Canada, for those customers requiring on-site service, when hardware under contract requires maintenance or repair, we dispatch a qualified technician to either repair or, as required, exchange the equipment. If the service call results in the hardware being exchanged, the defective unit is returned to our depot repair facility for repair or destruction, as instructed by our customer. In remote locations, we offer service through independent service companies with whom we have contracted and who are trained and certified by us.

For those customers who do not require on-site service, but do require maintenance and repair, we provide service within our depot repair facilities (see “Item 2. Description of Properties – Facilities” below).

Our Competitive Strengths

In the hardware services market, competition among providers, both original equipment manufacturers (“OEMs”) and independent service organizations, is intense. We believe that the primary competitive factors in the hardware services industry are the quality of a company's services, the ability to service a wide range of products supplied by a variety of vendors, the geographic coverage of a company's services and the cost to the customer of those services. We believe that customers are increasingly looking for service providers capable of providing a single-source solution for their increasingly complex multi-vendor systems.

We believe that Optimal Services’ widespread service coverage, call management system and comprehensive equipment repair capabilities offer all the advantages of a high quality service provider. Our customers benefit from a dedicated project management team, web-based solutions and sophisticated tracking tools.

We offer our customers a single-source solution for many of their computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. We also provide multi-vendor parts repair and refurbishment and inventory management services as part of our logistics services portfolio.

Our Business Strategy

Optimal Services’ principal business strategy is to provide a service solution that will not only meet, but exceed customer needs. All elements of our business are designed to minimize client hardware concerns. We continue our efforts to grow organically.

Our Customers

Our customer base is comprised primarily of Canadian companies that prefer to have their hardware maintained and repaired by an outsourced third party provider.

Our most significant hardware maintenance and repair outsourcing services customers are financial institutions, retailers, government agencies and OEMs.

Suppliers

Repair and replacement parts for our hardware maintenance and repair outsourcing services segment are generally purchased from a number of suppliers without dependence on any one supplier. From time to time we will have only a single supplier for a particular part.

Sales and Marketing

Optimal Services’ primary source of revenue is contracted computer maintenance and technology support services. These contracts typically have a stipulated monthly fee over a fixed initial term, and continue thereafter unless canceled by either party. In addition, we enter into per-incident contracts with customers. Per-incident contracts can cover a range of services for computer maintenance or support services or can be for a specific service. Another form of per-incident service revenue is time and material billings for services provided on an "as needed" basis, principally for maintenance and repair.

We also derive revenue from the repair of hardware and components at our logistics services and repair depot facilities. Pricing of these services is based on various factors, including equipment failure rates and costs of parts and labor. We typically customize our contracts to the customer based upon the nature of the customer’s requirements, the term of the contract and the services to be provided. Revenue is recognized upon the completion of services performed on a per-incident basis and ratably for contracts under which we charge a monthly fee.

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

Competition

Competition for our service offerings is significant and similar offerings are available from many other service providers, including some OEMs that maintain their own internal service organization. Certain of our competitors are larger and have greater financial, technical and other resources than we do.

Employees

As of December 31, 2005, Optimal Services employed approximately 600 full time employees. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.

Financial Information About Segments and Geographic Areas

See note 21 of the notes to our consolidated financial statements, which are included in Item 8 – “Financial Statements and Supplementary Data.”

Where You Can Find Additional Information

We are required to furnish to our shareholders annual reports containing audited consolidated financial statements certified by our auditors and quarterly reports containing unaudited financial data for the first three quarters of each fiscal year following the end of the respective fiscal quarter. We prepare our consolidated financial statements in accordance with accounting principles which are generally accepted in Canada with a reconciliation to accounting principles generally accepted in the United States.

You may request a copy of these filings at no cost, by writing or telephoning us at the following address or telephone number:

Optimal Group Inc.

3500 de Maisonneuve Boulevard West

Suite 1700

Montreal, Quebec, H3Z 3C1

Tel: (514) 738-8885

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

ITEM 1A.	RISK FACTORS

An investment in our common shares involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks. The trading price of our common shares could decline due to any of these risks or other factors, and you may lose all or part of your investment. The risks described below are those that we currently believe may materially affect us.

Our business depends upon the services of key personnel.

Our ability to successfully integrate acquisitions and to grow our business depends upon the services of a few key personnel, the loss of any of whom could adversely affect our business and overall results of operations. The loss of key personnel or damage to their reputations could adversely affect our relationships with our strategic service providers, which would adversely affect our business.

We may be unable to find suitable acquisition candidates and we may not be able to successfully integrate businesses we acquire into our operations.

Our growth strategy might include acquiring other businesses. However, we may not be able to identify and acquire targeted businesses or, to the extent required, obtain financing for such acquisitions on satisfactory terms. Integrating acquired businesses into our operations may also involve unforeseen difficulties and may require a disproportionate amount of resources and management attention. Acquisitions involve a number of special risks, including:

•	the time and expense associated with identifying and evaluating an acquisition,
•	the diversion of management's attention from day-to-day operations,
•	the difficulty in integrating widely dispersed operations with distinct corporate cultures,
•	the potential loss of key employees of the acquired company,
•	the difficulty of incorporating acquired technologies successfully,
•	the potential impairment of relationships with employees, clients and strategic partners, and
•	the inability to maintain uniform standards, controls, procedures and policies.

Customer satisfaction or performance problems at a single acquired business could adversely affect the reputation of our entire business. Future acquisitions may be financed through the issuance of common shares, which may dilute the ownership of our shareholders, or through the incurrence of indebtedness. Acquisitions may also result in significant charges to earnings. Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of making acquisitions or making suitable acquisitions more difficult to find.

We are subject to the risk that a taxation authority could challenge certain filing positions we have taken, and that a successful challenge could require us to pay significant additional taxes.

Although we believe that all filing positions we take in our tax returns are reasonable and appropriate, there is no assurance that a taxation authority will not challenge those positions. Such challenges could include disputing positions taken in connection with the transfer of our online gaming processing business to FireOne Group in 2005, and the subsequent public offering of a portion of the FireOne Group plc ordinary shares. A challenge to certain filing positions we have taken, if successful despite our best efforts to defend our original position, could result in us being required to pay additional taxes (including penalties and interest) and the amount of such additional taxes could be material to us.

Our payments businesses are at risk of loss due to fraud, disputes and merchant insolvency.

We face risks of loss due to fraud and disputes between consumers and merchants, including the unauthorized use of credit card and bank account information and identity theft, merchant fraud, disputes over the quality of goods and services, breaches of system security, employee fraud and use of our system for illegal or improper purposes. When a consumer pays a merchant for goods or services using a credit card and the cardholder disputes the charge, the amount of the disputed item gets charged back to us and the credit card association may levy fees against us. Chargebacks may arise from the unauthorized use of a cardholder's card number or from a cardholder's claim that a merchant failed to perform. Disputes may also arise when a consumer pays a merchant for goods or services using a check and the financial institution returns the check. In addition, if our chargeback or dispute rate becomes excessive, credit card and check clearing associations may require us to pay fines and have done so in the past. There is a risk that we may be required to pay fines in the future and the amount of such fines may be material. While we attempt to recover from the merchant the amount charged back and the amount of fines imposed upon us by credit card and check clearing associations, we may not always be successful in doing so for various reasons, such as merchant insolvency.

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

We cannot assure that the use of applications designed for data security and integrity will address changing technologies or the security and privacy concerns of existing and potential customers. Although we require that our agreements with service providers who have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, there can be no assurance that these contractual measures will prevent the unauthorized disclosure of merchant or customer data. If we are unable to protect the security and privacy of our electronic transactions and data, our business volume and profitability will be materially adversely affected.

Our payments systems might be used for illegal or improper purposes.

Despite our measures to detect and prevent identity theft, unauthorized uses of credit cards and similar misconduct, our payments systems remain susceptible to potentially illegal or improper uses. These may include illegal Internet gaming, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures that we have taken to detect and lessen the risk of this kind of conduct, we cannot be assured that these measures will succeed. Illegal or improper use of our payments systems may lead to increased government regulation of us or other legal consequences which may have an adverse impact on our operations and profitability.

We must comply with credit card and check clearing association rules and practices, which could impose additional costs and burdens on our payments businesses.

As a registered party, we must comply with the operating rules of various credit card associations and the National Automated Clearing House Association for checks. The associations' members set these rules. The associations could adopt operating rules with which it may be difficult or impossible for us to comply. In addition, cases of fraud or disputes between consumers and merchants can result in chargebacks. If our chargebacks or disputes become excessive, our processing suppliers could fine us or terminate our ability to accept credit cards or checks for payments. The termination of our relationship with credit card or check clearing associations, or acquiring banks, would limit our ability to provide transaction processing services.

We may not be able to develop new products that are accepted by our customers.

The success of our electronic payments operations depends upon acceptance of our technology. It is possible that we may experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, or that our new products and enhancements will not be introduced in a timely fashion or will not adequately meet the requirements of the marketplace and achieve market acceptance.

The failure of our systems, the systems of third parties or the Internet could negatively impact our business systems and harm our reputation for reliability.

Computer viruses, disgruntled or rogue employees, electronic break-ins, power losses, telecommunications failures, security breaches, natural disasters and similar events could damage or disrupt the function of our systems and those of third parties upon whom we rely, such as bank processing and credit card systems. Our businesses and reputation could be adversely affected if these systems were disabled by any of these occurrences. Our existing or future insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in these systems.

Higher transaction volumes may require us to expand and upgrade our technology, transaction processing systems and network infrastructure. We could experience periodic, temporary capacity constraints, which may cause unanticipated system disruptions, slower response times and lower levels of customer service. We may be unable to accurately project the rate or timing of increases, if any, in the use of our services or to expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.

Users of electronic payment services are particularly concerned about the security of transmissions over public networks. Individuals may attempt to circumvent the measures that we take to protect customer transaction data. Security breaches that result in the disclosure of proprietary information, such as bank account or credit card information, could damage our reputation and expose us to a risk of loss, litigation and possible liability.

In order to prepare for certain types of system problems, our payments business segments have developed and are testing formal disaster recovery plans and our hardware services business segment has developed a formal disaster recovery plan, however, there is no assurance that any disaster recovery plan that we might implement will protect us from all possible system failures.

Increasing government regulation of Internet commerce could make it more costly or difficult to conduct our businesses.

As Internet commerce continues to develop, it may become the subject of increasing government regulation. Much of the current legislation relating to commercial transactions pre-dates and may be incompatible with Internet electronic commerce. Well-established financial institutions and credit card companies may be able to influence the development of regulations that prioritize their interests to our detriment. Regulators may choose to enact or enforce legislation that restricts our operations and other aspects of the electronic commerce market. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel and personal privacy apply to the Internet.

Existing legislation in Canada, the United States and abroad regulates communications or commerce specifically. However, the application of such laws in the context of the Internet and electronic commerce is uncertain. Laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation and the characteristics and quality of online products and services are under consideration by federal, provincial, state, local and foreign governments and agencies.

In the United States, several telecommunication companies have petitioned the Federal Communications Commission to regulate ISPs and online service providers. The Federal Trade Commission and government agencies in certain states of the United States have been investigating Internet companies’ use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced affecting the way in which we do business or if these agencies choose to investigate our privacy practices.

New laws or regulations relating to the Internet, or applications or interpretations of existing laws, that decrease the growth in the use of the Internet or demand for our electronic commerce services, or that increase the costs associated with providing such services or transmitting data over the Internet could adversely affect our results of operations.

If our relationships with our banking partners deteriorated, our ability to process transactions could be impaired or halted.

We rely on strategic partnerships and suppliers to help supply, promote and distribute our products and services. We particularly depend upon our strategic banking relationships. The credit card association members and financial institutions that process our electronic transactions have adopted guidelines that apply to these and Internet gaming transactions. While we believe that our operations comply with these guidelines, credit card association members and financial institutions could nonetheless decide in the future to refuse to process transactions for us, or with respect to FireOne Group, to process Internet gaming transactions generally. Such a decision could be implemented with little or no advance notice to us. If such a situation occurred and we were not able to conclude alternative arrangements with other credit card association members or financial institutions, our ability to carry out payment transactions could be impaired or even halted.

It may be difficult or costly to enforce our rights with respect to assets held in foreign jurisdictions.

Certain of our suppliers’ processing agreements require us to maintain cash reserves with such suppliers. In some instances, these suppliers are located in overseas jurisdictions, including the Caribbean and Europe. If a processing supplier does not release our reserves in accordance with its contractual obligations, we will be required to take legal action within that foreign jurisdiction. Recovering funds held as reserves through legal action in foreign jurisdictions could be costly and difficult and the diversion of resources required to pursue the funds could negatively impact our financial condition and results of operations.

Our intellectual property rights may be infringed by unauthorized third parties.

We rely upon a combination of copyright, trademark and trade secret laws, non-disclosure and release of interest in intellectual property agreements and license agreements to establish and protect our proprietary rights in our products and technology. The source codes for our products and technology are protected both as trade secrets and as unpublished, unregistered copyrighted works. However, we currently have no patents for our products and technology.

Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently. Policing unauthorized use of our products and services is and will continue to be difficult, particularly in light of the global nature of our operations, and the laws of other jurisdictions may offer us little or no effective protection of our intellectual property rights. We rely in part on "on-screen" licenses, which are not manually signed by end-users and, therefore, may be unenforceable under some laws. We may bring litigation proceedings to enforce our intellectual property rights; however, such litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources.

In addition, there is no assurance that our products and services are not within the scope of intellectual property rights held by others, either now or in the future. If a claim is asserted against us by a third party, we may be forced to seek a license from that third party for the use of the applicable intellectual property. Such a license, if required, may not be available on reasonable terms or at all.

We operate in a competitive market for our products and services.

Our potential competitors in our payments businesses include credit card association members, financial institutions, payment processors and other entities, some of which may have greater financial resources than we do, more firmly entrenched market positions or greater brand recognition. These potential competitors may require that their own technology, rather than the technology of third parties such as us, be used in connection with their payment mechanisms. Competition is likely to intensify as our market develops and matures, which could result in downward pressure on our prices, reduce our margins and erode our market share.

We may not be able to identify, develop, manufacture, market or support new products or offer new services that appeal to our customers as fast as our competitors will or that will respond effectively to technological changes or product innovations by our competitors. If we fail to anticipate or respond adequately to technological developments and customer requirements or experience significant delays in product developments or roll-outs, we may lose our market share and our revenues could be adversely affected.

In addition, competition among hardware support service providers, both OEMs and independent service organizations, is intense. We believe that a significant portion of industry hardware maintenance services is currently serviced by OEM service organizations. The remainder of the technology support services market is serviced by a small number of larger, independent companies, such as our Optimal Services business segment, offering a broader range of service capabilities, as well as numerous small companies focusing on narrower areas of expertise or serving limited geographic areas.

In many instances, OEM service organizations have greater resources than we do, and, because of their access to the OEM’s engineering data, may be able to respond more quickly to servicing equipment that incorporates new or emerging technologies. OEM service organizations sometimes have a cost and timing advantage over us because we must first develop or acquire from another party the required support items before we can provide services for that equipment. An OEM’s cost advantage, the unavailability of required support items or various proprietary rights of the OEM may preclude us from servicing certain products.

We rely upon non-exclusive arrangements with independent sales agents to acquire and retain our customers.

In addition to our internal sales and marketing efforts, we rely upon independent sales agents to acquire and retain our customers. Our arrangements with these independent sales agents are non-exclusive. Our sales agents may enter into arrangements with our competitors that provide preferential treatment to our competitors or they may terminate their arrangements with us. If we fail to maintain strong relationships with our independent sales agents or fail to provide our independent sales agents with sufficient incentives to motivate their sales efforts, our customer base may not expand.

Our products and services are based on sophisticated technology, which may be negatively affected by technological defects and product development delays.

Products and services based on sophisticated technology and computing systems often encounter development delays, and the underlying technology may contain undetected errors or failures when introduced or when the volume of services provided increases. We may experience delays in the development of our products or the technology and computing systems underlying our services, such as our transaction processing services. In addition, despite testing, it is possible that our technology may nevertheless contain errors, and this could delay product launches and innovations and damage our customer relations.

If our encryption technology fails to ensure secure electronic commerce transactions, we may become subject to liabilities and our customers may stop using our products and services.

A significant element of electronic commerce and communication is the secure transmission of confidential information over public networks. Our electronic commerce software uses encryption and authentication technology to effect the secure transmission of confidential information. Although we strive to use only proven applications for premium data security and integrity to process electronic transactions, there can be no assurance that use of these applications will be sufficient to address changing market conditions or developments in technology or the security and privacy concerns of our existing and potential clients. A security or privacy breach may cause our clients to lose confidence in our services, deter clients from using our services, harm our reputation, expose us to liability, increase our expenses from potential remediation costs and decrease market acceptance and growth of our product offerings.

We are subject to exchange rate fluctuations between the U.S. dollar and the Canadian dollar.

The majority of our revenues are generated in U.S. dollars and a significant portion of our expenses is incurred in Canadian dollars. A fluctuation in the value of the Canadian dollar relative to the U.S. dollar may result in variations in our revenues and earnings. We have not implemented a currency hedging program.

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

The legal status of Internet gaming is uncertain. Future regulation may make it costly or impossible for us to continue processing transactions for gaming merchants, and reports of regulatory initiatives that are unfavorable to us may adversely affect the trading price of our common shares.

Due to the relatively recent development of Internet gaming, there are few, if any, laws or regulations that deal directly with payment processing for Internet gaming transactions.  The legal status of Internet gaming itself is uncertain. While some jurisdictions have taken the position that Internet gaming is legal and have adopted or are in the process of reviewing legislation to regulate Internet gaming, other jurisdictions have taken the opposite view and enacted legislation to attempt to restrict or prohibit Internet gaming. For example, in the United States there have been conflicting efforts to clarify the legal status of Internet gaming. The impact of those efforts cannot be predicted. To date, no legislation on the subject has successfully passed the U.S. Congress and become law. Should the United States government decide to enact legislation making the funding of Internet gaming activities by U.S. residents unlawful, it may have a significant negative impact on us. From time to time reports about regulatory initiatives that would be unfavorable to our business have had a swift and negative impact on the trading price of our common shares, and our common shares may experience trading price volatility in the future due to such reports. In addition, since we derive a substantial portion of our revenue from processing transactions for Internet gaming, we may be exposed to governmental investigations or lawsuits initiated by the public in jurisdictions where Internet gaming is restricted or prohibited. Any adverse findings or rulings rendered against us in such jurisdictions could have a material adverse effect on our business, revenues, operating results and financial condition. Any future legal proceedings against us relating to Internet gaming could involve substantial litigation expense, penalties, fines, injunctions or other prohibitions being invoked against us or others and the diversion of the attention of key executives. The outcome of any litigation cannot be predicted.

Our status under certain financial services regulations is unclear.

We operate in an industry subject to government regulation. We currently are subject to money laundering regulations and might now or in the future be subject to money transmitter or electronic money regulations, in various jurisdictions. If we are found to be in violation of any current or future regulations, we could be exposed to financial liability, including substantial fines which could be imposed on a per transaction basis and disgorgement of our profits; forced to change our business practices; or forced to cease doing business altogether or with the residents of one or more jurisdictions.

We bear consumer risk in relation to our guaranteed FirePay wallet offering.

We offer our FirePay wallet service to our merchant customers on a guaranteed and a non-guaranteed basis. Merchants have the option of electing to receive funds from consumers (through the FirePay wallet) which are free of any risk of consumer default. There can be no assurance that our risk management process will enable us to price our guaranteed service on terms that are favorable to us. Our failure to price the guaranteed service accurately could have a material adverse effect on our financial results because we guarantee the customer’s payment.

Our contracts for our hardware services segment may not be renewed or may be reduced.

Consistent with recent trends, we may experience reductions in our contract-based revenue as customers eliminate certain equipment or services from coverage under their contracts. Among the principal reasons for decreases in contract-based revenue are the replacement of the equipment being serviced with new equipment covered under a manufacturer's warranty, elimination of equipment subject to service coverage due to obsolescence or a customer's determination (based on cost, quality and scope of services) to utilize a competitor's services or to move technical support services in-house. There can be no assurance that we will be able to offset or turn around reductions in our contract-based hardware services revenue.

We rely upon two customers for a significant portion of our hardware services revenues.

Two of our customers accounted for approximately 32% and 25% of our 2005 revenues from our hardware services business, respectively. Any reduction in volume from either of these customers could have a material adverse effect on our hardware services results.

Our hardware services business is affected by computer industry trends.

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

Our hardware services business operates in a market subject to rapid technological change.

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

The per incident revenues in our hardware services business are variable.

Per incident revenues, which consist primarily of revenues from services performed for customers on an “as requested” basis (e.g., projects, help desk services, parts repair, installations and moves, installation and de-installation of computer equipment), are subject to monthly variation due to the nature of per incident revenue transactions. It is difficult for us to estimate the impact or amount of future per incident revenues because per incident revenues are dependent on customer demand, which fluctuates based upon various factors such as competition and customers' use of internal employees. We may not be able to generate significant amounts of per incident revenue in the future.

Our hardware services business relies on single suppliers for some of our inventory.

Spare parts purchases are made from OEMs and other vendors. From time to time, we will have only a single supplier for a particular part, which, in some cases, may be the OEM for such spare part. Should a supplier be unwilling or unable to supply any part or component in a timely manner, our business could be adversely affected.

We may not be able to accurately predict the inventory requirements of our hardware services business.

In order to ensure adequate service levels for our customers, we are required to maintain a high volume of spare parts for extended periods of time. A decrease in the demand for our maintenance services or rapid changes in technology could result in a substantial portion of our spare parts becoming excessive, obsolete or otherwise unusable, thereby giving rise to write-offs.

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

We may be subject to additional litigation stemming from our operation of the U-scan self-checkout business.

In 2004, we settled an action alleging that the U-Scan self-checkout systems that we marketed infringed upon the claimant’s patent. A second party has sent demand letters to us alleging a different patent infringement (see; Item 3 – Legal Proceedings). We may in the future be subject to other litigation relating to our prior involvement in the self-checkout business. Defending against such litigation may be time consuming, expensive and distracting from the conduct of our current businesses, and the outcome of litigation is difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have nothing to report under this item.

ITEM 2.	DESCRIPTION OF PROPERTIES

Facilities

Our corporate headquarters are located in approximately 6,000 square feet of leased space at 3500 de Maisonneuve Blvd West, Montreal, Quebec under a lease that expires on October 30, 2010.

Optimal Payments is located in approximately 30,000 square feet of leased space at 3500 de Maisonneuve Blvd West, Montreal, Quebec, under a lease that expires on October 30, 2010. Our payments business segment also has a development office in Hull, Quebec, and sales offices in Markham, Ontario, Houston, Texas, Bloomfield Hills, Michigan, Hartland, Wisconsin, Miami, Florida and Cambridge, England

FireOne Group plc is located in approximately 5,600 square feet of leased space at Ground Floor, Block 10D, Park West Business Park, Dublin, Ireland under a lease that expires on August 19, 2030. The lease is cancellable after each 5 year period.

Optimal Services is headquartered at 7350 Trans Canada, Montreal, Quebec in a leased facility of approximately 110,000 square feet, which includes a repair center, bring in center and administrative offices under a lease which expires on October 31, 2010. Other repair facilities are situated in Toronto, Ontario and Calgary, Alberta. We also maintain parts storage facilities in nine Canadian provinces. We also have a repair and logistics facility located in approximately 66,000 square feet of leased space in Santa Ana, California, under a lease that expires on September 30, 2006.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

We received demand letters in 1999 and in February 2001 from a party alleging a patent infringement related to the U-Scan self-checkout business that we operated at that time. In March 2003, the same party sent a third demand letter to us alleging infringement by us of additional patents belonging to it. Although, after consultation with counsel, we believe that this claimant should not prevail if a lawsuit is brought to assert its claims and that the assertion of these claims will not have a material adverse effect on our business or prospects, no assurance can be given that a court will not find that the claimant’s patent rights were infringed. Although we sold our self-checkout business on April 8, 2004 to Fujitsu, and no longer market or sell the U-Scan self-checkout system, we remain responsible for this claim.

In March 2005, we received letters from Fujitsu claiming recovery of expenses allegedly incurred and forecast by Fujitsu to be incurred in relation to the operation of our former U-Scan self-checkout business.  In December 2005 we were notified by Fujitsu of its intention to arbitrate its claims. In February 2006 we received from Fujitsu a draft Request for Arbitration, detailing its claims, including those set forth in its March 2005 letters. We are reviewing the claims with counsel and have not yet formed an opinion as to their merit or materiality.

We are also party to litigation arising in the normal course of operations. We do not expect the resolution of such matters to have a materially adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have nothing to report under this item.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our common shares trade on the Nasdaq National Market under the symbol “OPMR.” The following table sets forth the range of high and low bid prices for our common shares as reported by the Nasdaq Stock Market. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Nasdaq Stock Market
	$ High	$ Low

2005
4th Quarter.	21.62	17.31
3rd Quarter.	22.75	16.17
2ndQuarter.	20.52	15.02
1stQuarter.	19.53	11.04

2004
4th Quarter.	12.32	8.99
3rd Quarter.	9.35	6.55
2ndQuarter.	7.95	6.57
1stQuarter.	9.20	7.20

(b)	Holders

At February 28, 2006, there were 603 stockholders of record of our common shares.

(c)	Dividends

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

Below is a summary of our purchases of common shares during the two months ended December 31, 2005.

Optimal Group Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

November 7, 2005–November 30, 2005	Nil	N/A	Nil	1,100,000
December 1, 2005–December 31, 2005	51,800(2)	20.08	51,800	1,048,200

Total	51,800(2)	20.08	51,800	1,048,200

(1)

We made all purchases of our common shares under our stock purchase program publicly announced on November 7, 2005 under which we are authorized to purchase up to 1,100,000 shares, being approximately 4.7% of the 23,201,415 common shares outstanding as at November 7, 2005. We are authorized under our stock purchase program to purchase our common shares on the open market through the facilities of the Nasdaq National Market from time to time over the course of the 12 month period that commenced on November 21, 2005 and ends on November 20, 2006.

(2)

All the shares were purchased in December 2005; 21,800 shares were cancelled in December 2005. The purchase of 30,000 shares was settled, and the purchase price was paid, only in January 2006, at which time these shares were cancelled.

ITEM 6.	SELECTED FINANCIAL AND OTHER DATA

The following selected financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 are derived from and are qualified by reference to our audited consolidated financial statements, which are included in Item 8—“Financial Statements and Supplementary Data.” The following selected financial data as of December 31, 2003 and 2002 and for the year ended December 31, 2001 are derived from our audited financial statements, which are not included herein, as adjusted to present the results of operations of our former U-Scan self-checkout business as discontinued operations.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the other financial information included elsewhere in this Form 10-K.

Our consolidated financial statements are prepared on the basis of generally accepted accounting principles (“GAAP”) in Canada, which is different in some respects from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP in regard to our consolidated financial statements, see note 25 of the notes to our consolidated financial statements, which are included in Item 8—“Financial Statements and Supplementary Data.”

	Year ended December 31,
	2,005	2004 (1)	2,003	2,002	2,001
	Audited				Unaudited
	(U.S. dollars, in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues	$181,351	$89,373	$15,666	$8,631	$5,000
Transaction processing and service costs	95,898	54,544	10,872	6,152	3,811
Inventory write-downs pertaining to service costs	-	2,931	-	-	-
Amortization of intangibles pertaining to transaction processing and service costs	8,626	2,542	299	157	168
Selling, general and administrative	44,586	24,369	11,419	7,900	7,127
Stock-based compensation pertaining to selling, general and administrative expenses(2)	22,403	5,736	-	-	-
Research and development	2,359	1,511	-	-	-
Operating leases	4,123	3,298	970	520	322
Restructuring costs	3,565	923	109	-	-
Amortization of property and equipment	2,161	1,788	606	430	128
Foreign exchange (gain) loss	1,252	(1,021)	333	6	90
Impairment losses	8,657	-	-	-	-
Investment income	(4,149)	(1,632)	(981)	(1,817)	(3,148)
Gain on sale of interest in FireOne	(30,411)	-	-	-	-
Earnings (loss) from continuing operations before income taxes and non-controlling interest	22,281	(5,616)	(7,961)	(4,717)	(3,498)
Income tax provision (recovery)	11,008	1,188	(3,215)	(1,676)	-
Non-controlling interest	4,181	-	-	-	-
Earnings (loss) from continuing operations	7,092	(6,804)	(4,746)	(3,041)	(3,498)
(Loss) earnings from discontinued operations, net of income taxes	(6,327)	(6,613)	(1,422)	(2,286)	12,804
(Loss) gain on disposal of net assets from discontinued operations, net of income taxes	(188)	4,164	-	-	-
Net earnings (loss)	577	(9,253)	(6,168)	(5,327)	9,306
Weighted average number of common shares outstanding (thousands)	22,869	20,290	14,936	15,059	14,705
Weighted average diluted number of common shares outstanding (thousands)	25,345	20,426	14,937	15,101	15,573
Basic net earnings (loss) per common share	$0.03	$(0.46)	$(0.41)	$(0.35)	$0.63
Diluted net earnings (loss) per common share	$0.02	$(0.46)	$(0.41)	$(0.35)	$0.60

Balance Sheet Data:	December 31,
	2005	2004	2003	2002	2001
	Audited				Unaudited
	(U.S. dollars, in thousands)

Cash, cash equivalents, short-term investments and settlement assets	$ 201,324	$ 165,525	$ 78,514	$ 85,762	$ 104,104
Cash and short-term investments held as reserves and in escrow	25,736	24,379	-	-	-

Working capital (excluding cash and short-term investments held as reserves and in escrow)	62,234	65,102	92,745	108,650	124,550
Total assets	384,683	295,246	135,543	129,691	147,691
Bank indebtedness	8,390	8,301	10,726	-	-
Customer reserves and security deposits	112,422	77,574	-	-	-
Shareholders’ equity	203,290	176,681	113,293	119,461	133,473

U.S. GAAP Financial Data:	Year ended December 31,
	2005	2004(1)	2003	2002	2001
	Audited				Unaudited
	(U.S. dollars, in thousands except per share data)
Revenues	$ 181,351	$ 89,373	$ 15,666	$ 8,631	$ 5,000
Net earnings (loss)	577	(9,253)	(6,168)	4,451	(23,294)
Basic net earnings (loss) per common share	0.03	(0.46)	(0.41)	0.30	(1.58)
Diluted net earnings (loss) per common share	0.02	(0.46)	(0.41)	0.29	(1.58)

	December 31,
	2005	2004	2003	2002	2001
	Audited				Unaudited
	(U.S. dollars, in thousands)
Total assets	$ 384,683	$ 295,246	$ 135,543	$ 129,691	$ 147,691

(1)

As a result of the various acquisitions and disposals in 2004 (see note 5 to our consolidated financial statements), the fiscal 2004 amounts, results and balances may not be comparable to prior periods.

(2)

In 2003, we adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to stock-based compensation, which requires the use of the fair value method. The new recommendations have been applied prospectively effective January 1, 2003. See note 3(r) to our consolidated financial statements, which are included in Item 8 - “Financial Statements and Supplementary Data.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company describes our business, our vision and strategy, seasonality and trends within our business environment, the critical accounting policies of our company that will help you understand our consolidated financial statements, the principal factors affecting our results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, which are included in Item 8—“Financial Statements and Supplementary Data”, the factors set forth under “Item 1A Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” above, and all other financial information contained in our Form 10-K. All dollar amounts are expressed in United States dollars (unless otherwise stated) and, other than those expressed in millions of dollars, have been rounded to the nearest thousand. All references to “our consolidated financial statements” are in references to our audited consolidated financial statements (unless otherwise stated), which are included in Item 8—“Financial Statements and Supplementary Data.”

We prepare our consolidated financial statements in accordance with Canadian GAAP, with a reconciliation to U.S. GAAP, as disclosed in note 25 of the notes to our consolidated financial statements.

Overview

We are a leading payments company with operations throughout North America, the United Kingdom and Ireland. Through Optimal Payments, we process credit card payments for small- and medium-sized Internet businesses, mail-order/telephone-order merchants and retail point-of-sale merchants, and process electronic checks and direct debits online and by telephone. Through FireOne Group, we process online gaming transactions through the use of credit and debit cards, electronic debit and through FirePay (www.firepay.com), a leading stored-value, electronic wallet. FireOne Group offers FirePay for non-gaming purchases as well. Through Optimal Services, we provide repair depot and field services to retail, financial services and other third-party accounts.

In 2004 and 2005, we completed a number of acquisitions and dispositions in pursuit of our strategy to reposition our business activities with the goal of enhancing financial results. We believe these transactions have realigned our company into a strong payments and services company with a more balanced and stable business mix. We plan to continue to grow our core payments businesses on a strategic basis. By leveraging our strong balance sheet, we intend to monitor strategic and transactional opportunities that may arise.

Optimal Payments and FireOne Group

Optimal Payments and FireOne Group provide technology and services that businesses require to accept credit card, electronic check and direct debit payments.

Optimal Payments processes credit card payments for card-not-present and card-present (or “swipe”) transactions, including Internet businesses, mail-order/telephone-order (MOTO) merchants, and retail point-of-sale merchants. Optimal Payments also processes checks and direct debits online and by telephone.

FireOne Group processes online gaming transactions through the use of credit and debit cards, electronic debit and through FirePay, a leading stored-value, electronic wallet. FireOne Group offers FirePay for non-gaming purchases as well. FireOne Group began operations on May 11, 2005. Prior to that date, Optimal Payments and its subsidiaries carried out our activities relating to online gaming payment transaction processing.

Our payments businesses, Optimal Payments and FireOne Group, generate revenues primarily from fees charged to merchants for processing services, as well as, in the case of FireOne Group, from fees charged to consumers who utilize FireOne Group’s FirePay wallet. Fees charged to merchants typically include a discount rate, based upon a percentage of the dollar amounts processed, and a variety of fixed transaction fees. Merchant fees charged are based upon the merchant’s transaction volume and risk profile. Higher discount rates are charged for card-not-present transactions than for card-present transactions in order to compensate for the higher cost of underwriting and managing the increased chargeback risk associated with these transactions. Other fees are derived from a variety of fixed transaction fees, including set-up fees, fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous items, such as handling chargebacks. Fees charged to FireOne Group’s FirePay consumers are based on a fixed amount per transaction. Revenue is recognized primarily at the time the transaction is performed. Where we are the primary party responsible for providing processing services, revenue is recorded on a gross basis and amounts paid to the acquiring processing supplier are recorded as part of our transaction processing expenses. FireOne Group’s revenues are recorded on a gross basis. Where Optimal Payments is not the primary party in providing a merchant with processing services, Optimal Payments records revenue net of amounts paid to the acquiring processing supplier. See note 3(n) to our consolidated financial statements.

Disputes between a customer and a merchant periodically arise as a result of, among other things, consumer dissatisfaction with merchandise quality or merchant services. Such disputes may not always be resolved in the merchant’s favor. If a dispute is not resolved in the merchant’s favor, the transaction is charged back to us and the purchase price is refunded to the merchant’s customer. If we are unable to collect the amount charged back from the merchant, we bear the credit risk for the full amount of the transaction. As a result, our acquiring processing suppliers require us to maintain certain amounts with them as reserves. Amounts withheld from us by our acquiring processing suppliers as reserves are included as current assets on our balance sheet under “held as reserves”. We retain a percentage of amounts owed to certain merchants based on processing dollar volume, typically for a six-month period, to absorb potential losses arising as a result of, among other things, disputes between consumers and merchants or credit card or check clearing association fines related to chargeback activity. These reserves comprise specifically identifiable reserves for merchant transactions for which losses can be estimated and an estimate of loss in the remaining portfolio based on experience. The aggregate amount withheld is referred to as “held as reserves” and the amount that we must eventually pay our customers in respect of remaining reserves is recorded under the line item “Customer reserves and security deposits” on the balance sheet contained in our consolidated financial statements.

Optimal Services

Optimal Services offers its customers a single-source solution for many of their computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. Optimal Services also provides multi-vendor parts repair and refurbishment and inventory management services as part of its logistics services portfolio. Optimal Services delivers services through its repair depots and through an extensive field service organization maintained throughout Canada.

Optimal Services' primary source of revenue is contracted computer maintenance and technology support services. These contracts typically have a stipulated monthly fee over a fixed initial term, and continue thereafter unless canceled by either party. In addition, we enter into per-incident contracts with customers. Per-incident contracts can cover a range of services for computer maintenance or support services or can be for a specific service. Another form of per-incident service revenue is time and material billings for services provided on an “as needed” basis, principally for maintenance and repair.

We also derive revenue from the repair of hardware and components at our logistics services and repair depot facilities. Pricing of these services is based on various factors, including equipment failure rates and costs of parts and labor. We typically customize our contracts to the customer based upon the nature of the customer's requirements, the term of the contract and the services to be provided. Revenue is recognized upon the completion of services performed on a per-incident basis and ratably for contracts under which we charge a monthly fee.

Significant Developments in Our Business in 2005

On October 6, 2005, we acquired a portfolio of U.S. merchant processing contracts and associated sales channel contracts from Moneris Solutions, Inc. for $18.0 million. The acquired portfolio comprises approximately 6,500 U.S. based merchants processing in excess of $1.5 billion of credit card, debit card and electronic benefits payments annually. The acquired sales channel comprises approximately fifty independent sales organizations, expanding our existing U.S. distribution network. See note 5(c) to our consolidated financial statements.

On June 30, 2005, we sold the net assets relating to the U.S. field maintenance service operations of our hardware maintenance and repair outsourcing services business segment. See note 5(d) to our consolidated financial statements.

Our assets relating to the processing of online gaming transactions were transferred to FireOne Group on May 11, 2005. On June 2, 2005, FireOne Group plc, our Irish-based subsidiary, commenced trading on the London Stock Exchange’s AIM Market under the ticker symbol “FPA” following the successful public placement by us of 10 million FireOne Group plc ordinary shares, representing 20% of FireOne Group plc’s issued and outstanding share capital. The placing price was 241 pence per share, resulting in gross proceeds to our company of £24.1 million (approximately $44.1 million). We consolidate the financial results of FireOne Group and report a non-controlling interest relating to the 23.8% interest (on a fully diluted basis) in FireOne Group plc not owned by our company. See note 4 to our consolidated financial statements.

On May 6, 2005, we acquired a portfolio of merchant processing from United Bank Card, Inc for approximately $44.0 million. The merchant accounts underlying the acquired portfolio represented approximately 15,500 merchant locations across the United States and over $1.5 billion in annual card-present credit and debit card processing volume. See note 5(b) to our consolidated financial statements.

On January 1, 2005, we acquired the operating assets of Merchant Card Acceptance Corp. and affiliated companies, Precision Management Consulting Inc. and Merchant Card Interactive Corp. for approximately $3.7 million. Merchant Card Acceptance is an independent sales organization providing Canadian-based merchants with credit card and Interac PIN-based debit card acceptance. The purchase agreement provides for the purchase price to be increased by $0.8 million in the event that the business achieves specific financial targets. The acquisition is accounted for using the purchase method of accounting and the financial results are consolidated from the date of the acquisition. See note 5(a) to our consolidated financial statements.

Seasonality

Revenue derived from the card-not-present portion of our payments business segments has some seasonality. The second and third quarter revenues tend to be weaker as consumers tend to spend less online during summer months. Our hardware maintenance and repair outsourcing services segment revenue is relatively balanced over the second through fourth quarters; the first quarter tends to be weaker.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires our management to adopt accounting policies and make estimates and assumptions that affect our results of operations and financial position. By their nature, these judgments are subject to an inherent degree of uncertainty and are based upon historical experience, trends in the industry and information available from outside sources. On an ongoing basis, management reviews its estimates and actual results and the timing of recognition of such amounts could differ from those estimates.

Critical accounting policies are defined as those that are reflective of judgments and uncertainties, and potentially result in materially different outcomes under different assumptions and conditions. For a discussion of these and other significant accounting policies see note 3 to our consolidated financial statements.

Stock-based Compensation

Effective January 1, 2003, we adopted the fair value-based method to account for stock-based compensation and other stock-based payments, such as stock options and restricted share units. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting period. The fair value of stock options granted is determined at the date of grant using the Black-Scholes option pricing model. On November 7, 2005, our Board of Directors approved the accelerated vesting of all unvested stock options outstanding under our stock option plan. As a result of the accelerated vesting, and the concurrent accelerated vesting by FireOne Group plc of all unvested restricted share units outstanding under its restricted share unit plan, we recorded stock-based compensation of approximately $14.1 million in the fourth quarter. The primary purpose of the acceleration was the elimination of stock-based compensation expense in the same aggregate amount that would otherwise be required to be recognized over the period ending June 30, 2007. The total stock-based compensation expensed for the year ended December 31, 2005 was $22.4 million (2004 – $5.7 million) and is a non-cash expense.

Provision for Customer Losses

When a consumer pays a merchant for goods or services using a credit card and the consumer disputes the charge, the amount of the disputed item gets charged back to us and the credit card association may levy a fee against us. In addition, if our chargeback rate becomes excessive, credit card associations can also require us to pay fines. In turn, we attempt to recover from the merchant the amount charged back and the amount of such fines. However, we may not always be successful in doing so, for reasons which could include merchant insolvency. In addition, we record a provision for losses pertaining to the guaranteed FirePay wallet offering that we make available to our merchants. We evaluate the risk associated with merchants and FirePay consumers and estimate our loss based primarily on historical experience and other relevant factors.

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

We completed a reorganization of our activities in connection with the transfer of our online gaming payment processing business to FireOne Group.

Recent Accounting Pronouncements

In 2006, we will adopt new recommendations of the Canadian Institute of Chartered Accountants ("CICA") relating to non-monetary transactions, which require non-monetary transactions to be measured at fair value, subject to certain exceptions. The revised standards are effective for non-monetary transactions initiated in fiscal periods beginning on or after January 1, 2006. The CICA has also issued standards relating to Financial Instruments, Hedges, Comprehensive Income and Equity that we will adopt on January 1, 2007. In addition, the Financial Accounting Standards Board ("FASB") recently issued FAS 123R, Share Based Payments, and FAS 154 Accounting Changes and Accounting Corrections.

We do not expect the adoption of these standards to have a material effect on our consolidated financial statements.

Financial Condition

As at December 31, 2005, cash, cash equivalents, short-term investments and settlement assets totaled $227.1 million (including $25.7 million held as reserves), compared to $189.9 million as at December 31, 2004 (including $20.8 million held as reserve and $3.5 million held in escrow). The increase in cash and short-term investments is primarily due to cash generated from operations, and proceeds received on the sale of a minority interest in FireOne Group plc, offset by cash used in the acquisitions of assets from Merchant Card Acceptance and its affiliated companies, United Bank Card, and Moneris Solutions. As described above, a significant portion of cash, cash equivalents, and short-term investments have a corresponding liability as these cash amounts are derived from reserves and security deposits which are due to merchants (see Overview – Optimal Payments and FireOne Group). Settlement assets result from timing differences in the settlement process of our payments segments. Settlement assets are typically funded to us within days from the transaction processing date. As at year end, our cash, short-term investments and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were as follows:

(U.S. dollars, in thousands)	2005	2004

Cash and cash equivalents	$98,236	$62,937
Cash held as reserves	22,722	18,739
Cash held in escrow	-	3,536
Short-term investments	82,361	88,213
Short-term investments held as reserves	3,014	2,104
Settlement assets	20,727	14,375
	227,060	189,904
Less:
Bank indebtedness	(8,390)	(8,301)
Customer reserves and security deposits	(112,422)	(77,574)

Net	$106,248	$104,029

Cash held in escrow represented a portion of the purchase price pertaining to the acquisition of assets of the service business of RBA Inc. on September 30, 2003, as well as, an amount pertaining to the acquisition of the assets from Merchant Card Acceptance and its affiliated companies, which was completed after December 31, 2004, but for which a deposit was made in escrow prior to December 31, 2004. As at December 31, 2005, these amounts had been settled.

Our portfolio of liquid and investment grade short-term investments consists of U.S. and Canadian dollar denominated discounted and undiscounted notes and bonds.

Working capital, excluding cash and short-term investments held as reserves and cash held in escrow, as at December 31, 2005 was $62.2 million, as compared to $65.1 million at December 31, 2004.

Accounts receivable as at December 31, 2005 was $11.4 million compared to $7.1 million at December 31, 2004. The increase of $4.3 million resulted primarily from the acquisitions of assets from Merchant Card Acceptance and its affiliated companies, United Bank Card, and Moneris Solutions (see note 5 (a) to 5 (c) to our consolidated financial statements).

Goodwill and other intangible assets increased by $48.6 million, from $68.5 million as at December 31, 2004 to $117.1 million as at December 31, 2005. This increase, net of amortization of $8.6 million (2004 - $2.5 million) and impairment losses of $8.7 million (2004 – Nil), resulted from the acquisitions of assets from Merchant Card Acceptance and its affiliated companies, United Bank Card, and Moneris Solutions (see notes 5 (a) to 5 (c) to our consolidated financial statements).

Customer reserves and security deposits as at December 31, 2005 were $112.4 million compared to $77.6 million as at December 31, 2004. Customer reserves and security deposits pertain exclusively to the Optimal Payments ($23.6 million) and FireOne Group ($88.8 million) business segments.

Shareholders’ equity as at December 31, 2005 was $203.3 million as compared to $176.7 million as at December 31, 2004. The increase is attributable primarily to the issuance of share capital resulting from the exercise of stock options and warrants (see note 14 to our consolidated financial statements), as well as the amortization of stock-based compensation (see note 15(e) to our consolidated financial statements).

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

The unaudited financial statements are prepared on the basis of Canadian GAAP, which is different in some regards from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP in regard to our annual consolidated financial statements, see note 25 of the notes to our consolidated financial statements. The following quarterly results are adjusted to present the results of operations of our former U-Scan self-checkout business as discontinued operations.

For the quarter ended
Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
2005	2005	2005	2005	2004	2004	2004	2004
(U.S. dollars, in thousands except per share data)
(unaudited)
Revenues	$ 61,891	$ 44,786	$ 40,576	$ 34,098	$ 30,874	$ 28,265	$ 20,970	$ 9,264
(Loss) earnings from continuing operations before income taxes and non-controlling interest	(14,533)	3,399	31,360	2,054	2,473	1,331	(5,907)	(3,515)
Provision for (recovery of) income taxes	3,667	1,424	4,762	1,155	671	537	308	(328)

Non – controlling interest	2,443	1,508	230	-	-	-	-	-
(Loss) earnings from continuing operations	(20,643)	467	26,368	900	1,802	794	(6,215)	(3,187)

Net (loss) earnings	$ (20,643)	$ 467	$ 20,722	$ 31	$ 455	$ 132	$ (6,646)	$ (3,193)
Basic net (loss) earnings per common share	$ (0.89)	$ 0.02	$ 0.91	$ 0.00	$ 0.02	$ 0.01	$ (0.31)	$ (0.21)
Diluted net (loss) earnings per common share	$ (0.89)	$ 0.02	$ 0.83	$ 0.00	$ 0.02	$ 0.01	$ (0.31)	$ (0.21)

The following table sets forth, for the periods indicated, income statement data expressed as a percentage of total revenues:

	For the quarter ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2005	2005	2005	2005	2004	2004	2004	2004
	(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(Loss) earnings from continuing operations before income taxes and non-controlling interest	(23.5)	7.6	77.3	6.0	8.0	4.7	(28.2)	(37.9)
Provision for (recovery of) income taxes	5.9	3.2	11.7	3.4	2.2	1.9	1.3	(3.5)
Non – controlling interest	3.9	3.4	0.6	-	-	-	-	-
Earnings (loss) from continuing operations	33.4	1.0	65.0	2.6	5.8	2.8	(29.6)	(34.4)
Net earnings (loss)	33.4%	1.0%	51.1%	0%	1.5%	0.4%	(31.7)%	(34.5)%

Results of Operations

With respect to the period over period variances it is important to consider the various acquisitions and dispositions that occurred in 2005 and 2004. In addition to the business transactions described above (see "Significant Developments in Our Business in 2005"), on April 6, 2004, Terra Payments amalgamated with a wholly-owned subsidiary of our company, and on July 1, 2004 we acquired National Processing Services LLC. Accordingly, the results of these operations are consolidated with those of our company from the date of acquisition. As well, current and comparative figures have been reclassified to reflect the April 2004 disposition of our former U-Scan self-checkout business, and the June 2005 sale of the U.S. field maintenance service operations of Optimal Services which have been accounted for as discontinued operations.

2005 Compared with 2004

Revenues increased by $92.0 million from $89.4 million in fiscal 2004 to $181.4 million in fiscal 2005. The increase in revenues is due primarily to the following acquisitions which were completed either during fiscal 2004 or fiscal 2005:

•	On April 6, 2004, Terra Payments amalgamated with a wholly-owned subsidiary of ours;
•	On July 1, 2004, Optimal Payments acquired National Processing Services, a Detroit, Michigan-based registered Visa and MasterCard independent sales organization;
•	On January 1, 2005, Optimal Payments acquired the operating assets of Merchant Card Acceptance Corp. and its affiliated companies;
•	On May 6, 2005, Optimal Payments acquired a portfolio of merchant processing from United Bank Card, Inc.; and
•	On October 6, 2005, we acquired a portfolio of U.S. merchant processing contracts and associated sales channel contracts from Moneris Solutions, Inc.

In April 2005, we established FireOne Group plc and transferred to this wholly-owned Irish subsidiary the net assets of the online gaming payments processing business previously held in Optimal Payments Inc. and its subsidiaries.

In May 2005, we publicly placed an initial 20% interest of FireOne Group plc with institutional and other investors. We received gross proceeds of $44.1 million (£24.1 million) as a result of this transaction, and recorded a gain of $30.4 million net of transaction costs of $6.6 million. At December 31, 2005, we held approximately a 76% interest in FireOne Group plc. Our interest in FireOne Group plc was effectively diluted subsequent to the public placement as a result of the vesting of the restricted share units issued by FireOne Group plc (see note 4 to our consolidated financial statements).

Revenues for the year ended December 31, 2005 include revenues from the Optimal Payments business segment amounting to $74.8 million, (including $6.2 million of revenue charged to the FireOne Group business segment, pursuant to an inter-company services agreement), revenues from the FireOne Group business segment of $76.3 million and revenues from the Optimal Services business segment of $36.5 million. Revenues for the year ended December 31, 2004 include revenues from the Optimal Payments business segment (which included the business now conducted by the FireOne Group business segment) amounting to $53.4 million (including inter-company charges of $1.9 million) and revenues from the Optimal Services business segment of $37.9 million.

Transaction processing and service costs increased by $41.4 million, from $54.5 million in the year ended December 31, 2004 to $95.9 million in 2005. The increase in transaction processing and service costs is due primarily to increased transaction processing activity as a result of the acquisitions described above. Transaction processing and service costs include the direct costs of providing such services, including interchange for the payments business segments and direct labor, freight charges, consumables and fleet costs for the hardware maintenance and repair outsourcing services business segment.

Inventory write-downs pertaining to service costs of $2.9 million were recorded during the year ended December 31, 2004. These write-downs were recorded for service parts inventory that was deemed to be no longer of use to us in light of the realignment of our services business. No such costs were incurred in 2005.

Amortization of intangibles pertaining to transaction processing and service costs increased by $6.1 million, from $2.5 million in the year ended December 31, 2004 to $8.6 million in the year ended December 31, 2005. The increase in amortization is due primarily to the intangible assets acquired through the various Optimal Payments business segment acquisitions described above.

Selling, general and administrative expenses increased by $20.2 million, from $24.4 million in the year ended December 31, 2004 to $44.6 million in the year ended December 31, 2005. The increase in selling, general and administrative expenses resulted primarily from the Optimal Payments business segment acquisitions described above.

Stock-based compensation pertaining to selling, general and administrative expense is attributable to the accounting for the fair value of stock options and restricted share units granted. Stock-based compensation expense for the year ended December 31, 2005 increased by $16.7 million, from $5.7 million in the year ended December 31, 2004 to $22.4 million. The increase in stock-based compensation results primarily from our decision taken on November 7, 2005, to accelerate the vesting of all unvested stock options outstanding under our stock option plan and the concurrent decision of FireOne Group plc to accelerate the vesting of all unvested restricted share units outstanding under its restricted share unit plan (see note 15(a) to our consolidated financial statements).

Research and development expenses increased by $0.9 million from $1.5 million in the year ended December 31, 2004 to $2.4 million in the year ended December 31, 2005. Research and development expenses pertain exclusively to the Optimal Payments business segment, and are comprised primarily of personnel-related expenditures associated with the development of new solutions and the enhancement of existing offerings.

Operating lease expenses increased by $0.8 million, from $3.3 million in the year ended December 31, 2004 to $4.1 million in the year ended December 31, 2005. The increase in operating lease expenses is due primarily to the Optimal Payments business segment acquisitions described above.

Restructuring costs of $3.6 million were incurred during the year ended December 31, 2005. These costs related primarily to the departure of our President and Chief Operating Officer (see "EXECUTIVE COMPENSATION - Executive Employment and Separation Agreements – Karp Separation Agreement" below). Restructuring costs of $0.9 million were recorded in fiscal 2004, related primarily to workforce reduction costs as part of efficiency initiatives undertaken in our hardware maintenance and repair outsourcing services business segment.

Amortization of property and equipment increased by $0.4 million, from $1.8 million in the year ended December 31, 2004 to $2.2 million in the year ended December 31, 2005. The increase in amortization is due primarily to the Optimal Payments business segment acquisitions described above.

During 2005, as a result of the sale of the net assets of the U.S. field maintenance services operations (referred to in note 5(d)(ii) to our consolidated financial statements) and due to continuing losses related to the remaining services operations, we performed our impairment tests for long-lived assets and goodwill related to our services segment. We recorded impairment losses of $6.6 million and $2.1 million to recognize the write-down of goodwill and customer relationships, respectively, to their estimated fair values. We estimated the fair values based on the present value of future cash flows expected to be generated from these assets.

The provision for income taxes was $11.0 million for the year ended December 31, 2005 compared to $1.2 million for the year ended December 31, 2004. The variance was primarily due to improved earnings in 2005 compared to 2004. Significant components of our 2005 tax provision included the effect of non-deductible impairment losses and stock-based compensation in the amount of $8.6 million, compared to $1.5 million in 2004, the effect of not recording the tax benefit of tax assets in certain subsidiaries in the amount of $4.1 million compared to $4.3 million in 2004, and the utilization of previously unrecognized tax assets of approximately $10.0 million in 2005, as a result of the sale of a non-controlling interest in FireOne Group plc in June 2005 (see note 20 to our consolidated financial statements). With respect to future income tax assets, we have recorded a valuation allowance of approximately $16.9 million (2004 - $15.4 million) related to assets that we determined were not more likely than not of being realized. Our ability to ultimately realize these future income tax assets is dependent upon future profitability within the allowable carry-forward period, thus creating sufficient taxable income to realize the benefit of these assets.

Our tax provision includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains/losses do not impact earnings before income taxes. In 2005, our tax provision includes a future tax recovery of $0.4 million related to unrealized foreign exchange compared to a recovery of $3.3 million for 2004.

Our net earnings in 2005 were $0.6 million (or $0.03 per share - basic and $0.02 per share - diluted), compared to a net loss of $9.3 million or $0.46 per share (basic and diluted) in 2004.

Underlying earnings from continuing operations before incomes taxes and non-controlling interest were $38.5 million for the year ended December 31, 2005 compared to underlying earnings from continuing operations before income taxes and non-controlling interest of $7.3 million for the year ended December 31, 2004. A reconciliation of this non-GAAP financial information is presented in the table below. We supplement our reporting of earnings (loss) from continuing operations before income taxes and non-controlling interest determined in accordance with Canadian and U.S. GAAP by reporting “underlying earnings (loss) from continuing operations before income taxes and non-controlling interest” as a measure of earnings (loss). In establishing this supplemental measure of earnings (loss), we exclude from earnings (loss) from continuing operations before income taxes and non-controlling interest those items which, in our opinion, are not reflective of our underlying core operations.

Examples of the type of items which are included in our earnings (loss) from continuing operations before income taxes and non-controlling interest as determined in accordance with Canadian and U.S. GAAP, but which are excluded in establishing underlying earnings (loss) from continuing operations before income taxes and non-controlling interest may include, but are not limited to, restructuring charges, inventory write-downs, stock-based compensation, amortization of intangible assets, amortization of property and equipment, foreign exchange gains and losses, impairment losses and, gain on sale of shares. We believe that underlying earnings (loss) from continuing operations before income taxes and non-controlling interest is useful to investors as a measure of our earnings (loss) because it is, for us, a primary measure of our growth and performance, and provides a more meaningful reflection of underlying trends of our business.

Underlying earnings (loss) from continuing operations before income taxes and non-controlling interest does not have a standardized meaning under Canadian or U.S. GAAP and therefore should be considered in addition to, and not as a substitute for, earnings (loss) from continuing operations before income taxes and non-controlling interest or any other amount determined in accordance with Canadian and U.S. GAAP. Our measure of underlying earnings (loss) from continuing operations before income taxes and non-controlling interest reflects our judgment in regard to the impact of particular items on our core operations, and may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars)
	Twelve months ended
	December 31,
	2005	2004

Loss (earnings) from continuing operations before income taxes and non-controlling interest	$ 22,281	$ (5,616)

Add (deduct):
Gain on sale of interest in FireOne	(30,411)	-
Impairment losses	8,657	-
Restructuring costs	3,565	923
Inventory write-downs	-	2,931
Stock-based compensation pertaining to selling, general and administrative expenses	22,403	5,736
Amortization of intangibles pertaining to transaction processing and service costs	8,626	2,542
Amortization of property and equipment	2,161	1,788
Foreign exchange loss (gain)	1,252	(1,021)

Underlying earnings from continuing operations before income taxes and non-controlling interest	$ 38,534	$ 7,283

2004 Compared with 2003

Revenues increased by $73.7 million from $15.7 million in fiscal 2003 to $89.4 million in fiscal 2004. The increase in revenues is due primarily to the following acquisitions which were completed either during fiscal 2003 or fiscal 2004:

•	On September 30, 2003, we acquired substantially all the assets of RBA;
•	On April 6, 2004, Terra Payments amalgamated with a wholly-owned subsidiary of ours; and
•	On July 1, 2004, we acquired National Processing Services.

       Revenues for the year ended December 31, 2004 include revenues from the payments business segments from the transaction date of April 6, 2004, amounting to $51.5 million (which included the business now conducted by the FireOne Group business segment) and revenues from the hardware maintenance and repair outsourcing services business segment, amounting to $37.9 million. For the year ended December 31, 2003, $15.7 million of revenues was attributed to the hardware maintenance and repair outsourcing services business segment.

Transaction processing and service costs increased by $43.6 million, from $10.9 million in fiscal 2003 to $54.5 million in fiscal 2004. The increase in transaction processing and service costs is due primarily to the acquisitions described above. Transaction processing costs attributable to the payments business segment (which included the business now conducted by the FireOne Group business segment) were $23.9 million. Service costs attributable to the hardware maintenance and repair outsourcing services business segment accounted for $30.7 million. For the year ended December 31, 2003, all of the $10.9 million of transaction processing and service costs was attributed to the hardware maintenance and repair outsourcing services business segment. Transaction processing and service costs include direct costs of providing the respective services such as interchange for the payments business segment and direct labor, freight charges, consumables and fleet costs for the hardware maintenance and repair outsourcing services business segment.

Inventory write-downs pertaining to service costs of $2.9 million (2003 – nil) were recorded during the year ended December 31, 2004. These write-downs were recorded for service parts inventory that was deemed to be no longer of use to us in light of the realignment of our services business.

Amortization of intangibles pertaining to transaction processing and service costs increased by $2.2 million, from $0.3 million in the year ended December 31, 2003 to $2.5 million in the year ended December 31, 2004. The increase in amortization is due primarily to the intangible assets acquired through the various acquisitions described above.

Selling, general and administrative expenses increased by $13.0 million, from $11.4 million in the year ended December 31, 2003 to $24.4 million in the year ended December 31, 2004. The increase in selling, general and administrative expenses is due primarily to the acquisitions described above. Selling, general and administrative expenses attributable to the payments business segment (which included the business now conducted by the FireOne Group business segment) were $15.4 million. Selling, general and administrative expenses attributable to the hardware maintenance and repair outsourcing services business segment were $9.0 million. For the year ended December 31, 2003, all of the $11.4 million of selling, general and administrative expenses were attributed to the hardware maintenance and repair outsourcing services business segment.

Stock-based compensation pertaining to selling, general and administrative expense is attributable to the accounting for the fair value of stock options granted in fiscal 2004. Total stock-based compensation related to stock options granted in 2004 was $19.7 million, of which $4.8 million was amortized in the year ended December 31, 2004. Furthermore, as a result of the Terra Payments acquisition, deferred compensation of $2.7 million was recorded on our balance sheet as deferred compensation relating to the unvested Terra Payments stock options that we assumed (see note 5(e) to our consolidated financial statements), of which $0.9 million was amortized in the year ended December 31, 2004. The total stock-based compensation amortized for the year ended December 31, 2004 was $5.7 million and is a non-cash expense.

Research and development expenses increased by $1.5 million from nil in the year ended December 31, 2003. Research and development expenses pertain exclusively to the payments business segment and are comprised primarily of personnel-related expenditures associated with the development of new solutions and the enhancement of existing offerings.

Operating lease expenses increased by $2.3 million, from $1.0 million in the year ended December 31, 2003 to $3.3 million in the year ended December 31, 2004. The increase in operating lease expenses is due primarily to the acquisitions described above.

Restructuring costs of $0.9 million were recorded during fiscal 2004 as a result of efficiency initiatives undertaken relating exclusively to the hardware maintenance and repair outsourcing services business segment. The restructuring costs related primarily to workforce reduction costs.

Amortization of property and equipment increased by $1.2 million, from $0.6 million in the year ended December 31, 2003 to $1.8 million in the year ended December 31, 2004. The increase in amortization is due primarily to the acquisitions described above.

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

Our net loss in 2004 was $9.3 million (or $0.46 per share (basic and diluted)), compared to a net loss of $6.2 million in 2003 (or $0.41 per share (basic and diluted)).

Underlying earnings from continuing operations before incomes taxes and non-controlling interest were $7.3 million for the year ended December 31, 2004 compared to an underlying loss from continuing operations of $6.6 million for the year ended December 31, 2003. A reconciliation of this non-GAAP financial information is presented in the table below. We supplement our reporting of earnings (loss) from continuing operations before income taxes and non-controlling interest determined in accordance with Canadian and U.S. GAAP by reporting “underlying earnings (loss) from continuing operations before income taxes and non-controlling interest” as a measure of earnings (loss). In establishing this supplemental measure of earnings (loss), we exclude from earnings (loss) from continuing operations before income taxes and non-controlling interest those items which, in our opinion, are not reflective of our underlying core operations.

Examples of the type of items which are included in our earnings (loss) from continuing operations before income taxes and non-controlling interest as determined in accordance with Canadian and U.S. GAAP, but which are excluded in establishing underlying earnings (loss) from continuing operations before income taxes and non-controlling interest may include, but are not limited to, restructuring charges, inventory write-downs, stock-based compensation, amortization of intangible assets, amortization of property and equipment, foreign exchange gains and losses, gain on sale of shares. We believe that underlying earnings (loss) from continuing operations before income taxes and non-controlling interest is useful to investors as a measure of our earnings (loss) because it is, for us, a primary measure of our growth and performance, and provides a more meaningful reflection of underlying trends of our business.

Underlying earnings (loss) from continuing operations before income taxes and non-controlling interest does not have a standardized meaning under Canadian or U.S. GAAP and therefore should be considered in addition to, and not as a substitute for, earnings (loss) from continuing operations before income taxes and non-controlling interest or any other amount determined in accordance with Canadian and U.S. GAAP. Our measure of underlying earnings (loss) from continuing operations before income taxes and non-controlling interest reflects our judgment in regard to the impact of particular items on our core operations, and may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars)
	Twelve months ended
	December 31,
	2004	2003

(Loss) from continuing operations before income taxes and non-controlling interest	$ (5,616)	$ (7,961)

Add (deduct):
Restructuring costs	923	109
Inventory write-downs pertaining to service costs	2,931	-
Stock-based compensation pertaining to selling, general and administrative expenses	5,736	-
Amortization of intangibles pertaining to transaction processing and service costs	2,542	299
Amortization of property and equipment	1,788	606
Foreign exchange (gain) loss	(1,021)	333

Underlying earnings (loss) from continuing operations before income taxes	$ 7,283	$ (6,614)

Liquidity and Capital Resources

As at December 31, 2005, cash, cash equivalents, short-term investments and settlement assets totaled $227.1 million (including $25.7 million held as reserves), compared to $189.9 million as at December 31, 2004 (including $20.8 million held as reserves and $3.5 million held in escrow). Working capital, excluding cash and short-term investments held as reserves and cash held in escrow, as at December 31, 2005 was $62.2 million (December 31, 2004 — $65.1 million). As already described, a significant portion of cash, cash equivalents, and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see Overview – Optimal Payments and FireOne Group).

Settlement assets result from timing differences in the settlement process of our payments segments. Settlement assets are typically funded to us within days from the transaction processing date.

As at December 31, 2005, our cash, short-term investments and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were $106.2 million (see "Financial Condition" above).

Operating activities generated $56.5 million of cash and cash equivalents in 2005, as compared to having generated $10.8 million in 2004. The improvement during 2005 was the result of improved net earnings from continuing operations after adjusting for items not affecting cash, as well as an increase in cash generated from operating assets and liabilities. The net earnings from continuing operations adjusted for items not affecting cash was $6.7 million in fiscal 2004 compared to earnings of $26.0 million in 2005. Cash resulting from the change in operating assets and liabilities was $4.2 million in fiscal 2004 compared to cash generated of $30.5 million in fiscal 2005.

Financing activities generated $6.4 million of cash in 2005 compared to the use of $3.1 million in 2004. In 2004, we repaid $3.3 million of the bank indebtedness, repaid $0.3 million of capital lease obligations and received proceeds of $0.5 million on the exercise of stock options and warrants. In 2005, we received proceeds of $7.5 million on the exercise of stock options and warrants, we repaid $0.5 million of the bank indebtedness, and $0.3 million of capital lease obligations, and we repurchased common shares for $0.4 million.

Investing activities used $24.5 million of cash in 2005 compared to generating $53.9 million of cash in 2004. The decrease in cash generated of $77.8 million can be explained primarily by the following:

Decreases:

•	In 2004, $32.9 million was assumed on the acquisition of Terra;
•	In 2004, $30.2 million was generated on the disposition of our former U-Scan self-checkout business;
•	In 2004, $4.0 million was generated on the disposition of our investment in EBS;
•	In 2005, $3.4 million less cash was generated on the maturity of short-term investments ($5.9 million compared to $9.2 million in 2004);
•	In 2005, $58.3 million additional cash was used for acquisitions ($75.2 million compared to $16.9 million in 2004);

Offset by increases;

•	In 2005, $44.2 million of cash was generated from the sale of a minority interest in FireOne Group plc;
•	$5.6 million from the change in cash in escrow ($2.8 million used in 2004 compared to $2.8 million generated in 2005).

We believe that our cash, cash equivalents and short-term investments will be adequate to meet our needs for at least the next 12 months.

We have no financial obligations of significance, including any off-balance sheet arrangements, other than long-term lease commitments for our premises in the United States, Ireland and Canada, and bank indebtedness of $8.4 million as at December 31, 2005. These are summarized in notes 11, 13 and 16(a) to our consolidated financial statements.

The timing of our contractual commitments during the next five years and thereafter, related to our operating leases, is as follows (in thousands of U.S. dollars):

Contractual Obligations	Total	2006	2007 to 2008	2009 to 2010	Thereafter

Operating Leases	$11,459	$3,023	$4,984	$3,336	$116

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates.

Interest rate and foreign currency exchange rate sensitivity table

December 31, 2005
	Carrying	Fair
	Value	Value(1)
(thousands of U.S. dollars)

Notes denominated in U.S. and Canadian dollars, with a weighted average effective yield of 3.91% (2004 – 2.02%), maturing between February 2, 2006 and December 29, 2006.	$ 82,361	$ 82,354

Held as reserves Notes denominated in U.S. dollars and in Canadian dollars, with a weighted average effective yield of 3.96% (2004 - 2.30%), maturing between January 16, 2006 and March 29, 2006.	3,014	3,014

TOTAL:	$ 85,375	$ 85,368

(1)	Fair value has been determined based upon quoted market values as at December 31, 2005.

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

Consolidated Financial Statements of

OPTIMAL GROUP INC.

Three years ended December 31, 2005

(expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Optimal Group Inc.

We have audited the accompanying consolidated balance sheets of Optimal Group Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, deficit and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optimal Group Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in note 25 to the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Optimal Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chartered Accountants

Montréal, Canada

March 13, 2006

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Optimal Group Inc. and subsidiaries (the "Company") as at December 31, 2005 and 2004 and the consolidated statements of operations, deficit and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in accordance with Canadian generally accepted accounting principles.

/s/ KPMG LLP

Chartered Accountants

Montréal, Canada

March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Optimal Group Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A of Optimal Group Inc.’s (the "Company") Form 10-K for the year ended December 31, 2005, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over the financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Optimal Group Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Optimal Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Optimal Group Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, deficit and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chartered Accountants

Montréal, Canada

March 13, 2006

OPTIMAL GROUP INC.

Consolidated Financial Statements

Three years ended December 31, 2005

(expressed in U.S. dollars)

OPTIMAL GROUP INC.
Consolidated Balance Sheets
December 31, 2005 and 2004
(expressed in thousands of U.S. dollars)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$98,236	$62,937
Cash held as reserves	22,722	18,739
Cash held in escrow	–	3,536
Short-term investments (note 6)	82,361	88,213
Short-term investments held as reserves (note 6)	3,014	2,104
Settlement assets	20,727	14,375
Accounts receivable (note 7)	11,354	7,121
Income taxes receivable and refundable investment tax credits	1,055	773
Inventory	2,801	1,953
Prepaid expenses and deposits	1,972	1,138
Future income taxes (note 20)	2,016	–
Current assets related to discontinued operations (note 5 (d))	504	2,845
	246,762	203,734

Long-term receivables (note 8)	3,528	3,666
Non-refundable investment tax credits	–	4,747
Property and equipment (note 9)	5,658	4,462
Goodwill and other intangible assets (note 10)	117,090	68,525
Deferred compensation cost (note 5 (e))	–	1,807
Future income taxes (note 20)	683	3,979
Other asset (note 4)	10,462	–
Long-term assets related to discontinued operations (note 5 (d))	500	4,326

	$384,683	$295,246
Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness (note 11)	$8,390	$8,301
Customer reserves and security deposits	112,422	77,574
Accounts payable and accrued liabilities (note 12)	26,706	21,867
Deferred revenue	921	1,591
Income taxes payable	8,998	403
Current portion of obligations under capital leases (note 13)	338	242
Future income taxes (note 20)	836	917
Current liabilities related to discontinued operations (note 5 (d))	181	3,358
	158,792	114,253
Non-controlling interest	12,926	–
Future income taxes (note 20)	8,958	3,794
Other payable	258	–
Deferred revenue	214	318
Obligations under capital leases (note 13)	245	200
Shareholders' equity:
Share capital (note 14)	195,149	184,191
Additional paid-in capital (note 15 (e))	25,884	10,557
Deficit	(16,259)	(16,583)
Cumulative translation adjustment	(1,484)	(1,484)
	203,290	176,681
Commitments and contingencies (note 16)
	$384,683	$295,246
See accompanying notes to consolidated financial statements.
Approved by the Board of Directors
/s/ HOLDEN L. OSTRIN Director /s/ NEIL S. WECHSLER Director

OPTIMAL GROUP INC.
Consolidated Statements of Operations
Three-year period ended December 31, 2005
(expressed in thousands of U.S. dollars, except per share amounts)

	2005	2004	2003

Revenues	$181,351	$89,373	$15,666

Expenses:
Transaction processing and service costs	95,898	54,544	10,872
Selling, general and administrative	44,586	24,369	11,419
Inventory write-down pertaining to service costs (note 19 (a))	-	2,931	–
Amortization of intangibles pertaining to transaction processing and service costs	8,626	2,542	299
Amortization of property and equipment	2,161	1,788	606
Stock-based compensation pertaining to selling, general and administrative (note 19 (b))	22,403	5,736	–
Research and development (note 18)	2,359	1,511	–
Operating leases	4,123	3,298	970
Restructuring costs (note 19 (a))	3,565	923	109
Foreign exchange loss (gain)	1,252	(1,021)	333
Impairment losses (note 10)	8,657	–	–
	193,630	96,621	24,608

Loss from continuing operations before undernoted items	(12,279)	(7,248)	(8,942)

Investment income	4,149	1,632	981
Gain on sale of interest in FireOne (note 4)	30,411	–	–

Earnings (loss) from continuing operations before income taxes and non-controlling interest	22,281	(5,616)	(7,961)

Income tax (recovery) provision (note 20)	11,008	1,188	(3,215)

Earnings (loss) from continuing operations before non-controlling interest	11,273	(6,804)	(4,746)

Non-controlling interest	4,181	–	–

Earnings (loss) from continuing operations	7,092	(6,804)	(4,746)

Loss from discontinued operations, net of income taxes (notes 5 (d) (ii) and (g))	(6,327)	(6,613)	(1,422)

(Loss) gain on disposal of net assets from discontinued operations, net of income taxes (notes 5 (d) (ii) and (g))	(188)	4,164	–

Net earnings (loss)	$577	$(9,253)	$(6,168)

Weighted average number of shares:
Basic	22,869,401	20,289,670	14,936,235
Plus impact of stock options and warrants	2,475,219	136,607	576

Diluted	25,344,620	20,426,277	14,936,811

Earnings (loss) per share:
Continuing operations:
Basic	$0.31	$(0.34)	$(0.32)
Diluted	0.28	(0.34)	(0.32)
Discontinued operations:
Basic	(0.28)	(0.12)	(0.09)
Diluted	(0.26)	(0.12)	(0.09)
Net:
Basic	0.03	(0.46)	(0.41)
Diluted	0.02	(0.46)	(0.41)

See accompanying notes to consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Deficit
Three-year period ended December 31, 2005
(expressed in thousands of U.S. dollars)

	2005	2004	2003

Deficit, beginning of year	$(16,583)	$(7,330)	$(1,162)

Net earnings (loss)	577	(9,253)	(6,168)

Excess of purchase price over book value of shares (note 14)	(253)	-	-

Deficit, end of year	$(16,259)	$(16,583)	$(7,330)

See accompanying notes to consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Cash Flows
Three-year period ended December 31, 2005
(expressed in thousands of U.S. dollars)
	2005	2004	2003
Cash flows from (used in) operating activities:
Net earnings (loss)	$577	$(9,253)	$(6,168)
Add: loss from discontinued operations	6,327	6,613	1,422
loss (gain) on disposal of net assets from discontinued operations	188	(4,164)	-
Net earnings (loss) from continuing operations	7,092	(6,804)	(4,746)
Adjustments for items not affecting cash:
Non-controlling interest	4,181	-	-
Amortization	10,787	4,330	905
Future income taxes	2,685	983	(2,254)
Stock-based compensation	22,403	5,736	-
Inventory write-downs	-	2,931	-
Foreign exchange	559	(523)	-
Impairment losses	8,657	-	-
Loss on disposal of property and equipment	48	-	-
Gain on sale of interest in FireOne	(30,411)	-	-
Net change in operating assets and liabilities (note 24 (a))	30,540	4,168	(939)
	56,541	10,821	(7,034)
Cash flows from (used in) financing activities:
Proceeds from issuance of FireOne common shares	16	-	-
(Increase) decrease in bank indebtedness	(480)	(3,328)	10,726
Repayment of capital leases	(246)	(290)	-
Repayment of long-term debt	-	-	(3,746)
Repurchase of Class “A” shares	(436)	-	-
Proceeds from issuance of Class "A" shares	7,508	482	-
	6,362	(3,136)	6,980
Cash flows from (used in) investing activities:
Purchase of property, equipment and intangible assets	(2,897)	(2,786)	(463)
Proceeds from sale of property, equipment and intangibles	69	-	656
Proceeds from sale of assets	518	-	-
Proceeds from maturity of short-term investments	5,852	9,242	1,845
Proceeds from note receivable	138	33	-
Proceeds from sale of interest in FireOne	44,146	-	-
Decrease (increase) in cash held in escrow	2,794	(2,794)	-
Cash acquired on acquisition of Terra	-	32,880	-
Acquisition of NPS, net of cash of $126 (note 5 (i))	(3,000)	(12,006)	-
Acquisition of MCA, including acquisition costs of $49(note 5 (a))	(3,722)	-	-
Acquisition of UBC, including acquisition costs of $277 (note 5 (b))	(44,277)	-	-
Acquisition of Moneris, including acquisition costs of $266 (note 5 (c))	(18,266)	-	-
Proceeds from disposal of business (note 5 (g))	-	30,194	-
Proceeds from disposal of EBS (note 5 (h))	-	3,974	-
Transaction costs (notes 4 and 5 (e))	(6,553)	(1,389)	-
Acquisition of RBA (note 5 (j))	742	-	(6,046)
Acquisition of Systech Retail Systems (note 5 (d))	-	(3,465)	-
	(24,456)	53,883	(4,008)

Effect of exchange rate changes on cash and cash equivalents during the year	(169)	1,776	-
Cash flows of discontinued operations (revised - see note 26):
Operating cash flows	(2,669)	(1,971)	545
Financing cash flows	(310)	(472)	-
Investing cash flows	-	(2,176)	(1,886)
	(2,979)	(4,619)	(1,341)
Net increase (decrease) in cash and cash equivalents	35,299	58,725	(5,403)
Cash and cash equivalents, beginning of year	62,937	4,212	9,615
Cash and cash equivalents, end of year	$98,236	$62,937	$4,212

Supplemental disclosure of cash flow information (note 24).
See accompanying notes to consolidated financial statements.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

1.	Nature of operations:

Optimal Group Inc. (the "Company") is incorporated under the Canada Business Corporations Act. The Company's business activities consist of providing payment processing services in the online gaming and non-gaming industries, and hardware maintenance and repair outsourcing services.

2.	Basis of presentation:

As a result of the sale of the U.S. field maintenance service division, which includes Systech Retail Systems referred to in note 5 (d) and the sale of U-Scan® self-checkout business referred to in note 5 (g), the results of discontinued operations are included in the net earnings (loss), but presented separately under discontinued operations for current and prior years. The balance sheet separately presents the current and long-term assets and liabilities related to the discontinued operations for the current and prior years.

3.	Significant accounting policies:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. These principles conform, in all material respects, with accounting principles generally accepted in the United States, except as described in note 25. The significant accounting policies of the Company are summarized as follows:

(a)	Principles of consolidation:

These consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and its 76.2% owned subsidiary, FireOne Group plc. All intercompany balances and transactions have been eliminated on consolidation.

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

The Company has agreements with various financial institutions for the settlement of payment transactions. Under the terms of these agreements, the Company is required to maintain certain amounts as reserves, which may be applied against any amounts for which the financial institutions would be entitled to reimbursement. Certain amounts charged by the financial institutions are charged to the Company’s customers.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

3.	Significant accounting policies (continued):
	(e)	Settlement assets:

Settlement assets result from timing differences in the Company’s settlement process. These timing differences arise primarily as a result of settlement amounts due from financial institutions representing the card associations and debit networks. These amounts are typically funded to the Company within days from the transaction processing date.

(f)	Customer reserves and security deposits:

Customer reserves and security deposits include balances required from merchants in the payments segment to provide for amounts for which the Company would be entitled to reimbursement under its contractual arrangements. Customer reserves and security deposits relate to merchant collateral and outstanding payments due to merchants and customers.

(g)	Inventory:

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

(h)	Research and investment tax credits:

Research and investment tax credits are recorded as a reduction of the related expense or the cost of the assets acquired. Tax credits are given recognition when reasonable assurance exists that they will be realized.

(i)	Property and equipment:

Property and equipment are recorded at cost. Assets under capital leases are recorded at the present value of minimum lease payments. Amortization is provided for over the estimated useful lives of the assets using the straight-line method at the following annual rates:

Computer equipment and software	33% - 50%
Equipment	10% - 33%
Leasehold improvements	Lease term

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

3.	Significant accounting policies (continued):
(j)	Goodwill and other intangible assets:

Goodwill:

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated as of the date of the business combination to the Company's reporting units that are expected to benefit from the synergies of the business combination.

Goodwill is not amortized but is tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset may be impaired. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired, and the second step of the impairment test is not required. The second step is performed when the carrying amount of a reporting unit exceeds its fair value, in which case, the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the impairment loss, if any. When the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item on the consolidated statement of operations.

Other intangible assets:

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost. The cost of a group of intangible assets, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets based on their relative fair values.

Intangible assets with finite useful lives are amortized using the straight-line method over the following periods:

Customer contracts, relationships and service agreements	24 - 84 months
Acquired technology	60 months
Supplier contract	36 - 84 months
ISO/ISA relations	84 months

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

3.	Significant accounting policies (continued):
(j)	Goodwill and other intangible assets (continued):

Other intangible assets (continued):

As at December 31, 2005, estimated amortization expense for each of the next five years is expected to be as follows:

2006	$11,974
2007	11,808
2008	11,463
2009	9,951
2010	9,452

Estimated future amortization expense is based on intangible amounts recorded as of December 31, 2005. Actual amounts will increase if additional amortizable intangible assets are acquired.

(k)	Impairment of long-lived assets:

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

(l)	Asset retirement obligations:

The Company recognizes the fair value of a future asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. The Company concurrently recognizes a corresponding increase in the carrying amount of the related long-lived asset that is depreciated over the life of the asset. The fair value of the asset retirement obligation is estimated using the expected cash flow approach that reflects a range of possible outcomes discounted at a credit-adjusted risk-free interest rate. Subsequent to the initial measurement, the asset retirement obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. Changes in the obligation due to the passage of time are recognized in income as an operating expense using the interest method. Changes in the obligation due to changes in estimated cash flows are recognized as an adjustment of the carrying amount of the related long-lived asset that is depreciated over the remaining life of the asset. At December 31, 2005 and 2004, the Company had no asset retirement obligations.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

3.	Significant accounting policies (continued):
(m)	Income taxes:

The Company provides for income taxes using the asset and liability method of tax allocation. Under this method, future income tax assets and liabilities are determined based on deductible or taxable temporary differences between financial statement values and tax values of assets and liabilities using enacted or substantively enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse.

The Company establishes a valuation allowance against future income tax assets if, based on available information, it is more likely than not that some or all of the future income tax assets will not be realized.

(n)	Revenue recognition:

The majority of payment service revenues are generated from fees charged to merchants for payment processing services as well as from consumers who utilize the Company's electronic wallet offering. Merchants are charged a discount fee or rate, which is based upon the merchant’s monthly charge volume and risk profile, and this fee is calculated as a percentage of the dollar amount of each transaction. Higher discount rates are charged for card-not-present transactions than for card-present transactions in order to compensate for the higher cost of underwriting and managing the increased chargeback risk associated with such transactions. The balance of payment service revenues are derived from a variety of fixed transaction or services fees, including set-up fees, fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. Consumers who utilize the electronic wallet are charged a fixed transaction fee for each deposit made to their account. Discount and other fees related to payment transactions are recognized at the time the merchant’s transactions are processed. Revenues derived from service fees are recognized at the time the service is performed. Revenues from set-up fees are deferred and amortized over the expected term of the merchant relationship, which is approximately five years.

Where the Company is the primary party responsible for providing payment processing services, revenue is recorded on a gross basis and amounts paid to the acquiring processing suppliers are recorded as part of transaction processing expenses. Where the Company is not the primary party in providing a merchant with payment processing services, the Company records revenue net of amounts paid to the acquiring processing supplier.

Revenues from repair services are recognized at the time the services are rendered. Revenues from maintenance contracts are deferred and recognized ratably over the term of the contract.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

3.	Significant accounting policies (continued):
(o)	Reserve for losses on merchant accounts:

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, consumer dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction may be charged back to the merchant, which means the transaction amount is refunded to the consumer and, in certain instances, charged to the merchant. If the merchant has insufficient funds, the Company must bear the credit risk for the full amount of the transaction. There are contracts which include financial guarantees that represent a form of insurance arrangement, and are accounted for as such. In this respect, the Company treats the guarantee contract as a contingent liability until such time as it becomes probable that the Company will be required to make a payment under the guarantee. Management evaluates the risk for such transactions and estimates the loss for disputed transactions based primarily on historical experience and other relevant factors.

A reserve is maintained for merchant losses necessary to absorb chargebacks and other losses for merchant transactions that have been previously processed and on which revenues have been recorded. Management analyzes the adequacy of its reserve for merchant losses in each reporting period. The reserve for merchant losses comprises specifically identifiable reserves for merchant transactions for which losses can be estimated and an estimate of loss in the remaining portfolio based on experience.

The reserve for losses on merchant accounts is decreased by merchant losses (arising from chargebacks) and is increased by provisions for merchant losses, net of any recoveries. The net charge for the provision for merchant losses is included in "Selling, general and administrative" expenses in the consolidated statements of operations. As at December 31, 2005 and 2004, the reserve for losses on merchant accounts is included in "Accounts payable and accrued liabilities".

(p)	Foreign currency translation:

The functional currency of the Company is the U.S. dollar and, accordingly, the financial statements have been prepared in U.S. dollars. Monetary assets and liabilities of the Canadian and foreign operations denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates of exchange prevailing at the balance sheet dates. Other assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates prevailing when the assets were acquired or the liabilities incurred. Revenues and expenses denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the average rate of exchange in effect for the period during which the transaction occurred. Foreign exchange gains and losses are included in the determination of net earnings.

(q)	Research and development expenses:

Research costs, which include all costs incurred to establish technological feasibility, are charged to operations in the period in which they are incurred. Once technological feasibility has been established, development costs are evaluated for deferral and subsequent amortization over the estimated period of benefit. As at December 31, 2005 and 2004, the Company had no deferred development costs.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

3.	Significant accounting policies (continued):
(r)	Stock-based compensation:

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

	2005	2004	2003

Net earnings (loss), as reported	$577	$(9,253)	$(6,168)

Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards granted in fiscal 2002, net of related taxes of nil	–	–	(1,424)

Pro forma net earnings (loss)	$577	$(9,253)	$(7,592)

Earnings (loss) per share:
Basic:
As reported	$0.03	$(0.46)	$(0.41)
Pro forma	0.03	(0.46)	(0.51)
Diluted:
As reported	0.02	(0.46)	(0.41)
Pro forma	0.02	(0.46)	(0.51)

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

3.	Significant accounting policies (continued):
(r)	Stock-based compensation (continued):

The weighted average fair value of the 1,765,000 options granted during fiscal 2002, estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions, was $11.49 per share:

Risk-free interest rate	3.32%
Expected volatility	81%
Expected life in years	10
Expected dividend rate	0%

Dividend yield was excluded from the calculation, since it is the present policy of the Company to retain all earnings to finance operations.

(s)	Earnings per share:

Basic earnings per share are determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated using the treasury stock method. Diluted earnings per share are computed in a manner consistent with basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding options and warrants were exercised, and that the proceeds from such exercises are used to repurchase Class "A" shares at the average market price during the reporting period.

(t)	Guarantees:

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

3.	Significant accounting policies (continued):
(u)	Use of estimates:

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

4.	FireOne Group plc:

In April 2005, the Company created FireOne Group plc ("FireOne") and transferred to this newly-created, wholly-owned Irish subsidiary and its subsidiaries the net assets of the payments processing business related to online gaming previously held in Optimal Payments Inc. and its subsidiaries. On May 27, 2005, the Company completed the placing of 10 million ordinary shares of FireOne, representing a 20% interest, with institutional and other shareholders. The Company received gross proceeds of $44,146 (£24.1 million) as a result of this transaction. The ordinary shares of FireOne were admitted for trading on the Alternative Investment Market (AIM) of the London Stock Exchange plc on June 2, 2005.

The Company recognized a gain on sale of its 20% interest in FireOne of $30,411, net of transaction costs of $6,643. The non-controlling interest in these assets at the date of the transaction was $7,092.

As a result of the internal reorganization to transfer the payments processing business related to online gaming to FireOne and its subsidiaries, the Company incurred a tax charge of $13,732, of which approximately $2,400 represents taxes currently payable and the remainder represents the utilization of future tax assets and investment tax credits previously recognized. Taxes paid or incurred as a result of the transfer of net assets to FireOne and its subsidiaries have been recorded as an "Other asset" in the consolidated balance sheets and will be recognized when the Company's interest in FireOne is transferred, by sale or otherwise, outside of the consolidated group.

For 2005, the Company amortized $2,746 of this asset as a future tax expense as a result of the sale of a 20% interest held by the Company referred to above. In addition, the Company's interest in FireOne was effectively diluted to 76.2% from 80% as a result of the vesting of the restricted share units issued by FireOne as discussed in note 15 (a). As a result, the Company amortized a further $524 of this Other asset as a future tax expense and recorded a dilution loss of $1,619, which is included in "Non-controlling interest" in the consolidated statements of operations. As at December 31, 2005, the balance of Other asset, net of amortization, is $10,462.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

5.	Business acquisitions and disposals:
(a)	Acquisition from Merchant Card Acceptance Corp.:

On January 1, 2005, Optimal Payments Inc., a wholly-owned subsidiary of the Company, acquired the operating assets of Merchant Card Acceptance Corp. and its affiliated companies, Precision Management Consulting Inc. and Merchant Card Interactive Corp. (collectively, "MCA"), for $3,722 subject to the determination of certain post-closing adjustments. The agreement also provides for a contingent consideration of $827 (CA$1,000) based on the attainment of specified operational targets. MCA is an independent sales organization providing Canadian-based merchants with credit card and Interac PIN-based debit card acceptance. The acquisition of MCA resulted in the recognition of goodwill primarily because the operations would deliver earnings prospects and potential strategic and other benefits, including an increase in the Company's revenue base and diversification of the payments services portfolio.

The acquisition was accounted for by using the purchase method and the results of MCA were consolidated with those of the Company from the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Property and equipment	$145
Supplier contract	779
Goodwill	2,775
Inventory	23

$3,722

Consideration:
Cash	$3,673
Transaction costs	49

$3,722

On December 31, 2004, an amount of $2,794 (CA$3,250) was held in escrow pending closure of the transaction on January 1, 2005.

(b)	Acquisition from United Bank Card Inc.:

On May 6, 2005, Optimal Payments Corp., a wholly-owned subsidiary of Optimal Group Inc., acquired a portfolio of merchant processing from United Bank Card Inc. ("UBC"), a payment and transaction processor that serves primarily card-present merchants nationwide.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

5.	Business acquisitions and disposals (continued):
(b)	Acquisition from United Bank Card Inc. (continued):

The assets were acquired for cash of $44,277. The transaction was accounted for by the Company as an acquisition of assets. The following table summarizes the estimated fair value of the assets acquired at date of acquisition:

Assets acquired:
Customer relationships	$43,777
Customer service agreement	500

Net assets acquired for cash	$44,277

Pursuant to the agreement, UBC has guaranteed the Company a minimum contribution margin applicable to each of the fifteen quarters following the closing date. UBC is required to maintain an irrevocable revolving standby letter of credit in the amount of $10,000 to serve as collateral for the above guarantee. The amount of this letter of credit will be reduced at a rate of 17.5% per year until the contract period expires in 2009. In addition, UBC’s shareholder has provided a personal guarantee of $2,500 as additional security for maintaining the minimum contribution margin under the agreement. UBC will continue to perform certain customer service obligations at no cost for a period of two years, for a fixed monthly fee per merchant in the third year and for a fee to be negotiated thereafter.

(c)	Acquisition from Moneris Solutions, Inc.:

On October 6, 2005, Optimal Payments Corp. acquired from Moneris Solutions, Inc. ("Moneris") a portfolio of U.S. merchant processing contracts and associated sales channel contracts for a cash consideration of $18,266.

The acquired portfolio comprises approximately 6,500 U.S.-based merchants processing in excess of $1,500,000 of credit card, debit card, and electronic benefit payments, annually. The acquired sales channel comprises approximately fifty independent sales organizations.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

5.	Business acquisitions and disposals (continued):
(c)	Acquisition from Moneris Solutions, Inc. (continued):

The acquisition was accounted for as an acquisition of assets. The following summarizes the estimated fair values of the assets acquired at the date of acquisition:

Assets acquired:
Customer relationships	$11,086
ISO/ISA relationships	7,180

Net assets acquired for cash	$18,266

(d)	Systech Retail Systems:
(i)	Acquisition:

On February 27, 2004, the Company acquired the hardware service division of Systech Retail Systems ("Systech"). The acquisition of Systech resulted in the recognition of goodwill primarily because the Company’s then strategy was to re-establish a repair services business in the United States in light of the then anticipated sale of its U-Scan® self-checkout business.

The net assets of Systech were acquired for $3,465, of which $2,639 was for the U.S. operations of Systech and $826 was for the Canadian operations. The acquisition was accounted for using the purchase method and the results of Systech were consolidated with those of the Company from the date of acquisition.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

5.	Business acquisitions and disposals (continued):
(d)	Systech Retail Systems (continued):
(i)	Acquisition (continued):

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Accounts receivable	$1,428
Inventories	750
Property and equipment	1,082
Prepaid expenses and deposits	65
Customer contracts and customer relationships	612
Goodwill	4,258
8,195

Liabilities assumed:
Accounts payable and accrued liabilities	1,441
Obligations under capital leases	808
Deferred revenue	2,481
4,730

Net assets acquired for cash	$3,465

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

5.	Business acquisitions and disposals (continued):
(d)	Systech Retail Systems (continued):
(ii)	Sale of U.S. operations:

On June 30, 2005, the Company sold the net assets relating to the U.S. operations of Systech, comprised mainly of inventory and customer contracts, for a cash consideration of $777. The decision to sell the U.S. operations was based on the Company's strategy to focus efforts on its maintenance service business in Canada. The following table summarizes the book value of the assets and liabilities at June 30, 2005 relating to the operations sold by the Company:

Current assets:
Inventory	$743
Receivables	12
755

Long-term assets:
Property and equipment	67
Customer contracts and customer relationships	143
210

Net assets sold	965

Proceeds from sale	777

Net loss on sale of net assets	$188

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

5.	Business acquisitions and disposals (continued):
(d)	Systech Retail Systems (continued):
(ii)	Sale of U.S. operations (continued):

The following table summarizes the book value of the assets and liabilities at December 31, 2004 relating to the operations sold, as well as the remaining assets and liabilities of the operations as at December 31, 2005:

	2005	2004

Current assets:
Accounts receivable	$504	$1,092
Inventory	–	1,559
Prepaid expenses	–	194
	504	2,845

Long-term assets:
Long-term receivables	500	–
Property and equipment	–	345
Intangible assets	–	3,981
	500	4,326

Current liabilities:
Amounts payable and accrued liabilities	181	1,412
Deferred revenue	–	1,610
Obligations under capital leases	–	336
	181	3,358

Net assets	$823	$3,813

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

5.	Business acquisitions and disposals (continued):
(d)	Systech Retail Systems (continued):
(ii)	Sale of U.S. operations (continued):

The results of operations of this business for the year ended December 31, 2005 and 2004 were as follows:

	2005	2004

Revenue	$5,008	$10,024

Expenses:
Service costs	6,108	9,211
Selling, general and administrative	1,134	2,785
Operating leases	149	331
Restructuring costs	–	399
Amortization of property, equipment and intangibles	195	772
Goodwill impairment	3,790	–
Foreign exchange (gain) loss	(41)	9
	11,335	13,507

Net loss from discontinued operations	$(6,327)	$(3,483)

The results of operations include management assumptions and adjustments related to cost allocations which are inherently subjective.

(e)	Terra Payments Inc.:

Effective April 6, 2004, the Company completed a Combination Agreement with Terra Payments Inc. ("Terra"), a publicly-traded company that offered proprietary technology and services to businesses to accept credit card, electronic check and direct debit payments. Terra processed credit card payments for non-face-to-face transactions, including mail-order/telephone order, online gaming and other online merchants, as well as for retail point-of-sale merchants. Terra also processed checks and direct debits online and by telephone. The primary reasons for the Company’s acquisition of Terra and the primary factors that contributed to a purchase price that resulted in recognition of goodwill include its industry position, management strength, earnings prospects and ability to serve as a platform for potential strategic acquisitions for enhanced growth and profitability in this segment.

The agreement was a stock-for-stock merger in which 0.4532 of the Company's Class "A" shares were exchanged for each share of Terra. The total purchase price of $66,005 was paid through the issuance of 7,242,168 Class "A" shares, the acquisition of outstanding options and warrants issued by Terra and transaction costs of the Company.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

5.	Business acquisitions and disposals (continued):
(e)	Terra Payments Inc. (continued):

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

5.	Business acquisitions and disposals (continued):
(e)	Terra Payments Inc. (continued):

The Company assumed 1,587,058 stock options and warrants having a fair value of $5,877, or a weighted average fair value of $3.70 per share, relating to the Terra outstanding stock options and warrants. This also represents 0.4532 stock option or warrant of the Company for each stock option or warrant of Terra. The fair value of the vested stock options and warrants of $3,202 is included in the purchase consideration. The remaining $2,675, representing the fair value of the unvested stock options, was recorded as deferred compensation cost and was being amortized over the vesting periods. As a result of the accelerated vesting of all outstanding options, discussed in note 15 (a), for the year ended December 31, 2005, $1,807 (2004 - $868) was amortized as stock-based compensation in the consolidated statements of operations. As of December 31, 2005, the unamortized deferred compensation cost is nil (2004 - $1,807) as all options have vested.

The fair values were determined using the Black-Scholes option pricing model using the following weighted average assumptions:

Expected volatility	69.8%
Expected life in years	2.9
Risk-free interest rate	2%
Expected dividend rate	0%

(f)	Supplementary information:

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

2004

Pro forma revenues	$103,188
Pro forma net loss	(6,704)
Pro forma diluted loss per share	(0.30)

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

5.	Business acquisitions and disposals (continued):
(g)	Sale of U-Scan® self-checkout business:

Effective April 8, 2004, the Company sold its U-Scan® self-checkout business to Fujitsu Transaction Solutions Inc. ("Fujitsu"), including all related tangible assets, intellectual property rights, and obligations, for $35,000 in cash plus the assumption of liabilities. Fujitsu funded the payment of a termination fee owed by the Company to NCR Corporation ("NCR") as a result of the termination of their offer to purchase the self-checkout business. Subsequent to April 8, 2004, the Company paid an amount of $4,806 to Fujitsu due to purchase price adjustments mainly attributed to there being less net assets sold to Fujitsu as the Company collected a large portion of the accounts receivable and realized the cash thereon in advance of the sale. Thus, the net proceeds realized on the sale to Fujitsu were $30,194.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

5.	Business acquisitions and disposals (continued):
(g)	Sale of U-Scan® self-checkout business (continued):

The following table summarizes the book value of the assets and liabilities at April 8, 2004 relating to the business sold by the Company:

April 8, 2004

Current assets:
Accounts receivable	$8,194
Inventories	17,915
Prepaid expenses and deposits	169
26,278

Long-term assets:
Property and equipment	3,937
Intangible assets	3,500
7,437

Current liabilities:
Accounts payable and accrued liabilities	2,895
Deferred revenue	7,132
10,027

Net assets relating to U-Scan® self-checkout business	23,688

Proceeds from sale	30,194

Gain on sale of net assets of U-Scan® self-checkout business before income taxes	6,506

Income taxes	2,342

Net gain on sale of net assets of U-Scan® self-checkout business	$4,164

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

5.	Business acquisitions and disposals (continued):
(g)	Sale of U-Scan® self-checkout business (continued):

The results of operations of this business for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Systems and hardware service revenue	$–	$10,870	$51,522
Cost of sales	–	6,929	34,550
	–	3,941	16,972

Expenses:
Selling, general and administrative	–	5,968	14,487
Amortization	–	664	2,160
Operating leases	–	237	1,001
Research and development	–	202	795
Restructuring costs	–	–	639
	–	7,071	19,082

Loss before income taxes	–	(3,130)	(2,110)

Income tax recovery	–	–	(688)

Net loss from discontinued operations	$–	$(3,130)	$(1,422)

The results of operations include management assumptions and adjustments related to cost allocations which are inherently subjective.

(h)	Disposal of investment in ebs Electronic Billing Systems AG:

In May 2004, the Company sold its investment in ebs Electronic Billing Systems AG ("EBS") to EBS’ majority shareholder for a net cash consideration of $3,974, which was the fair value of the investment recorded by the Company upon the acquisition of Terra at April 6, 2004. Accordingly, there was no gain or loss on this transaction.

(i)	Acquisition of National Processing Services LLC:

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

5.	Business acquisitions and disposals (continued):
(i)	Acquisition of National Processing Services LLC (continued):

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash	$126
Accounts receivable	4
Inventory	37
Property and equipment	21
Prepaid expenses and deposits	12
Customer relationships	3,523
Supplier contract	597
Goodwill	10,818
15,138

Liabilities assumed:
Accounts payable and accrued liabilities	6

Net assets acquired	$15,132

Consideration:
Cash	$15,000
Transaction costs	132

$15,132

(j)	RBA Inc.:

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

The net assets were acquired for $5,305 (CA$7,200). The acquisition was accounted for using the purchase method, and the results of RBA were consolidated with those of the Company from the date of acquisition.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

5.	Business acquisitions and disposals (continued):
(j)	RBA Inc. (continued):

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired, at assigned values:
Accounts receivable	$3,185
Inventories	2,222
Property and equipment	1,767
Prepaid expenses and deposits	289
Customer contracts and customer relationships	3,400
Tax-deductible goodwill	3,182
14,045

Liabilities assumed:
Accounts payable and accrued liabilities	4,296
Deferred revenue	698
Current portion of long-term debt	2,384
Long-term debt	1,362
8,740

Net assets acquired for cash	$5,305

In fiscal 2004, an adjustment of $139 was made to increase goodwill attributable to the acquisition of the ongoing business of RBA Inc. for liabilities estimated at time of the acquisition. In addition, the purchase price of the RBA acquisition was decreased by $742 in 2004. This adjustment was recorded as a decrease to goodwill and an increase to cash held in escrow, and represents management’s best estimate of the purchase price consideration expected to be recovered from funds held in escrow from the resolution of disputes associated with the acquisition. During fiscal 2005, the disputes were settled and the funds held in escrow were released to the Company.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

6.	Short-term investments:

	2005	2004

Notes denominated in U.S. dollars and in Canadian dollars, with a weighted average effective yield of 3.91% (2004 - 2.02%), maturing between February 2, 2006 and December 29, 2006 (2004 - maturing between January 12, 2005 and December 29, 2006)	$82,361	$88,213

Held as reserves

Notes denominated in U.S. dollars and in Canadian dollars, with a weighted average effective yield of 3.96% (2004 - 2.30%), maturing between January 16, 2006 and March 29, 2006 (2004 - matured on January 14, 2005 and March 22, 2005)	$3,014	$2,104

7.	Accounts receivable:

	2005	2004

Trade accounts receivable	$10,245	$6,488
Accrued interest	288	186
Sales tax receivable	520	120
Other	371	429
Less allowance for doubtful accounts	(70)	(102)

	$11,354	$7,121

8.	Long-term receivables:

Included in long-term receivables is the net present value of an interest-free note received on the sale of the assets of a division of Terra in fiscal 2002. The repayment terms require monthly payments equal to 10% of the debtor’s sales.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

9.	Property and equipment:

	2005	2004

Cost:
Assets held under capital leases	$683	$760
Equipment	1,422	1,293
Computer equipment and software	5,489	3,434
Leasehold improvements	2,678	1,758
	10,272	7,245

Accumulated amortization:
Assets held under capital leases	453	399
Equipment	553	360
Computer equipment and software	2,760	1,559
Leasehold improvements	848	465
	4,614	2,783

Net carrying amount	$5,658	$4,462

Assets held under capital leases consist of computer equipment. Amortization expense related to assets under capital leases was $291 in 2005 (2004 - $469 and 2003 - nil).

10.	Goodwill and other intangible assets:

December 31, 2005
	Gross carrying amount	Accumulated amortization	Net book value

Goodwill	$49,243	$–	$49,243
Customer contracts, relationships and service agreements	64,395	7,398	56,997
Acquired technology	4,520	1,582	2,938
ISO/ISA relations	7,180	256	6,924
Supplier contract	1,376	388	988

	$126,714	$9,624	$117,090

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

10.	Goodwill and other intangible assets (continued):

As a result of the sale of the net assets of the U.S. field maintenance services operations referred to in note 5 (d) (ii), an impairment loss of $1,515 was recognized by the Company in the second quarter of 2005 to write down goodwill related to one of the remaining services operations to its estimated fair value, which was calculated based on the present value of future cash flows expected to be generated from the division.

In the fourth quarter of 2005, as a result of continuing losses incurred in the hardware maintenance and repair outsourcing services business, the Company revised its estimate of future cash flows to be generated from this business. The carrying values of goodwill and intangible assets related to this business were reduced to fair market values and the resulting impairment loss of $7,142 was expensed. Management estimated the fair market value of this business using the present value of expected future cash flows.

December 31,
			2004
	Gross carrying amount	Accumulated amortization	Net book value

Goodwill	$53,290	$141	$53,149
Customer contracts, relationships and service agreements	13,285	2,305	10,980
Acquired technology	4,520	678	3,842
Supplier contract	597	43	554

	$71,692	$3,167	$68,525

Changes in goodwill and other intangible assets were as follows:

Goodwill	Customer contracts, relationships and service agreements		Acquired technology	ISO/ISA Relations	Supplier contract	Total

Balance, December 31, 2004	$53,149	$10,980	$3,842	$–	$554	$68,525

Acquisitions:
MCA	2,775	–	–	–	779	3,554
UBC	–	44,277	–	–	–	44,277
Moneris	–	11,086	–	7,180	–	18,266
Other	–	53	–	–	–	53

Adjustments:
Other	(93)	(209)	–	–	–	(302)

Impairment loss	(6,588)	(2,069)	–	–	–	(8,657)

Amortization	–	(7,121)	(904)	(256)	(345)	(8,626)

Balance, December 31, 2005	$49,243	$56,997	$2,938	$6,924	$988	$117,090

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

11.	Bank indebtedness:

The Company has credit facilities available in the amount of approximately $9,980 (CA$11,600), which can be utilized in the form of loans, bankers' acceptances or letters of guarantees. At December 31, 2005, the Company utilized $8,390 (CA$9,757) (2004 - $8,301 (CA$9,978)) of the facilities in borrowings and $516 (CA$600) (2004 - $1,500 (CA$1,800)) through the issuance of letters of guarantee. The borrowings are due on demand and bear interest either at the bank's prime rate or the market rate for bankers' acceptances plus an acceptance fee of 0.75% per annum. The facilities are secured by a first ranking moveable hypothec on certain short-term investments.

12.	Accounts payable and accrued liabilities:

	2005	2004

Trade accounts payable	$3,507	$1,682
Accrued trade liabilities	6,388	5,245
Accrued salaries and benefits	9,805	5,640
Reserve for merchant losses and chargebacks	4,946	3,510
Balance of sale on acquisitions	160	3,000
Sales taxes payable	381	461
Royalties payable	692	408
Other	827	1,921

	$26,706	$21,867

13.	Obligations under capital leases:

	2005	2004

Computer equipment lease contracts, interest ranging between 4.69% to 9.30% (2004 - 4.65% to 16%), maturing on dates varying from December 2006 to March 2008 (2004 - March 2005 to May 2007)	$633	$477

Less imputed interest	(50)	(35)
	583	442

Less current portion	(338)	(242)

Long-term portion	$245	$200

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

13.	Obligations under capital leases (continued):

Future principal payments under capital leases for subsequent years are as follows: 2006 - $338, 2007 - $199 and 2008 - $46. Interest expense related to obligations under capital leases was $48 in 2005 (2004 - $45 and 2003 - nil).

14.	Share capital:

The Company’s authorized share capital consists of an unlimited number of Class "A" shares, and Class "B" and Class "C" preference shares.

–	The Class "A" shares are designated as common shares.
–

The Class "B" preference shares are voting, non-participating and redeemable at the option of the Company for the amount paid up thereon. In the event of the liquidation, dissolution or wind-up of the Company, the Class "B" preference shares rank in priority to all other classes.

–

The Class "C" preference shares are issuable in series with rights, privileges, restrictions and conditions designated by the directors. In the event of the liquidation, dissolution or wind-up of the Company, the Class "C" preference shares rank in priority to the common shares.

Changes in the issued and outstanding share capital are as follows:

	Number of Class "A" shares	Book value

Balance, December 31, 2002 and 2003	14,936,364	$122,102

Shares issued on acquisition of Terra (note 5 (e))	7,242,168	61,414
Exercise of stock options	40,841	344
Exercise of warrants	31,724	331

Balance, December 31, 2004	22,251,097	184,191

Exercise of stock options	365,036	3,905
Exercise of warrants	682,793	7,236
Cancellation of shares pursuant to stock buyback program	(21,800)	(183)
	1,026,029	10,958

Balance, December 31, 2005	23,277,126	$195,149

The amounts credited to share capital from the exercise of stock options and warrants in fiscal 2005 include a cash consideration of $7,508 (2004 - $482), as well as an ascribed value from additional paid-in capital of $3,633 (2004 - $193).

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

14.	Share capital (continued):

On November 7, 2005, the Company announced a stock buyback program which authorizes the Company to purchase up to 1,100,000 or approximately 4.7% of its issued and outstanding Class "A" shares. The shares may be purchased through the facilities of the Nasdaq National Market over the course of 12 months commencing November 21, 2005. All shares purchased under the program will be cancelled. During 2005, 51,800 Class "A" shares were repurchased. The purchase of 21,800 such shares, having a book value of $183, was settled in 2005 for a total consideration of $436 and such shares were cancelled. The excess of the purchase price over book value of the shares in the amount of $253 was charged to the deficit. The remaining 30,000 Class "A" shares were settled and cancelled in January 2006 for a total cash consideration of $604.

15.	Stock options and warrants:
(a)	Accelerated vesting of stock options and restricted share units:

On November 7, 2005, the Company’s Board of Directors approved the accelerated vesting, of all unvested stock options previously awarded to employees, officers and directors. As a result of the accelerated vesting, and the concurrent accelerated vesting of unvested FireOne restricted share units, the Company recorded additional stock-based compensation of approximately $14,100, which is included in the total stock-based compensation expense for fiscal 2005 of $22,403 described in note 19 (b). The primary purpose of the acceleration was the elimination of stock-based compensation expense in the same aggregate amount that would otherwise be required to be recognized over the period ending June 30, 2007.

In order to prevent unintended personal benefits to employees, officers and directors, the Board imposed restrictions on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevent the sale of any stock obtained through exercise of an accelerated option prior to the earlier of the original vesting date or the individual's termination of employment. The Board of Directors of FireOne imposed a similar restriction upon the sale of the ordinary shares underlying the FireOne restricted share units in respect of which the vesting was accelerated.

(b)	Optimal Group Inc.:

The Company has a stock option plan that provides for the granting of options to employees and directors for the purchase of the Company’s Class "A" shares to be issued from treasury. Options may be granted by the Board of Directors for terms of up to ten years. The Board of Directors establishes the exercise period, vesting terms and other conditions for each grant at the grant date. Options may be granted with exercise prices at the then current market price. Options currently outstanding under the plan expire five years after the date of grant and are fully vested as at December 31, 2005 as a result of the accelerated vesting of all outstanding options discussed in note 15 (a).

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

15.	Stock options and warrants (continued):
(b)	Optimal Group Inc. (continued):

Details of outstanding stock options are as follows:

	Number of options	Weighted average exercise price per share

Balance, December 31, 2002	4,799,525	$22.88

Expired/cancelled	(4,794,525)	22.89

Balance, December 31, 2003	5,000	6.40

Granted	4,636,926	7.10
Expired/cancelled	(50,000)	7.10
Exercised	(5,000)	6.40

Balance, December 31, 2004	4,586,926	7.10

Expired/cancelled	(21,667)	7.10
Exercised	(190,636)	7.10

Balance, December 31, 2005	4,374,623	$7.10

The remaining contractual life of the options outstanding at December 31, 2005 is 3.3 years (2004 - 4.3 years). All options outstanding are exercisable as at December 31, 2005.

(c)	Terra Payments Inc.:

Under the terms of the Combination Agreement with Terra, the Company assumed Terra's stock option plan and, as such, stock options governed by this plan will be exercisable for the Company's Class "A" shares. The exercise price and number of options outstanding on April 6, 2004, the effective date of the acquisition of Terra, were adjusted based on the exchange ratio of 0.4532 of the Company's Class "A" shares for each share of Terra.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

15.	Stock options and warrants (continued):
(c)	Terra Payments Inc. (continued):

Details of the stock options outstanding under Terra plan as at December 31, 2005 are as follows:

U.S. dollar exercise price			Canadian dollar exercise price
Number		Exercise price per share	Number	Weighted average exercise price per share

Balance, April 6, 2004	217,451	$7.43	611,541	$16.24
Expired/cancelled	–	–	(41,617)	47.96
Exercised	–	–	(35,841)	7.64

Balance, December 31, 2004	217,451	7.43	534,083	14.34

Expired/cancelled	–	–	(35,540)	107.15
Exercised	–	–	(174,400)	6.17

Balance, December 31, 2005	217,451	$7.43	324,143	$8.56

As at December 31, 2005, all of these options are fully vested. Refer to note 15 (a).

The Canadian dollar exercise price options outstanding as at December 31, 2005 are as follows:

Options outstanding
Range of exercise prices	Number	Weighted average remaining contractual life (years)	Weighted average exercise price

$3.75 to $5.63	100,329	2.01	$5.25
$6.09 to $8.83	57,405	2.62	7.80
$9.49 to $10.92	165,470	2.73	10.76
$19.86 to $24.27	939	0.79	22.57

	324,143	2.48	$8.56

These options expire on various dates until February 2009.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

15.	Stock options and warrants (continued):
(c)	Terra Payments Inc. (continued):

The 217,451 options outstanding with a U.S. dollar exercise price of $7.43 have a remaining contractual life of 3.3 years as at December 31, 2005.

As at December 31, 2005 and December 31, 2004, there were 28,499 and 728,944 warrants outstanding, respectively, with a weighted average exercise price of CA$0.01 and CA$9.38, respectively, and expiring on dates up to March 2008. During fiscal 2005, a total of 17,652 warrants expired.

There are 577 (2004 - 39,076) stock options and warrants that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the year ended December 31, 2005 because to do so would have been anti-dilutive.

(d)	FireOne:

FireOne established a restricted share unit plan whereby eligible individuals are awarded rights to receive ordinary shares in FireOne to be issued from treasury for a nominal consideration. The plan is administered by FireOne’s remuneration committee. Awards are made to eligible individuals at the discretion of the remuneration committee, vest in accordance with a specified vesting schedule and terminate 7 years from date of award.

In May 2005, FireOne made an initial award of 2,443,750 restricted share units to employees, officers and directors of FireOne and the Company. In November 2005, an additional 56,248 restricted share units were awarded to certain directors. As at December 31, 2005, all restricted share units are fully vested (refer to note 15 (a)). The Company recorded stock-based compensation of $6,080 for the year ended December 31, 2005 in connection with the grant of these restricted share units. Stock-based compensation was determined using the fair value method, based on the estimated fair value of FireOne at the time of grant of the restricted stock units.

Changes in restricted share units were as follows:

	Number	Weighted average fair value per unit

Restricted share units, December 31, 2004	–	$–

Granted	2,499,998	2.43
Exercised	(706,331)	2.34

Restricted share units, December 31, 2005	1,793,667	$2.47

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

15.	Stock option and warrants (continued):
(d)	FireOne (continued):

FireOne also established a stock option plan for employees, directors and officers, which is also administered by the remuneration committee of FireOne. The number of options as well as vesting and performance requirements, if any, are set by the remuneration committee. The exercise price for stock option grants will be based on the average market price of FireOne's ordinary shares for the five days preceding the date of grant. In general, options will expire seven years from date of grant. No options were granted by FireOne in the year ended December 31, 2005.

Grants under the restricted share unit plan and the stock option plan are limited to 2.5% of the issued share capital of FireOne to any individual and to 10% of the total issued share capital of FireOne.

(e)	Changes in additional paid-in capital were as follows:

Balance, December 31, 2003	$5
Options and warrants assumed on Terra acquisition (note 5 (e))	5,877
Stock-based compensation (note 19 (b))	4,868
Ascribed value credited to share capital from exercise of stock options and warrants (note 14)	(193)

Balance, December 31, 2004	10,557

Stock-based compensation from amortization of compensation cost related to stock options and restricted share units (note 19 (b))	20,596
Ascribed value credited to share capital from exercise of stock options and warrants (note 14)	(3,633)
Ascribed value credited to non-controlling interest from exercise of restricted share units	(1,636)

Balance, December 31, 2005	$25,884

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

16.	Commitments and contingencies:
(a)	Operating leases:

The Company has entered into operating leases for its premises, vehicles and certain office equipment. Minimum lease payments, including the Company's proportionate share of common operating costs, are approximately as follows:

2006	$3,023
2007	2,619
2008	2,365
2009	1,915
2010	1,421
Thereafter	116

$11,459

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

(c)

On March 11, 2005, and again on March 31, 2005, the Company received a letter from Fujitsu claiming recovery of expenses allegedly incurred and forecast by Fujitsu to be incurred in relation to the operation of the Company’s former U-Scan® self-checkout business. In December 2005, the Company was notified by Fujitsu of its intention to arbitrate its claims. In February 2006, the Company received a draft request for arbitration, detailing the claims by Fujitsu. Management is reviewing the claims with counsel and have not yet formed an opinion as to their merit or materiality. Management is unable to determine the resolution of this matter or estimate the ultimate liability, if any, related thereto. Accordingly, no provision has been made in these financial statements with respect to such claims.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

16.	Commitments and contingencies (continued):
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

(f)

In the sale or other disposition of assets out of the ordinary course of business, in addition to possible indemnification relating to failure to perform covenants and breach of representations and warranties, the Company might agree to indemnify the purchaser against claims from its past conduct of its business. Typically, the term and amount of such indemnification will be limited by agreement. The nature of these indemnification agreements prevents the Company from estimating the maximum potential liability to indemnified parties. Accordingly, no provision has been made in these financial statements with respect to this item.

17.	Guarantees:

As at December 31, 2005, significant guarantees that have been provided to third parties are the following:

(a)

The Company, and some of its subsidiaries, have granted irrevocable surety bonds and letters of guarantee, issued by highly rated financial institutions to third parties to indemnify them in the event the Company does not perform its contractual obligations. As at December 31, 2005, the maximum potential liability under these guarantees was $300 for surety bonds and $516 (CA$600) under letters of guarantee. The surety bonds are automatically renewed on an annual basis.

As at December 31, 2005 and 2004, the Company recorded no liability with respect to these guarantees, as the Company does not expect to make any payments for the aforementioned items. Management believes that the fair value of the non-contingent obligations to stand ready to perform in the event that specified triggering events or conditions occur approximates the cost of obtaining the surety bonds and letters of guarantee.

(b)	The Company entered into an agreement to indemnify FireOne for the payment of certain tax liabilities of FireOne and its subsidiaries, if any, resulting from the reorganization referred to in note 4.

18.	Research and development expenses:

	2005	2004	2003

Gross research and development expenses	$3,315	$2,242	$–
Less research tax credits	(956)	(731)	–

	$2,359	$1,511	$–

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

19.	Other charges:
(a)	Restructuring costs and inventory write-downs:

During the fourth quarter of 2005, the Company incurred charges of $3,299, representing the cost of financial obligations pursuant to an employment contract with a former senior executive. As at December 31, 2005, an accrual for this cost is included in “Accounts payable and accrued liabilities”. In addition, $266 for severance costs was incurred to reorganize the service segment to improve efficiencies. All these costs are fully paid.

During 2004, restructuring costs of $923 were recorded as a result of efficiency initiatives undertaken that related to the services operating segment. The restructuring costs related primarily to workforce reduction. In addition, $399 of facility closure costs were incurred relating to the discontinued U.S. operations of Systech. As at December 31, 2004, $800 for workforce reduction costs was included in "Accounts payable and accrued liabilities" in the consolidated balance sheets. All of these costs were fully paid in fiscal 2005.

Inventory write-downs of $2,931 were recorded during fiscal 2004 for service parts inventory that were deemed to be no longer of use to the Company in light of the realignment of its services business.

In 2003, the Company reduced its workforce in an effort to increase operating efficiencies; decrease overall general and administrative expenses and improve financial results. In total, the Company incurred charges of $748 primarily for severance and accrued vacations, of which $639 related to the discontinued operations of the U-Scan® self-checkout business. All of these costs are fully paid.

(b)	Stock-based compensation:

Stock-based compensation expense in the consolidated statements of operations was comprised of:

	2005	2004

Expense related to options granted in 2004	$14,516	$4,868
Expense related to FireOne restricted share unit plan	6,080	–
Amortization of deferred compensation (note 5 (e))	1,807	868

	$22,403	$5,736

The fair value of stock options granted was determined at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

Expected volatility	69.4%
Expected life in years	5
Risk-free interest rate	3.4%
Expected dividend rate	0%

The weighted average fair value of 4,636,926 stock options granted in fiscal 2004 was $4.25 per option.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

20.	Income taxes:

The income tax provision (recovery) differs from the amount computed by applying the combined Canadian federal and Québec provincial tax rates to losses before income taxes. The reasons for the difference and the related tax effects are as follows:

	2005	2004	2003

Earnings (loss) from continuing operations before income taxes and non-controlling interest	$22,281	$(5,616)	$(7,961)

Combined Canadian federal and provincial income taxes at 31% (2004 - 31% and 2003 - 33%)	$6,912	$(1,741)	$(2,627)
Foreign exchange(1)	(408)	(3,302)	(1,404)
Utilization of previously unrecognized tax assets and non-taxable portion of gain on FireOne	(10,012)	–	–
Benefit of losses not recorded	4,173	4,344	1,371
Difference in tax rates	(1,222)	(183)	(367)
Stock-based compensation not deductible for tax	6,589	1,509	–
Impairment losses	2,043	–	–
Permanent differences and other	(337)	561	(188)
Amortization of other asset	3,270	–	–

Income tax expense (recovery) of continuing operations	$11,008	$1,188	$(3,215)

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

The provision for (recovery of) income taxes of continuing operations is composed of the following:

	2005	2004	2003

Current income taxes	$8,323	$205	$(961)
Future income taxes	2,685	983	(2,254)

	$11,008	$1,188	$(3,215)

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

20.	Income taxes (continued):

Income tax expense (recovery) has been based on the following components of earnings (losses) before income taxes from continuing operations and non-controlling interest:

	2005	2004	2003

Domestic	$1,942	$(3,537)	$(6,618)
Foreign	20,339	(2,079)	(1,343)

	$22,281	$(5,616)	$(7,961)

The future income tax balances are summarized as follows:

	2005	2004

Future income tax assets (liabilities):
Property and equipment	$572	$1,254
Non-capital losses	12,572	5,121
Capital loss	2,209	3,425
Research and development expenses	620	6,076
Deferred revenue	–	425
Reserves	2,016	1,854
Foreign exchange and other	572	1,244
	18,561	19,399

Less valuation reserve	(16,870)	(15,421)
	1,691	3,978

Research and development tax credits	(1,904)	(1,531)
Intangible assets and other	(6,882)	(3,179)
	(8,786)	(4,710)

Net future income tax asset (liability)	$(7,095)	$(732)

Presented as:
Current assets	$2,016	$–
Long-term assets	683	3,979
Current liabilities	(836)	(917)
Long-term liabilities	(8,958)	(3,794)

	$(7,095)	$(732)

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future income tax assets will be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income and/or tax planning strategies.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

20.	Income taxes (continued):

The Company has losses carryforward and unclaimed research and development expenses available to reduce federal taxable income. These losses expire as follows:

Losses carryforward:
Expiry between 2009 - 2014	$12,476
Expiry 2015	9,318
Expiry 2018 - 2023	13,043

$34,837

	Federal	Provincial

Research and development expenses:
Available indefinitely	$5,596	$5,596

21.	Segmented information:

As a result of the FireOne placing referred to in note 4, the Company now operates in three segments, namely payment processing services gaming, payment processing services non-gaming, and hardware maintenance and repair outsourcing services. Previously, the Company operated in two segments, namely payment processing and hardware maintenance and repair outsourcing services. Comparative figures have been reclassified to conform with this new presentation. Transaction processing costs, administrative expenses and other fees charged among the segments are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the parties. Management measures the results of operations based on segment income before income taxes adjusted for certain non-cash and non-recurring items provided by each business segment.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

21.	Segmented information (continued):

Previously, the Company also developed and sold automated transaction products designed for use in the retail sector and provided related hardware and software maintenance. As a result of the sale of the U-Scan® self-checkout business, this segment has been reclassified as discontinued operations.

(a)	Information on the operating segments is as follows:

			Hardware
	Payment services		maintenance and	Eliminations/
	Gaming	Non-gaming	repair services	unallocated	Consolidated

Year ended December 31, 2005:

Revenues	$76,268	$74,781	$36,453	$(6,151)	$181,351

Transaction processing and service costs	30,774	40,264	28,403	(3,543)	95,898
Selling, general and administrative	12,313	25,495	9,386	(2,608)	44,586
Operating leases	309	794	3,020	–	4,123
Research and development	1,113	1,546	(300)	–	2,359
	31,759	6,682	(4,056)	–	34,385

Stock-based compensation	4,771	15,420	2,212	–	22,403
Amortization	978	8,178	1,631	–	10,787
	26,010	(16,916)	(7,899)	–	1,195

Restructuring costs	–	–	266	3,299	3,565
Impairment losses	–	–	8,657	–	8,657
Foreign exchange loss	9	481	762	–	1,252
Investment income	(478)	(2,495)	(1,176)	–	(4,149)
Gain on sale of interest in FireOne	–	–	–	(30,411)	(30,411)

Earnings (loss) from continuing operations before income taxes and non-controlling interest	26,479	(14,902)	(16,408)	27,112	22,281

Provision for (recovery of) income taxes	8,451	2,937	(380)	–	11,008
Non-controlling interest	4,181	–	–	–	4,181

Earnings (loss) from continuing operations	13,847	(17,839)	(16,028)	27,112	7,092

Loss from discontinued operations	–	–	(6,327)	–	(6,327)
Loss on disposal of net assets from discontinued operations	–	–	(188)	–	(188)

Net earnings (loss)	$13,847	$(17,839)	$(22,543)	$27,112	$577

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

21.	Segmented information (continued):
(a) Information on the operating segments is as follows (continued):

			Hardware
	Payment services		maintenance and	Eliminations/
	Gaming	Non-gaming	repair services	unallocated	Consolidated

Year ended December 31, 2004:

Revenues	$32,232	$21,122	$37,882	$(1,863)	$89,373

Transaction processing and service costs	13,092	12,637	30,678	(1,863)	54,544
Selling, general and administrative	6,268	9,097	9,004	–	24,369
Operating leases	312	311	2,675	–	3,298
Research and development	1,246	265	–	–	1,511
	11,314	(1,188)	(4,475)	–	5,651

Stock-based compensation	618	3,776	1,342	–	5,736
Amortization	709	2,112	1,509	–	4,330
	9,987	(7,076)	(7,326)	–	(4,415)

Restructuring costs	–	–	923	–	923
Inventory write-down	–	–	2,931	–	2,931
Foreign exchange (gain) loss	–	(1,839)	818	–	(1,021)
Investment income	(239)	(492)	(901)	–	(1,632)

Earnings (loss) from continuing operations before income taxes	10,226	(4,745)	(11,097)	–	(5,616)

Provision for (recovery of) income taxes	4,547	(3,061)	(298)	–	1,188

Earnings (loss) from continuing operations	5,679	(1,684)	(10,799)	–	(6,804)

Loss from discontinued operations	–	–	(6,613)	–	(6,613)
Gain on sale of net assets from discontinued operations	–	–	4,164	–	4,164

Net earnings (loss)	$5,679	$(1,684)	$(13,248)	$–	$(9,253)

Since the payment services business was acquired only in fiscal 2004 and the U-Scan® self-checkout business has been reclassified as discontinued operations for fiscal 2004 and 2003, segment information pertaining to the statement of operations for fiscal 2003 is not presented as the results relate entirely to the hardware maintenance and repair services segment.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

21.	Segmented information (continued):
(a)	Information on the operating segments is as follows (continued):

			Hardware
	Payment services		maintenance and
	Gaming	Non-gaming	repair services	Consolidated

December 31, 2005:

Total assets	$112,828	$197,915	$73,940	$384,683

Total additions to goodwill for the year ended December 31, 2005	$–	$2,775	$–	$2,775

Total additions to property and equipment and other intangibles for the year ended December 31, 2005:
- through business acquisitions	$–	$63,519	$–	$63,519
- other	$615	$1,435	$847	$2,897

December 31, 2004:

Total assets	$127,859	$59,975	$107,412	$295,246

Total additions to goodwill for the year ended December 31, 2004	$22,249	$24,219	$467	$46,935

Total additions to property and equipment and other intangibles for the year ended December 31, 2004:
- through business acquisitions	$2,345	$13,238	$344	$15,927
- other	$17	$1,247	$1,522	$2,786

(b)	Geographic information is as follows:

	2005	2004	2003	2005	2004
	Revenues			Property and equipment, goodwill and intangibles

Canada	$37,283	$31,675	$6,746	$50,410	$54,423
United States	76,969	31,461	8,920	72,056	18,493
Other	67,099	26,237	-	282	71

	$181,351	$89,373	$15,666	$122,748	$72,987

Revenues are attributed to countries based on the location of the customer.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

21.	Segmented information (continued):
(c)	Major customers:

Sales to major customers (customers from which 10% or more of total revenue of the Company is derived during the specified period):

	2005	2004		2003

Payment services
Gaming	$–	$–	$	N/A
Non-gaming	–	–		N/A

Hardware maintenance and repair services
Customer 1	9,362	11,859		2,864

22.	Related party transaction:

The Company incurred consulting fees from a corporation controlled by a director of the Company of $458 (2004 - $519; 2003 - N/A). The transactions have been recorded at the exchange amount, which is the amount of consideration agreed to by the parties.

23.	Financial instruments:
(a)	Credit risk:

Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, short-term investments and accounts receivable. Cash is maintained with high-credit, quality financial institutions. Short-term investments consist of discounted notes issued by high-credit, quality corporations. For accounts receivable, management performs periodic credit evaluations. Allowances are maintained for credit losses consistent with the credit risk, historical trends, general economic conditions and other information.

Customers of the payments business consist of a diverse portfolio of small merchants whose businesses frequently are newly established. As of December 31, 2005 and 2004, the Company provided services to small business merchants located across the world in a variety of industries. A significant portion of the merchants’ transaction volume comes from card-not-present transactions, which is subject to a higher risk of merchant losses. Management believes that the loss of any single merchant would not have a material adverse effect on its financial condition or results of operations.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

23.	Financial instruments (continued):
(b)	Interest rate risk:

The Company’s exposure to interest rate risk is as follows:

Cash and cash equivalents	Fixed interest rate
Cash held as reserves	Fixed interest rate
Cash held in escrow	Fixed interest rate
Short-term investments	Fixed interest rate
Accounts receivable	Non-interest bearing
Refundable investment tax credits receivable	Non-interest bearing
Bank indebtedness	Variable interest rate
Accounts payable and accrued liabilities	Non-interest bearing
Obligations under capital leases	Fixed interest rate
Customer reserves and security deposits	Non-interest bearing

(c)	Fair value:

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

The fair value of short-term investments as at December 31, 2005 amounted to approximately $85,368 (2004 - $90,382) which was calculated by reference to various market data. The carrying values of obligations under capital leases were not significantly different from their fair values.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

24.	Supplemental disclosure of cash flow information:
(a)	Net change in operating assets and liabilities:

	2005	2004	2003

Cash and short-term investments held as reserves	$(4,894)	$2,712	$-
Settlement assets	(6,352)	(3,828)	-
Accounts receivable	(4,232)	(770)	(295)
Income taxes receivable and refundable investment tax credits receivable	(282)	(679)	1,288
Inventory	(1,332)	(435)	(445)
Prepaid expenses and deposits	(877)	159	(352)
Accounts payable and accrued liabilities	7,717	2,856	(960)
Deferred revenue	(774)	(163)	(175)
Income taxes payable	6,460	-	-
Customer reserves and security deposits	34,848	4,316	-
Other payable	258	-	-

Net change in operating assets and liabilities	$30,540	$4,168	$(939)

(b)	Cash paid for interest and income taxes:

Interest	$202	$432	$174
Income taxes	2,382	184	159

(c)	Non-cash transactions:

Issue of shares on acquisition of Terra	$–	$61,414	$–
Assumption of stock options and warrants of Terra	–	5,877	–
Balance of sale on NPS acquisition paid in 2005	–	3,000	–
Reduction of purchase price of RBA acquisition as a result of expected settlement	–	742	–
FireOne transaction costs included in accounts payable and accrued liabilities	90	–	–
Tax charge in connection with transfer of payments processing business related to online gaming to FireOne	13,732	–	–

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

24.	Supplemental disclosure of cash flow information (continued):
(d)	Cash and cash equivalents:

	2005	2004	2003

Cash and cash equivalents consist of:
Cash balances with banks	$55,636	$59,232	$4,212
Short-term investments, bearing interest at 3.80% to 4.26% (2004 - 1.4% to 2.4%)	42,600	3,705	–

	$98,236	$62,937	$4,212

25.	Canadian/U.S. reporting differences:

The consolidated financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles ("GAAP"), which conform, in all material respects, with accounting principles generally accepted in the United States, except as described below:

(a)	Consolidated Statements of Operations:

The reconciliation of net earnings reported in accordance with Canadian GAAP to U.S. GAAP is as follows:

	2005	2004	2003

Net earnings (loss) in accordance with Canadian GAAP	$577	$(9,253)	$(6,168)
Adjustments	–	–	–

Net earnings (loss) in accordance with U.S. GAAP	$577	$(9,253)	$(6,168)

Earnings (loss) per share under U.S. GAAP:
Basic	$0.03	$(0.46)	$(0.41)
Diluted	0.02	(0.46)	(0.41)

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

25.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Statements of Operations (continued):

The weighted average number of Class "A" shares outstanding for purposes of determining basic and diluted earnings (loss) per share are the same amounts as those disclosed for Canadian GAAP purposes.

(i)	Stock-based compensation:

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

Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement 123, Accounting for Stock-based Compensation, prospectively for all employee awards granted, modified or settled after January 1, 2003. Consequently, for periods after January 1, 2003, there are no differences between Canadian GAAP and U.S. GAAP. However, for awards granted prior to January 1, 2003, and because awards under the Company’s plan vest over a period of three years, the cost related to stock-based compensation included in the determination of net earnings is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	2005	2004	2003

Reported net earnings (loss)	$577	$(9,253)	$(6,168)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes of nil	–	–	(10,135)

Pro forma net earnings (loss)	$577	$(9,253)	$(16,303)

Earnings (loss) per share:
Basic:
As reported	$0.03	$(0.46)	$(0.41)
Pro forma	0.03	(0.46)	(1.09)
Diluted:
As reported	0.02	(0.46)	(0.41)
Pro forma	0.02	(0.46)	(1.09)

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

25.	Canadian/U.S. reporting differences (continued):
(b)	Consolidated Balance Sheets:

Differences between Canadian and U.S. GAAP in the presentation of share capital, additional paid-in capital and retained earnings are as follows:

(i)	Share capital:

	2005	2004

Share capital in accordance with Canadian GAAP	$195,149	$184,191
Stock-based compensation costs on options exercised:
Cumulative effect of prior years	39,868	39,868
Change in reporting currency (2)	2,588	2,588

Share capital in accordance with U.S. GAAP	$237,605	$226,647

(ii)	Additional paid-in capital:

	2005	2004

Additional paid-in capital in accordance with Canadian GAAP	$25,884	$10,557
Stock-based compensation costs:
Cumulative effect of prior years	68,757	68,757
Stock-based compensation costs on options exercised:
Cumulative effect of prior years	(39,868)	(39,868)
Change in reporting currency (2)	968	968

Additional paid-in capital in accordance with U.S. GAAP	$55,741	$40,414

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

25.	Canadian/U.S. reporting differences (continued):
(b)	Consolidated Balance Sheets (continued):
(iii)	Retained earnings (deficit):

	2005	2004

Deficit in accordance with Canadian GAAP	$(16,259)	$(16,583)
Stock-based compensation costs:
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation to non-employees (1)	(834)	(834)
Change in reporting currency (2)	(1,189)	(1,189)

Deficit in accordance with U.S. GAAP	$(87,039)	$(87,363)

(1)	Stock-based compensation:

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

Accumulated other comprehensive income (loss), which resulted solely from the translation of the financial statements up to June 30, 2000, the date the Company adopted the United States dollar as its measurement currency, in accordance with the current rate method, is $(3,018) as at December 31, 2005, 2004 and 2003.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

25.	Canadian/U.S. reporting differences (continued):
(d)	Supplementary information:

Under U.S. GAAP, separate disclosure is required for the following statement of operations item. There is no similar requirement under Canadian GAAP.

	2005	2004	2003

Advertising expense	$208	$93	$130

26.	Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current year's presentation. In addition, in 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributed to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

27.	Subsequent event:

On March 7, 2006, the Board of Directors of FireOne recommended a dividend of $0.187 per share or approximately $9,500 of which approximately $7,200 would be retained by the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have nothing to report under this item.

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

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. No changes in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of our directors and executive officers are as follows:

Name	Age	Position
Neil S. Wechsler	39	Co-Chairman, Chief Executive Officer and Director
Holden L. Ostrin	46	Co-Chairman and Director
Henry M. Karp	51	Director
Gary S. Wechsler, C.A.	47	Treasurer and Chief Financial Officer
Leon P. Garfinkle	45	Senior Vice-President, General Counsel and Secretary
Douglas P. Lewin	36	Senior Vice-President; President, Optimal Payments Inc.
O. Bradley McKenna, C.A	55	Vice-President, Administration and Human Resources
Michael C. Liquornik, C.M.A.	35	Senior Vice-President and Chief Operating Officer, Optimal Payments Inc.
Benjamin A. Dalfen	32	Chief Operating Officer, FireOne Group plc
David S. Schwartz, C.A., C.F.A.	36	Chief Financial Officer, FireOne Group plc
Tommy Boman(1)(2)	67	Director
James S. Gertler(1) (3).	39	Director
Thomas D. Murphy(1)(2)	52	Director
Stephen J. Shaper	69	Director
Sydney Sweibel(2)(3)	55	Director
Jonathan J. Ginns(3)	41	Director

(1)	Member of Compensation Committee
(2)	Member of the Nominating Committee
(3)	Member of Audit Committee

The number of directors of our company is currently set at nine, divided into three classes. Messrs. N. Wechsler, Gertler and Murphy, as members of a single class of directors, have been elected to hold office until the close of our 2006 annual meeting of shareholders; Messrs. Karp, Ginns and Sweibel, as members of a single class of directors, have been elected to hold office until the close of our 2007 annual meeting of shareholders; and Messrs. Ostrin, Shaper and Boman, as members of a single class of directors, have been elected to hold office until the close of our 2008 annual meeting of shareholders.

Executive officers of our company are appointed annually and serve until their successors are duly appointed and qualified.

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

Henry M. Karp has been a director of our company since June 1996. From June 1999 throught December 2005, Mr. Karp was our President and Chief Operating Officer. From June 1996 through June 1999, Mr. Karp was our Executive Vice President, and from December 1994 to May 1996, Mr. Karp was our Vice President, Business Development.

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

Douglas P. Lewin has been our Senior Vice-President since April 2004. Mr. Lewin is President of Optimal Payments Inc. Prior to March 2006, he was Executive Vice-President of Optimal Payments Inc. and prior to April 2004, he was Executive Vice-President of Terra Payments Inc.

O. Bradley McKenna, C.A. has been the Vice-President, Administration and Human Resources of our company since June 1999. From March 1994 until June 1999, Mr. McKenna was our Controller.

Michael C. Liquornik, C.M.A. has been Senior Vice-President and Chief Operating Officer of Optimal Payments Inc. since April 2004. Prior to April 2004, Mr. Liquornik was Senior Vice-President and Chief Operating Officer of Terra Payments Inc.

Benjamin A. Dalfen has been Chief Executive Officer of FireOne Group plc since March 2006. Prior to March 2006, Mr. Dalfen was Chief Operating Officer of FireOne Group plc. Prior to May 2005, Mr. Dalfen was Vice-President – Merchant Services of Optimal Payments Inc. and prior to April 2004, he was Vice-President – Merchant Services of Terra Payments Inc.

David S. Schwartz, C.A., C.F.A. has been Chief Financial Officer of FireOne Group plc since May 2005. Prior to May 2005, Mr. Schwartz was our Vice-President, Investor Relations and Chief Financial Officer of Optimal Services Group Inc., prior to April 2004, he was Chief Financial Officer of Terra Payments Inc. and prior to May 2002, he was Vice-President, Finance of Terra Payments Inc.

Tommy Boman has been a director of our company since April 2004. Mr. Boman served as a director of Terra Payments Inc. from March 2003 until April 2004. Prior to 1998, Mr. Boman was Vice-Chairman of IMS International and President and Chief Executive Officer of IMS America, a market research company for the pharmaceutical and healthcare industries.

James S. Gertler has been a director of our company since November 1997.  He is a managing member of Independent Outdoor Advertising, LLC, an outdoor media company in the United States and is a principal of the general partner of Signal International, an offshore rig repair, maintenance, upgrade and conversion company in the Gulf of Mexico. From 1993 to 2001, Mr. Gertler was Vice President of Corporate Development of the New York Daily News and U.S. News & World Report.  From 1995 to 2001, Mr. Gertler was the Vice President of Corporate Development of Applied Graphics Technologies, Inc.

Thomas D. Murphy has been a director of our company since July 2000. Mr. Murphy is the President of Peak Tech Consulting, a firm that specializes in information technology management and related benefit realization. Prior to January 2000, Mr. Murphy was Vice President, Information Technology of The Kroger Co.

Stephen J. Shaper has been a director of our company since April 2004. Mr. Shaper served as a director of Terra Payments Inc. from October 2000, and as Chairman from May 2002, until April 2004. Mr. Shaper is a partner with Convergent Investors, a private equity venture capital firm based in Houston, Texas.

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

In accordance with its written charter, the Audit Committee oversees our financial reporting process on behalf of our Board of Directors. Management has the primary responsibility for our consolidated financial statements and the overall reporting process, including our system of financial controls. In fulfilling its oversight responsibilities during fiscal 2005, the Audit Committee:

•

discussed the quarterly and year-to-date financial information contained in each quarterly earnings announcement with senior members of our financial management and KPMG LLP (KPMG), independent auditors, prior to public release;

•

reviewed our audited consolidated financial statements as of and for the year ended December 31, 2005, as well as the quarterly unaudited consolidated financial statements and earnings release with senior members of our financial management and KPMG;

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

In addition, the Audit Committee has discussed with KPMG their independence from management and our company, including the matters in the written disclosures required by the Independence Standards Board Standard No.1 Independence Discussions with Audit Committee and any matters required to be discussed by Statement on Auditing Standards No. 61 Communications with Audit Committees, as amended, and considered whether the provision of all other non-audit services provided to us by KPMG during fiscal 2005 was compatible with the auditors’ independence.

In reliance on the reviews and discussions referred to above and representations by management that the consolidated financial statements were prepared in accordance with Canadian generally accepted auditing standards and generally accepted auditing standards in the United States, the Audit Committee recommended to our Board of Directors that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for filing with the Commission. The Audit Committee selected KPMG as our independent auditors for the fiscal year ending December 31, 2006.

THE AUDIT COMMITTEE

James S. Gertler, Chairman

Jonathan J. Ginns

Sydney Sweibel

For more specific information concerning the role, independence and responsibilities of our Audit Committee, pleaser refer to our Audit Committee Charter included as Exhibit 99.1 to this Form 10-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by the Exchange Act to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the forms furnished to us, we believe that during 2005 our executive officers and directors complied with all applicable Section 16(a) filing requirements.

Complaint procedures for accounting and auditing matters

Under Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Exchange Act, the Nasdaq Stock Market must adopt rules prohibiting the listing of any company whose audit committee does not, among other things, establish procedures for (a) the receipt, retention, and treatment of complaints received by the company regarding accounting, internal accounting controls, or auditing matters, and (b) the submission by employees of the company on a confidential and anonymous basis, of concerns regarding questionable accounting or auditing matters. Accordingly, our Audit Committee has adopted complaint procedures that are in compliance with the Commission mandate.

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

Reporting Status

As of December 31, 2005, the end of the period covered by this Annual Report on Form 10-K, we were no longer a foreign private issuer as defined in Rule 4b-3 of the Exchange Act. In the past, we have used Form 10-K, Form 10-Q and Form 8-K on a voluntary basis to meet our periodic reporting requirements under the Exchange Act. We will be required to use these forms for our future periodic reports.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation paid to the Co-Chairman and Chief Executive Officer and the four other most highly compensated executive officers of the Corporation (collectively, the “Named Executive Officers”) for each of the three most recently completed fiscal years.

The Named Executive Officers are paid in Canadian dollars. On October 3, 2003, each of the officers of Optimal Group Inc. voluntarily agreed to a 10% reduction in his salary, which with respect to the Named Executive Officers applied only to the portion of their salaries paid in bi-weekly installments (see note (2) to the Summary Compensation Table below). On January 23, 2004, each of Messrs. N. Wechsler, Ostrin and Karp voluntarily agreed to reduce his salary, by an aggregate of approximately 35%, through a further reduction in the portion of his 2004 salary payable in bi-weekly installments and the complete waiver of his entitlement to receive the portion of his 2004 salary that would otherwise be payable to him in a single installment in 2005 (see note (2) to the Summary Compensation Table below). On January 1, 2005, each of Messrs. N. Wechsler, Ostrin and Karp agreed to continue the voluntary reduction in the portion of his salary payable in bi-weekly installments, for 2005. On January 3, 2006, each of Messrs. N. Wechsler and Ostrin waived his entitlement to receive the portion of his 2005 salary that would otherwise be payable to him in a single installment in 2006.

		Annual Compensation ($)			Long-term Compensation
					Awards	Awards
Name and Position	Year	Salary(1)	Bonus	Other	FireOne Group Ordinary Shares Underlying Restricted Share Units $	Common Shares Underlying Options #
Neil S. Wechsler	2005	812,975(2)	434,426	—(3)	824,500(4)	Nil
Co-Chairman and	2004	761,088(2)	120,000	—(3)	Nil	870,000 (5)
Chief Executive Officer	2003	1,047,230(2)	Nil	—(3)	Nil	Nil
Holden L. Ostrin	2005	812,975(2)	434,426	—(3)	824,500 (4)	Nil
Co-Chairman	2004	761,088(2)	120,000	—(3)	Nil	870,000 (5)
	2003	1,047,230(2)	Nil	—(3)	Nil	Nil
Henry M. Karp	2005	812,975(2)	-	3,262,762 (1)(6)	188,000(4)	Nil
President and	2004	761,088(2)	60,000	—(3)	Nil	870,000 (5)
Chief Operating Officer	2003	1,047,230(2)	Nil	—(3)	Nil	Nil
Mitchell A. Garber	2005	650,380(7)	347,540(8)	—(3)	853,400 (4)	Nil
Executive Vice President	2004	454,965(9)	153,965(9)	—(3)	Nil	498,227(5)(9)
	2003	—(9)	—(9)	—(9)	—(9)	—(9)
Gary S. Wechsler	2005	594,026(2)	304,597	—(3)	361,600 (4)	Nil
Treasurer and	2004	506,639(2)	95,000	—(3)	Nil	420,000 (5)
Chief Financial Officer	2003	510,524(2)	Nil	—(3)	Nil	Nil

(1)

We pay salary in Canadian dollars. The respective average exchange rates for 2003, 2004 and 2005 used to convert these salaries into dollars were: US$1.00=Cdn$1.4015 (2003) , US$1.00=Cdn$1.2990 (2004) and US$1.00=Cdn$1.2116 (2005).

(2)	Salary includes a portion paid bi-weekly in accordance with our general payroll practice and a portion paid in a single installment.
(3)	The dollar value of all perquisites and other personal benefits did not exceed the lesser of $50,000 and 10% of the Named Executive Officer’s salary for the year.
(4)

The dollar value was based on the estimated fair value of FireOne Group plc ordinary shares at the time of grant of the restricted share units (net of consideration of 0.02€ per restricted share unit). The Board of Directors of FireOne Group plc approved in the fourth quarter of 2005 the accelerated vesting of the restricted share unit awards. However, the ordinary shares of FireOne Group plc underlying the restricted share units remain subject to transfer restrictions in accordance with the original vesting schedule of the restricted share units. Dividends are payable on such awards.

(5)

These options, which were granted under our stock option plan, have a five-year term and were originally scheduled to vest as to one-third after each of the first, second and third anniversaries of the date of grant, subject to the following additional conditions attached to vesting: the first one-third was to vest only if the average closing price for our common shares over any period of five consecutive trading days (the "Average Price") exceeded the exercise price by 20%; the second one-third was to vest only if the Average Price exceeded the exercise price by 35%; and the final one-third was to vest only if the Average Price exceeded the exercise price by 50%. As at December 31, 2004, these additional performance conditions had been satisfied. Our Board of Directors approved the accelerated vesting, in the fourth quarter of 2005, of all unvested stock options previously granted under our stock option plan to eliminate compensation expense that would otherwise be recognized in our income statement with respect to these stock options. In order to prevent unintended personal benefits to the holders of accelerated options, our Board of Directors imposed restrictions on any shares received through the exercise of accelerated options that prevent the sale of such shares prior to the earlier of the original vesting date or the option holder's termination of employment.

(6)

This amount was paid to Mr. Karp in January 2006 pursuant to a separation agreement entered into in December 2005. $3,142,762 of this amount was paid in Cdn$ (converted into dollars at US$1.00=Cdn$1.1564). See “EXECUTIVE COMPENSATION – Executive Employment and Separation Agreements – Karp Separation Agreement”, below.

(7)	Includes an amount of $402,773 paid by Optimal Payments Inc. and $247,607 paid by FPA Processing Services Inc.
(8)	Includes an amount of $173,770 paid by Optimal Payments Inc. and $173,770 paid by FPA Processing Services Inc.
(9)	Mr. Garber occupied office from April 6, 2004. The amount of salary for Mr. Garber in fiscal 2004 is in respect of the period April 6, 2004 to December 31, 2004.

Optimal Group Option Grants in 2005

The following table provides information regarding options granted to the Named Executive Officers during 2005. These grants are also reflected in the Summary Compensation Table.

	Individual Grants				Potential RealizableValue at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
Name	Common Shares Underlying Options Granted (#)	Percent of Total Options Granted to Employees in 2005	Exercise Price ($)	Expiration Date	5%	10%
Neil S. Wechsler	Nil	N/A	N/A	N/A	Nil	Nil
Holden L. Ostrin	Nil	N/A	N/A	N/A	Nil	Nil
Henry M. Karp	Nil	N/A	N/A	N/A	Nil	Nil
Mitchell A. Garber	Nil	N/A	N/A	N/A	Nil	Nil
Gary S. Wechsler	Nil	N/A	N/A	N/A	Nil	Nil

Aggregated Option Exercises in 2005 and Year-end Option Values

The following table provides information regarding option exercises by the Named Executive Officers in 2005 and the amount and value of the Named Executive Officers’ exercisable and unexercisable options as of December 31, 2005.

	Option Exercises		Number of Common Shares Underlying Unexercised Options		Value of Unexercised In-the-Money Options($)
Name	Common Shares Acquired on Exercise	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Neil S. Wechsler	Nil	Nil	870,000(1)	Nil	11,449,200	Nil
Holden L. Ostrin	Nil	Nil	870,000(1)	Nil	11,449,200	Nil
Henry M. Karp	Nil	Nil	870,000(1)	Nil	11,449,200	Nil
Mitchell A. Garber	175,110 (2)	2,421,018 (2)	498,227(1) (3)	Nil	6,394,769(4)	Nil
Gary S. Wechsler	Nil	Nil	420,000(1)	Nil	5,527,200	Nil

(1)

Our Board of Directors approved the accelerated vesting, in the fourth quarter of 2005, of all unvested stock options previously granted under our stock option plan to eliminate compensation expense that would otherwise be recognized in our income statement with respect to these stock options. In order to prevent unintended personal benefits to the holders of accelerated options, our Board of Directors imposed restrictions on any shares received through the exercise of accelerated options that prevent the sale of such shares prior to the earlier of the original vesting date or the option holder's termination of employment.

(2)

Includes 69,488 options granted to Mr. Garber by Terra Payments Inc. prior to April 6, 2004. In accordance with the terms of our January 20, 2004 combination agreement with Terra Payments, pursuant to which we acquired Terra Payments on April 6, 2004, we assumed all of the options outstanding under the Terra Payments share option plan, and common shares were issued to Mr. Garber upon the exercise of these options, which had an exercise price denominated in Canadian dollars.

(3)

Includes 149,432 options granted to Mr. Garber by Terra Payments Inc. prior to April 6, 2004. In accordance with the terms of our January 20, 2004 combination agreement with Terra Payments, pursuant to which we acquired Terra Payments on April 6, 2004, we assumed all of the options outstanding under the Terra Payments share option plan, and these options now represent options to purchase common shares with an exercise price denominated in Canadian dollars.

(4)	The exchange rate used to calculate the value in dollars of unexercised in-the-money options was the closing rate on December 31, 2005 of US$1.00= Cdn$1.1630.

Executive Employment and Separation Agreements

We have entered into employment agreements with each of the Named Executive Officers.

Neil S. Wechsler, Holden L.Ostrin, Henry M. Karp and Gary S.Wechsler

Mr. Karp's employment agreement with our company terminated as of the close of business on December 31, 2005. (See “EXECUTIVE COMPENSATION – Executive Employment and Separation Agreements – Karp Separation Agreement”, below)

Our agreements with Messrs. N. Wechsler, Ostrin, Karp and G. Wechsler, the terms of which are identical, were entered into as of March 5, 2004, and replace their respective agreements, which were entered into in 1997 (1999 for G. Wechsler), and subsequently amended before being replaced. The current agreements with these Named Executive Officers were designed to assure us of the continued employment of each officer in his respective executive positions with our company.

Under the terms of these agreements, (i) each officer receives a minimum annual salary and shall be entitled to participate in any bonus plan for senior executives that might be established by our Board of Directors, and (ii) we will pay or reimburse the officer for the premiums for a life and disability term or whole life insurance policy with a minimum coverage of $5.0 million ($3.0 million for G. Wechsler), in addition to any other coverage previously paid for or provided for by the company.

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

Mitchell A. Garber

Our agreement with Mr. Garber was entered into as of March 31, 2004. Mr. Garber resigned from all offices with our company and our subsidiaries on March 6, 2006.

Under the terms of the agreement, Mr. Garber receives a minimum annual salary and shall be entitled to participate in any bonus plan for senior executives that might be established by our Board of Directors. If Mr. Garber's employment is terminated other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in the agreement) or for any reason following a change of control, (i) we will pay to him an amount equal to two times the sum of the highest salary and bonus, if any, paid to him during the term of his employment, and (ii) all options held by him shall become immediately exercisable and he shall be compensated for the determined value of his options if he is required by the terms of our option plan to exercise his options before their expiry date due to the termination of his employment.

The agreement contains a covenant on the part of Mr. Garber not to compete with our company for a period of 24 months following the date upon which he ceases to be an employee of our company.

Mr. Garber was, prior to March 6, 2006, the Executive Chairman of FireOne Group plc, our majority owned subsidiary, and of FPA Processing Services Inc., a wholly owned subsidiary of FireOne Group plc. In this capacity, Mr. Garber entered into an employment agreement with FPA Processing Services Inc. as of May 11, 2005, under the terms of which Mr. Garber receives a minimum annual salary. Also as of that date, we entered into a letter agreement with Mr. Garber, under which we acknowledge that Mr. Garber has agreed to act as Executive Chairman of FireOne Group plc and FPA Processing Services Inc. at our request and we have confirmed our obligation to indemnify him in respect of any actions or proceedings in which he might become involved by reason of his having acted as an officer or director of FireOne Group plc and/or FPA Processing Services Inc. Under the letter agreement, Mr. Garber has agreed that the amount of any cash compensation paid to him from time to time by FPA Processing Services Inc. or by FireOne Group plc (excluding, for greater certainty, any compensation paid through the issuance of restricted share units, share purchase options or awards pursuant to any other share incentive arrangements) shall be deducted from the compensation payable to him by our company, such that the total cash compensation paid to him in the aggregate by our company and all of our subsidiaries shall not exceed the compensation payable to him under his employment agreement with our company.

Karp Separation Agreement

On December 23, 2005, we announced that Mr. Karp would step down as President and Chief Operating Officer as of the close of business on December 31, 2005 and that Mr. Karp would continue to serve on our Board of Directors.

In connection with the cessation of Mr. Karp’s tenure of office, we entered into a separation agreement with Mr. Karp. The separation agreement provides for the termination of Mr. Karp’s employment agreement and the payment to Mr. Karp of a gross separation amount, determined in accordance with his employment agreement, of US$120,000 plus Can$3,634,000. The separation payment was paid to Mr. Karp in January 2006. Mr. Karp’s option to purchase common shares of our company and his restricted share units of FireOne Group plc were unaffected by the cessation of his tenure of office, by virtue of his continuing to be a director of our company.

The separation agreement also provides for a mutual release and discharge between Mr. Karp and our company and the continuing obligation of Mr. Karp to respect the confidentiality and non-competition provisions of his employment agreement.

Compensation of Directors

Each of our six non-executive directors receives an annual Board of Directors retainer of $40,000 and $1,000 for each Board of Directors meeting attended. Those of our non-executive directors who serve as members of a committee of our Board of Directors receive additional compensation as follows: for service as member of either the Audit Committee or the Compensation Committee, an annual retainer of $3,000 per committee plus $1,000 for each committee meeting attended, and for service as member of the Nominating Committee, an annual retainer of $2,000 plus $1,000 for each committee meeting attended. In addition to their annual committee retainers, the chairmen of the Audit Committee and the Compensation Committee each receive an annual retainer of $4,000 and the chairman of the Nominating Committee receives an annual retainer of $1,000.

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

Upon its establishment, 3,000,000 common shares were authorized for issuance pursuant to options granted under the 1997 Plan. In each of 2000 and 2001, shareholders approved an additional 3,000,000 shares for issuance under the 1997 Plan. As at February 28, 2006, 2,739,361 common shares had been issued under the 1997 Plan and 4,374,623 options were outstanding under the 1997 Plan, leaving 1,886,016 common shares available for issuance pursuant to future option grants under the 1997 Plan.

In accordance with the terms of our January 20, 2004 combination agreement with Terra Payments, pursuant to which we acquired Terra Payments on April 6, 2004, we assumed all of the options outstanding under the Terra Payments share option plan, which now represent options to purchase common shares. As at February 28, 2006, 174,586 common shares had been issued upon the exercise of Terra Payments options and an additional 540,709 common shares underlie the outstanding balance of the Terra Payments options.

Equity Compensation Plan Information

        The following table sets forth the number of common shares to be issued upon exercise of outstanding options, rights and warrants issued pursuant to our equity compensation plans, the weighted average exercise price of such options, rights and warrants and the number of common shares remaining available for future issuance under our equity compensation plans, all as at December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($/Share) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders(1)	4,374,623	7.10	1,886,016
Equity compensation plans not approved by security holders(2)	217,451	7.43	Nil
Equity compensation plans not approved by security holders(2)	324,143	Cdn$14.34	Nil
Total	4,916,217	$7.46(3)	1,886,016

(1)	The 1997 Plan (referred to under “Executive Compensation – Options to Purchase Securities,” above), is our only equity compensation plan that has been approved by shareholders.
(2)

Our only equity compensation plan not approved by our shareholders is the share option plan of Terra Payments, which we assumed in accordance with the terms of our acquisition of Terra Payments on April 6, 2004.

(3)

The figure includes the weighted average exercise price of 324,143 share purchase options having a Canadian dollar exercise price which was converted at the closing rate on December 31, 2005 of US$1.00=CDN$1.163.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 28, 2006, certain information regarding the beneficial ownership of our common shares by (i) each person known to us to be a beneficial owner of more than 5% of the common shares of our company, (ii) each director and Named Executive Officer of our company and (iii) all directors and officers of our company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership in Optimal Group	Percent of Ownership in Optimal Group	Amount and Nature of Beneficial Ownership in FireOne Group	Percent of Ownership in FireOne Group
Clinton Group, Inc.
9 West 57th Street, 26th Floor
New York, NY 10019	1,632,015(1)	7.02%	Nil (2)	Nil (2)
RS Investment Management Co. LLC
388 Market Street, Suite 1700
San Francisco, CA 94111	1,170,810 (3)	5.04%	Nil (2)	Nil (2)
Neil S. Wechsler
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1	1,015,607(4)	4.37%	263,250(5)	**
Holden L. Ostrin
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1	1,012,857(4)	4.36%	238,250(5)	**
Henry M. Karp
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1	1,012,857(4)	4.36%	81,250(6)	**
Gary S. Wechsler
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1	572,857(7)	2.46%	116,750(8)	**
Mitchell A. Garber
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1	513,904(9)	2.21%	248,750(10)	**
Stephen J. Shaper
325 Ripple Creek
Houston, TX, 77024	217,156(11)	**	81,250(6)	**
James S. Gertler
62 West 62nd Street
New York, NY, 10023	86,550(12)	**	43,750(13)	**
Jonathan J. Ginns
1133 Connecticut Avenue, NW Suite 700,
Washington, DC, 200036	70,000 (14)	**	43,750(13)	**
Sydney Sweibel
3449 du Musee Avenue,
Montreal, PQ, H3G 2C8	70,453 (14)	**	43,750(13)	**
Thomas D. Murphy
1208 Highcrest Lane,
Colorado Springs, CO, 80921	58,959(15)	**	43,750(13)	**
Tommy Boman
30 Oyster Landing Road,
Hilton Head, SC, 29928	41,571(16)	**	43,750(13)	**
All directors and officers as a group (17 persons)	5,256,701 (17)	22.60%	1,669,833(18)	3.29

**	Does not exceed one percent (1%)

(1)

The address of this beneficial owner is 9 West 57th Street, 26th Floor, New York, New York 10019. According to the Schedule 13G, dated February 10, 2006, filed with the Commission by Clinton Group, Inc., Clinton Multistrategy Master Fund Ltd. and George Hall, Clinton Group Inc. is an investment advisor and the investment manager of Clinton Multistrategy Master Fund Ltd., and George Hall is a control person both of Clinton Group, Inc. and Clinton Multistrategy Master Fund Ltd. Clinton Multistrategy Master Fund Ltd. has shared voting power and shared dispositive power over 1,411,439 shares; Clinton Group, Inc. has shared voting power and shared dispositive power over 1,581,303 shares; and George hall has sole voting power and sole dispositive power over 50,712 shares and shared voting power and shared dispositive power over 1,581,303 shares. The information in this table is based exclusively on the most recent Schedule 13G filed by this beneficial owner with the Commission. We make no representation as to the accuracy or completeness of the information reported.

(2)	The information in this table is based exclusively on this beneficial owner not having advised FireOne Group plc of any voting or dispositive power over any ordinary shares of FireOne Group plc.
(3)

The address of this beneficial owner is 388 Market Street, Suite 1700, San Francisco, CA 94111 According to the Schedule 13G, dated February 10, 2006, filed with the Commission by RS Investment Management Co. LLC, RS Investment Management, L.P. and George R. Hecht, RS Investment Management Co. LLC is the general partner of RS Investment Management, L.P., an investment advisor, and George R. Hecht is a control person both of RS Investment Management Co. LLC and RS Investment Management, L.P. Each of RS Investment Management Co. LLC, RS Investment Management, L.P. and George R. Hecht has shared voting power and shared dispositive power over all 1,170,810 shares. The information in this table is based exclusively on the most recent Schedule 13G filed by this beneficial owner with the Commission. We make no representation as to the accuracy or completeness of the information reported.

(4)	Includes 870,000 common shares underlying vested options.
(5)	Includes 237,500 ordinary shares underlying vested restricted share units.
(6)	Includes 81,250 ordinary shares underlying vested restricted share units.
(7)	Includes 420,000 common shares underlying vested options.
(8)	Includes 104,250 ordinary shares underlying vested restricted share units.
(9)	Includes 498,227 common shares underlying vested options.
(10)	Includes 248,750 ordinary shares underlying vested restricted share units.
(11)	Includes 208,471 common shares underlying vested options.
(12)	Includes 86,250 common shares underlying vested options.
(13)	Includes 43,750 ordinary shares underlying vested restricted share units.
(14)	Includes 70,000 common shares underlying vested options.
(15)	Includes 53,959 common shares underlying vested options.
(16)	Includes 38,399 common shares underlying vested options.
(17)	Includes 4,621,782 common shares underlying vested options.
(18)	Includes 1,630,833 ordinary shares underlying vested restricted share units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Directors and Employees

The aggregate indebtedness to our company of all employees, officers and directors and former employees, officers and directors is $114,504, of which $102,322 (Cdn$119,000, 2004 – Cdn$136,000) relates to an unsecured home-loan agreement with our Co-Chairman and $12,182 relates to advances to several employees. The unsecured home-loan is non-interest bearing and is repayable in annual installments of Cdn$17,000 through and including July 1, 2012.

Transactions with Management

Mr. Stephen Shaper provides us with consulting services and as a result, in fiscal 2005, we incurred approximately $458,000 (2004 - $519,000) to Middlemarch Capital Corporation, a company under his control.

ITEM 14.	PRINCIPAL AUDITOR FEES AND SERVICES

The Audit Committee has recommended the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2006.

Fees Incurred by our Company for KPMG LLP

The following table shows the fees paid or accrued by our company for the audit and other services provided by KPMG LLP for fiscal 2005 and 2004(1).

	2005	2004

Audit Fees(2)	$887,257	$943,803
Audit-Related Fees(3)	168,372	464,049
Tax Fees(4)	417,720	305,596
All Other Fees(5)	47,458	82,602

Total	$1,520,807	$1,796,050

The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent auditors and associated fees up to a maximum for any one non-audit service of $50,000, provided that the Chairman shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting. The Audit Committee has also delegated to our Chief Financial Officer the authority to pre-approve the following non-audit services to be performed by our independent auditors, provided that the Chief Financial Officer shall report any decisions to pre-approve such non-audit services and fees to the full Audit Committee at its next regular meeting: tax advisory services of up to Cdn$60,000 during each fiscal year, provided that no individual mandate is estimated by our independent auditors to cost in excess of Cdn$20,000; acquisition-related financial due diligence services of up to Cdn$150,000 during each fiscal year, provided that no individual mandate is estimated by our independent auditors to cost in excess of Cdn$25,000; and, other, general services of up to Cdn$60,000 during each fiscal year, provided that no individual mandate is estimated by our independent auditors to cost in excess of Cdn$10,000.

_________

(1)	We pay fees to KPMG in Canadian dollars. The respective average exchange rates for 2004 and 2005 used to convert these fees into dollars were: US$1.00=Cdn$1.2116 (2005) and US$1.00=Cdn$1.2990 (2004).
(2)

Audit fees represent fees for professional services provided in connection with the audit of our consolidated financial statements and the review of our quarterly financial statements and the statutory audit of various foreign subsidiaries.

(3)

Audit-related fees for 2005 represent primarily consultation and advise on the flotation of the ordinary shares of FireOne Group plc. Audit-related fees for 2004 represent primarily fees for general accounting consultations and other attestation services, and for the preparation of our Joint Management Information Circular dated March 5, 2004.

(4)

For 2005, tax fees related to transfer pricing consultation and assistance in claiming research and development tax credits. For 2004, tax fees represent primarily fees for assistance in claiming research and development tax credits.

(5)	For 2005 and 2004, all other fees relates primarily to financial due diligence in connection with acquisitions.

PART IV

ITEM 15.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Exhibit
3.1	Certificate and Articles of Continuance (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, file 333-4950, filed with the Commission on October 24, 1996)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, File No. 0-28572, filed with the Commission on March 8, 1999)

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

10.1

Employment Agreement with Neil S. Wechsler (incorporated by reference to Exhibit I to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998)

10.2

Amendment to Employment Agreement with Neil S. Wechsler (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 8, 1999)

10.3

Amendment to Employment Agreement with Neil S. Wechsler (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002)

10.4

Employment Agreement with Henry M. Karp (incorporated by reference to Exhibit II to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998)

10.5

Amendment to Employment Agreement with Henry M. Karp (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 8, 1999)

10.6

Amendment to Employment Agreement with Henry M. Karp (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002)

10.7

Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit III to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998)

10.8

Amendment to Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 8, 1999)

10.9

Amendment to Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002)

10.10

Employment Agreement with Gary S. Wechsler (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003)

10.11

Amendment to Employment Agreement with Gary S. Wechsler (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003)

10.12

Amendment to Employment Agreement with Gary S. Wechsler (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003)

10.13

Employment Agreement with Leon P. Garfinkle (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003)

10.14

Employment Agreement with Neil S. Wechsler (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 10, 2004)

10.15

Employment Agreement with Henry M. Karp (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 10, 2004)

10.16

Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 10, 2004)

10.17

Employment Agreement with Gary S. Wechsler (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Commission on April 30, 2004)

10.18

Combination Agreement between Optimal Robotics Corp. and Terra Payments Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Commission on April 30, 2004)

10.19

Asset Purchase Agreement among NCR Corporation, and certain of its affiliates, and Optimal Robotics Corp. and certain of its affiliates (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Commission on April 30, 2004)

10.20

Asset Purchase Agreement among Fujitsu Transaction Solutions Inc., Optimal Robotics Corp. and Optimal Robotics Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 9, 2004)

10.21

Amendment to Asset Purchase Agreement among Fujitsu Transaction Solutions Inc., Optimal Robotics Corp. and Optimal Robotics Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 9, 2004)

10.22

Asset Purchase Agreement among Optimal Payments Corp. and NPS Holdings LLC, NPS Manager, Inc. and The Members of NPS Holdings LLC (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Commission on November 4, 2004)

10.23

Employment Agreement with Mitchell A. Garber (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005)

10.24

Purchase Agreement dated May 6, 2005 among United Bank Card, Inc. and Optimal Payments Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on May 11, 2005)

10.25

Placing Agreement relating to placing of ordinary shares of FireOne Group plc dated May 27, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed with the Commission on June 2, 2005)

10.26	Tax Deed relating to placing of ordinary shares of FireOne Group plc dated May 27, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K, filed with the Commission on June 2, 2005)

10.27

Purchase Agreement dated October 5, 2005 among Moneris Solutions, Inc. and Optimal Payments Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on October 11, 2005)

21	List of Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 10, 2004)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2006	Optimal Group Inc.

By:	/s/	NEIL S. WECHSLER
Neil S. Wechsler, Co-Chairman

and Chief Executive Officer

(Principal Executive Officer)

By:	/s/	GARY S. WECHSLER

Gary S. Wechsler, Chief Financial Officer

(Principal Accounting Officer)

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2006	By:	/s/	NEIL S. WECHSLER
Neil S. Wechsler, Director

March 15, 2006	By:	/s/	HOLDEN L. OSTRIN
Holden L. Ostrin, Director

March 15, 2006	By:	/s/	HENRY M. KARP
Henry M. Karp, Director

March 15, 2006	By:	/s/	JAMES S. GERTLER
James S. Gertler, Director

March 15, 2006	By:	/s/	TOMMY BOMAN
Tommy Boman, Director

March 15, 2006	By:	/s/ THOMAS D. MURPHY
Thomas D. Murphy, Director

March 15, 2006	By:	/s/ STEPHEN J. SHAPER
Stephen J. Shaper, Director

March 15, 2006	By:	/s/	SYDNEY SWEIBEL
Sydney Sweibel, Director

March 15, 2006	By: /s/ JONATHAN J. GINNS
Jonathan J. Ginns, Director