Form 10-Q
period 2006-05-10
OPTIMAL GROUP INC
filed 2006-05-10
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-28572

OPTIMAL GROUP INC.

(Exact name of registrant as specified in its charter)

Canada	98-0160833
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	Accelerated filer	x	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	x

At May 9, 2006, the registrant had 23,741,618 Class “A” shares (without nominal or par value) outstanding.

OPTIMAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements of

(Unaudited)

OPTIMAL GROUP INC.

Three-month periods ended March 31, 2006 and 2005

(expressed in U.S. dollars)

OPTIMAL GROUP INC.

Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in U.S. dollars)

Financial Statements

OPTIMAL GROUP INC.
Consolidated Balance Sheets
(Unaudited)

March 31, 2006 and December 31, 2005
(expressed in thousands of U.S. dollars)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$121,851	$98,236
Cash held as reserves	22,527	22,722
Short-term investments	62,538	82,361
Short-term investments held as reserves	3,010	3,014
Settlement assets	15,754	20,727
Accounts receivable	5,569	4,681
Income taxes receivable and refundable investment tax credits	1,167	1,055
Inventory	314	122
Prepaid expenses and deposits	690	884
Future income taxes	2,063	2,016
Current assets related to discontinued operations held for sale (note 4 (b))	10,192	10,944
	245,675	246,762
Long-term receivables (note 5)	2,698	3,528
Property and equipment	2,740	2,660
Goodwill and other intangible assets (note 6)	114,679	117,090
Future income taxes	448	333
Other asset (note 3)	10,462	10,462
Long-term assets related to discontinued operations held for sale (note 4 (b))	2,979	3,848

	$379,681	$384,683
Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness (note 7)	$7,898	$8,390
Customer reserves and security deposits	107,040	112,422
Accounts payable and accrued liabilities	15,774	21,796
Income taxes payable	6,678	9,003
Future income taxes	619	836
Current liabilities related to discontinued operations held for sale (note 4 (b))	6,896	6,587
	144,905	159,034
Non-controlling interest	15,712	12,926
Future income taxes	8,757	8,958
Long-term liabilities related to discontinued operations held for sale (note 4 (b))	431	475
Shareholders' equity:
Share capital (note 8)	200,789	195,149
Additional paid-in capital (note 9 (d))	22,957	25,884
Deficit	(12,386)	(16,259)
Cumulative translation adjustment	(1,484)	(1,484)
	209,876	203,290
Contingencies (note 10)

	$379,681	$384,683
See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Operations
(Unaudited)

Three-month periods ended March 31, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share amounts)

	2006	2005

Revenues	$52,422	$25,079

Expenses:
Transaction processing	25,508	12,255
Selling, general and administrative	11,969	6,574
Amortization of intangibles pertaining to transaction processing	3,015	711
Amortization of property and equipment	389	379
Stock-based compensation pertaining to selling, general and administrative (note 11)	-	1,641
Research and development	805	618
Operating leases	368	162

Earnings from continuing operations before undernoted items	10,368	2,739

Investment income	1,282	337

Earnings from continuing operations before income tax provision and non-controlling interest	11,650	3,076

Income tax provision (note 12)	2,471	1,536

Earnings from continuing operations before non-controlling interest	9,179	1,540

Non-controlling interest	2,120	-

Earnings from continuing operations	7,059	1,540

Loss from discontinued operations (including restructuring of $1,572) (note 4 (b))	(2,670)	(1,509)

Net earnings	$4,389	$31

Weighted average number of shares:
Basic	23,322,885	22,394,674
Plus impact of stock options and warrants	2,659,005	1,917,251

Diluted	25,981,890	24,311,925

Earnings (loss) per share:
Continuing operations:
Basic	$0.30	$0.07
Diluted	0.27	0.06
Discontinued operations:
Basic	(0.11)	(0.07)
Diluted	(0.10)	(0.06)
Net:
Basic	0.19	0.00
Diluted	0.17	0.00

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Deficit
(Unaudited)

Three-month periods ended March 31, 2006 and 2005
(expressed in thousands of U.S. dollars)

	2006	2005

Deficit, beginning of period	$(16,259)	$(16,583)

Net earnings	4,389	31

Excess of purchase price over book value of shares (note 8 (b))	(516)	-

Deficit, end of period	$(12,386)	$(16,552)

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three-month periods ended March 31, 2006 and 2005
(expressed in thousands of U.S. dollars)

	2006	2005

Cash flows from (used in) operating activities:
Net earnings	$4,389	$31
Add: loss from discontinued operations	2,670	1,509
Net earnings from continuing operations	7,059	1,540

Adjustments for items not affecting cash:
Non-controlling interest	2,120	-
Amortization	3,404	1,090
Future income taxes	(553)	1,124
Stock-based compensation	-	1,641
Foreign exchange	(46)	190
Net change in operating assets and liabilities (note 14 (a))	(9,507)	(2,665)
	2,477	2,920

Cash flows from (used in) financing activities:
Proceeds from issuance of Class "A" shares	3,830	2,920
Proceeds from issuance of FireOne Group plc ordinary shares	6	-
Decrease in bank indebtedness	(531)	(82)
Repayment of capital leases	(48)	(87)
Repurchase of Class "A" shares	(973)	-
	2,284	2,751

Cash flows from (used in) investing activities:
Purchase of property, equipment and intangible assets	(1,073)	(483)
Proceeds from maturity of short-term investments	19,823	36,264
Proceeds from note receivable	830	88
Decrease in cash held in escrow	-	2,709
Acquisition of MCA, including acquisition costs of $49	-	(2,689)
Payment of balance of sale of NPS	-	(1,500)
Other	-	(165)
	19,580	34,224

Effect of exchange rate changes on cash and cash equivalents during the period	58	(224)

Cash flows of discontinued operations (revised - see note 16):
Operating cash flows	(674)	(958)
Financing cash flows	(39)	(96)
Investing cash flows	(71)	(712)
	(784)	(1,766)
Net increase in cash and cash equivalents	23,615	37,905

Cash and cash equivalents, beginning of period	98,236	62,937

Cash and cash equivalents, end of period	$121,851	$100,842
Supplemental disclosure of cash flow information (note 14).
See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

1.	Interim financial information:

These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles (“GAAP”). The unaudited consolidated balance sheet as at March 31, 2006 and the unaudited consolidated statements of operations, deficit and cash flows for the periods ended March 31, 2006 and 2005 reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 3 to the annual audited consolidated financial statements for the year ended December 31, 2005. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual audited consolidated financial statements of Optimal Group Inc. (the “Company”) as at and for the year ended December 31, 2005.

The Company's revenues and expenses are subject to seasonal variations. The results of operations and cash flows for any quarter are not necessarily indicative of the results or cash flows for an entire year.

All amounts in the attached notes are unaudited unless specifically identified.

2.	Basis of presentation:

Discontinued operations:

At the end of the first quarter of 2006, the Company decided to divest the hardware maintenance and repair outsourcing services business segment. On March 31, 2006, the Company closed its repair and logistics facility in Santa Ana, California. The net assets of this segment were written down in the third and fourth quarter of 2005 to their estimated fair values less disposal costs. The results of operations and financial position of this segment have been segregated for the current and comparative periods as discontinued operations and assets held for sale in the accompanying financial statements and related note disclosures. The Company expects to dispose of these operations in 2006. The Company continues to operate in the payment processing services segment. Refer to notes 4 (b) and 13.

3.	FireOne Group plc:

In April 2005, the Company created FireOne Group plc (“FireOne”) and transferred to this newly-created, wholly-owned Irish subsidiary and its subsidiaries the net assets of the payments processing business related to online gaming previously held in Optimal Payments Inc. and its subsidiaries. On May 27, 2005, the Company completed the placing of 10 million ordinary shares of FireOne, representing a 20% interest, with institutional and other shareholders. The ordinary shares of FireOne were admitted for trading on the Alternative Investment Market (AIM) of the London Stock Exchange plc on June 2, 2005.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	FireOne Group plc (continued):

At March 31, 2006 and December 31, 2005, the Company's interest in FireOne was 76.2%. The Company's diluted interest in FireOne was effectively diluted after the placing as a result of the vesting of restricted share units issued by FireOne in fiscal 2005. Non-controlling interest is recorded for the minority interest's share of the carrying value of net assets and the reported net earnings of FireOne.

Taxes paid or incurred as a result of the transfer of net assets to FireOne and its subsidiaries in 2005 have been recorded as an "Other asset" in the consolidated balance sheet, which will be recognized when the Company's interest in FireOne is transferred, by sale or otherwise, outside of the consolidated group.

4.	Business acquisitions and disposals:
(a)	Acquisitions:

In 2005, Optimal Payments Inc., ("OPI") a wholly-owned subsidiary of the Company, made the following acquisitions:

(i)

On January 1, 2005, OPI acquired the operating assets of Merchant Card Acceptance Corp. and its affiliated companies, Precision Management Consulting Inc. and Merchant Card Interactive Corp. (collectively, "MCA"), for $3,722 subject to the determination of certain post-closing adjustments. The agreement also provides for a contingent consideration of $856 (CA$1,000) based on the attainment of specified operational targets. MCA is an independent sales organization providing Canadian-based merchants with credit card and Interac PIN-based debit card acceptance;

(ii)	On May 6, 2005, OPI acquired a portfolio of merchant processing from United Bank Card Inc. ("UBC") for a cash consideration of $44,277;
(iii)	On October 6, 2005, OPI acquired a portfolio of U.S. merchant processing contracts and associated sales channel contracts from Moneris Solutions Inc. ("Moneris") for a cash consideration of $18,266.

All of the acquisitions related to the non-gaming payment processing services segment.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Business acquisitions and disposals (continued):
(a)	Acquisitions (continued):

The acquisition of MCA was accounted for by using the purchase method and the acquisitions of UBC and Moneris were accounted for as acquisition of assets. The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

	MCA	UBC	Moneris	Total

Assets acquired:
Property and equipment	$145	$–	$–	$145
Inventory	23	–	–	23
Supplier contract	779	–	–	779
Customer relationships	–	43,777	11,086	54,863
Customer service agreement	–	500	–	500
ISO/ISA relationships	–	–	7,180	7,180
Goodwill	2,775	–	–	2,775

	$3,722	$44,277	$18,266	$66,265
(b)	Hardware maintenance and repair services segment:

As indicated in note 2, the Company decided to divest the hardware maintenance and repair services segment. The Company closed its repair and logistics facility in Santa Ana, California and intends to sell the balance of this segment, consisting of its Canadian hardware maintenance unit. The results of operations for this business segment are included in discontinued operations on the consolidated statement of operations and the assets and liabilities of the segment are classified as held for sale on the consolidated balance sheets.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Business acquisitions and disposals (continued):
(b)	Hardware maintenance and repair services segment (continued):

The results of operations of this business for the three-month periods ended March 31, 2006 and 2005 were as follows:

	2006	2005

Revenue	$9,690	$12,314

Expenses (income):
Service costs	7,981	10,397
Selling, general and administrative	1,935	2,879
Restructuring	1,572	-
Amortization of property, equipment and intangibles	259	575
Stock-based compensation	-	254
Operating leases	735	779
Foreign exchange gain	(81)	(324)
	12,401	14,560

Investment income	(391)	(356)
Loss before income taxes	(2,320)	(1,890)

Income tax (provision) recovery	(350)	381

Net loss from discontinued operations	$(2,670)	$(1,509)

The results of operations include management assumptions and adjustments related to cost allocations which are inherently subjective.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Business acquisitions and disposals (continued):
(b)	Hardware maintenance and repair services segment (continued):

The following table summarizes the carrying value of the assets and liabilities relating to discontinued operations held for sale:

	March 31, 2006	December 31, 2005

Current assets:
Accounts receivable	$6,897	$7,159
Inventories	2,380	2,679
Prepaid expenses and deposits	915	1,106
	10,192	10,944

Long-term assets:
Long-term receivable	400	500
Property and equipment	2,579	2,998
Future tax asset	-	350
Total assets held for sale	13,171	14,792

Less:
Current liabilities:
Accounts payable and accrued liabilities	6,264	5,682
Deferred revenues	472	747
Obligations under capital lease	160	158
	6,896	6,587

Long-term payables	431	475

Net assets held for sale	$5,844	$7,730

5.	Long-term receivables:

Included in long-term receivables is the net present value of an interest-free note received on the sale of the assets of a division of Terra Payments Inc. (“Terra”) in fiscal 2002. The repayment terms require monthly payments equal to 10% of the debtor’s sales.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

6.	Goodwill and other intangible assets:

			March 31,
			2006
	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$49,243	$–	$49,243
Customer contracts, relationships and service agreements	64,999	9,844	55,155
Acquired technology	4,520	1,808	2,712
ISO/ISA relations	7,180	513	6,667
Supplier contract	1,376	474	902

	$127,318	$12,639	$114,679

			December 31,
			2005
	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$49,243	$–	$49,243
Customer contracts, relationships and service agreements	64,395	7,398	56,997
Acquired technology	4,520	1,582	2,938
ISO/ISA relations	7,180	256	6,924
Supplier contract	1,376	388	988

	$126,714	$9,624	$117,090

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

7.	Bank indebtedness:

The Company has credit facilities available in the amount of approximately $9,932 (CA$11,600), which can be utilized in the form of loans, bankers' acceptances or letters of guarantee. At March 31, 2006, the Company utilized $7,898 (CA$9,225) of the facilities in borrowings and $514 (CA$600) through the issuance of letters of guarantee. The borrowings are due on demand and bear interest either at the bank's prime rate or the market rate for bankers' acceptances plus an acceptance fee of 0.75% per annum. The facilities are secured by a first ranking moveable hypothec on certain short-term investments.

8.	Share capital:
(a)	Issued and outstanding share capital was as follows:

	March 31, 2006		December 31, 2005
	Number	Book value	Number	Book value

Class "A" shares	23,741,618	$200,789	23,277,126	$195,149

Changes in the issued and outstanding share capital were as follows:

		Book
	Number	value

Balance, December 31, 2005	23,277,126	$195,149
Exercise of stock options	519,017	6,097
Cancellation of shares pursuant to stock buyback program	(54,525)	(457)

Balance, March 31, 2006	23,741,618	$200,789

The amounts credited to share capital from the exercise of stock options in the period ended March 31, 2006 include a cash consideration of $3,830, as well as an ascribed value from additional paid-in capital of $2,267.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

8.	Share capital (continued):
(b)

On November 7, 2005, the Company announced a stock buyback program which authorizes the Company to purchase up to 1,100,000 or approximately 4.7% of its issued and outstanding Class "A" shares. The shares may be purchased through the facilities of the Nasdaq National Market over the course of 12 months commencing November 21, 2005. All shares purchased under the program will be cancelled. For the three months ended March 31, 2006, 24,525 Class "A" shares were repurchased, settled and cancelled for a total consideration of $369 and having a book value of $206. The excess of the purchase price over book value of the shares in the amount of $163 was charged to the deficit. In addition, 30,000 Class “A” shares were purchased in 2005 and were settled and cancelled in January 2006 for a total consideration of $604. The book value of these shares was $251, and the excess of the purchase price over book value of the shares in the amount of $353 was charged to the deficit.

9.	Stock options and warrants:
(a)	Optimal Group Inc.:

The Company has a stock option plan that provides for the granting of options to employees and directors for the purchase of the Company’s Class "A" shares to be issued from treasury. Options may be granted by the Board of Directors for terms of up to ten years. The Board of Directors establishes the exercise period, vesting terms and other conditions for each grant at the grant date. Options may be granted with exercise prices at the then current market price. Options currently outstanding under the plan expire five years after the date of grant and are fully vested as a result of the accelerated vesting of all outstanding options in the fourth quarter of 2005. Refer to note 11.

Details of the outstanding and exercisable stock options are as follows:

		Weighted average
		exercise price
	Number	per share

Options outstanding and exercisable, December 31, 2005	4,374,623	$7.10
Granted	-	-
Expired/cancelled	(2,000)	7.10
Exercised	(357,428)	7.10

Options outstanding and exercisable, March 31, 2006	4,015,195	$7.10

The remaining contractual life of the options at March 31, 2006 is approximately 3 years.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Stock options and warrants (continued):
(b)	Terra Payments Inc.:

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

Details of the outstanding and exercisable stock options under the Terra plan are as follows:

	U.S. dollar exercise price		Canadian dollar exercise price

			Weighted average
	Exercise price		exercise price
	Number	per share	Number	per share

Options outstanding and exercisable, December 31, 2005	217,451	$7.43	324,143	$8.56
Expired/cancelled	–	–	(699)	7.25
Exercised	(68,989)	7.43	(92,600)	9.72

Options outstanding and exercisable, March 31, 2006	148,642	$7.43	230,844	$8.10

The weighted average remaining contractual life of the options at March 31, 2006 is approximately 2.2 years.

As at December 31, 2005 and March 31, 2006, there were 28,499 and 22,212 warrants outstanding, respectively, with a weighted average exercise price of CA$0.01 and expiring on dates up to March 2008.

There are 577 options and warrants that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period ended March 31, 2006.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Stock options and warrants (continued):
(c)	FireOne:

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

In May 2005, FireOne made an initial award of 2,443,750 restricted share units to employees, officers and directors of FireOne and the Company. In November 2005, an additional 56,248 restricted share units were awarded to the non-executive directors of FireOne. As at December 31, 2005, all restricted share units are fully vested. (Refer to note 11).

Changes in restricted share units were as follows:

	Number	Weighted average fair value per unit

Restricted share units outstanding and exercisable, December 31, 2005	1,793,667	$2.47
Granted	-	-
Exercised	(282,084)	2.34

Restricted share units outstanding and exercisable, March 31, 2006	1,511,583	$2.49

The remaining contractual life of the restricted share units at March 31, 2006 is approximately 6.1 years.

FireOne also established a stock option plan for employees, directors and officers, which is also administered by the remuneration committee of FireOne. The number of options as well as vesting and performance requirements, if any, are set by the remuneration committee. The exercise price for stock option grants will be based on the average market price of FireOne's ordinary shares for the five days preceding the date of grant. In general, options will expire seven years from date of grant. No options have been granted under this plan.

Grants under the restricted share unit plan and the stock option plan are limited to 2.5% of the issued share capital of FireOne to any individual and to 10% of the total issued share capital of FireOne.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Stock options and warrants (continued):
(d)	Changes in additional paid-in capital were as follows:

Balance, December 31, 2005	$25,884
Ascribed value credited to share capital from exercise of stock options
and warrants (note 8 (a))	(2,267)
Ascribed value credited to non-controlling interest from exercise of restricted share units	(660)

Balance, March 31, 2006	$22,957

10.	Contingencies:
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

(b)

On March 11, 2005, and again on March 31, 2005, the Company received a letter from Fujitsu claiming recovery of expenses allegedly incurred and forecast by Fujitsu to be incurred in relation to the operation of the Company’s former U-Scan® self-checkout business. In December 2005, the Company was notified by Fujitsu of its intention to arbitrate its claims. In February 2006, the Company received a draft request for arbitration, detailing the claims by Fujitsu. After consultation with counsel, the Company believes that there is no basis for these claims and intends to vigorously defend its position in any arbitration proceedings that might be initiated by Fujitsu to assert its claims. Management is unable to determine the resolution of this matter or estimate the ultimate liability, if any, related thereto. Accordingly, no provision has been made in these financial statements with respect to such claims.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Contingencies (continued):
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

11.	Stock-based compensation:

Stock-based compensation expense in the consolidated statements of operations was comprised of:

	2006	2005

Expense related to options granted in 2004	$-	$1,372
Amortization of deferred compensation	-	269

	$-	$1,641

On November 7, 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested stock options previously awarded to employees, officers and directors. As a result of the accelerated vesting, and the concurrent accelerated vesting of unvested FireOne restricted share units, the Company recorded additional stock-based compensation of approximately $14,100 in the fourth quarter of 2005. The primary purpose of the acceleration was the elimination of stock-based compensation expense in the same aggregate amount that would otherwise be required to be recognized over the period ending June 30, 2007.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

12.	Income taxes:

The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

	2006	2005

Earnings from continuing operations before income taxes and non-controlling interest	$11,650	$3,076

Combined Canadian federal and provincial income taxes at 32% (2005 - 31%)	$3,730	$954
Foreign exchange (1)	103	285
Benefits of losses not recorded	(70)	(76)
Stock-based compensation not deductible for tax	–	587
Permanent differences and other	203	(112)
Difference in foreign tax rates	(1,495)	(102)

Income tax provision	$2,471	$1,536

(1) For purposes of calculating the income tax provision of the Company, a tax liability is recognized on the foreign exchange gains which arise on the conversion into Canadian dollars of the net monetary assets denominated in U.S. dollars; such conversion is required for income tax purposes. As these financial statements are presented in U.S. dollars, this foreign exchange gain does not impact earnings (losses) before income taxes even though the income tax provision would include a tax liability for this gain. Future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar will change the amount of the foreign exchange gains and, thus, the provision for or recovery of income taxes thereon.

The provision for (recovery of) income taxes of continuing operations is composed of the following:

	2006	2005

Current income taxes	$3,024	$412
Future income taxes	(553)	1,124

	$2,471	$1,536

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Segmented information:

The Company now operates in two segments, namely gaming and non-gaming payment processing services. In 2005, the Company operated in three segments that included hardware maintenance and repair outsourcing services. The net results of this segment are reported as discontinued operations. Comparative figures have been reclassified to conform with this new presentation. Transaction processing costs, administrative expenses and other fees charged among the segments are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the parties. Management measures the results of operations based on segment income before income taxes adjusted for certain non-cash and non-recurring items provided by each business segment.

(a)	Information on the operating segments is as follows:

	Payment services		Eliminations/
	Gaming Non-gaming		Unallocated	Consolidated

Three months ended March 31, 2006:

Revenues	$25,199	$29,626	$(2,403)	$52,422

Transaction processing	8,950	17,619	(1,061)	25,508
Selling, general and administrative	5,515	7,898	(1,444)	11,969
Research and development	143	662	-	805
Operating leases	64	304	-	368
	10,527	3,143	102	13,772

Amortization	266	3,136	2	3,404
	10,261	7	100	10,368

Investment income	848	434	-	1,282

Earnings from continuing operations before income taxes and non-controlling interest	11,109	441	100	11,650

Income tax provision	2,090	381	-	2,471

Earnings from continuing operations before non-controlling interest	9,019	60	100	9,179

Non-controlling interest	2,120	-	-	2,120

Earnings from continuing operations	6,899	60	100	7,059

Loss from discontinued operations (including restructuring of $1,572)	-	-	(2,670)	(2,670)

Net earnings (loss)	$6,899	$60	$(2,570)	$4,389

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Segmented information (continued):
	(a)	(Continued):

	Payment services		Eliminations/
	Gaming Non-gaming		Unallocated	Consolidated

Three months ended March 31, 2005:

Revenues	$14,948	$10,928	$(797)	$25,079

Transaction processing	6,265	6,787	(797)	12,255
Selling, general and administrative	2,159	4,415	-	6,574
Research and development	460	158	-	618
Operating leases	80	82	-	162
	5,984	(514)	-	5,470

Stock-based compensation	201	1,440	-	1,641
Amortization	241	849	-	1,090
	5,542	(2,803)	-	2,739

Investment income	70	267	-	337

Earnings (loss) from continuing operations before income taxes	5,612	(2,536)	-	3,076

Income tax provision (recovery)	2,113	(577)	-	1,536

Earnings (loss) from continuing operations	3,499	(1,959)	-	1,540

Loss from discontinued operations	-	-	(1,509)	(1,509)

Net earnings (loss)	$3,499	$(1,959)	$(1,509)	$31

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Segmented information (continued):
	(a)	(Continued):

	Payment services		Eliminations/
	Gaming	Non-gaming	Unallocated	Consolidated

March 31, 2006:

Total assets	$164,885	$153,702	$61,094	$379,681

Total additions to property and equipment and other intangibles for the three months ended March 31, 2006	$88	$985	$–	$1,073

December 31, 2005:

Total assets	$112,828	$197,915	$73,940	$384,683

Total additions to goodwill for the year
ended December 31, 2005	$–	$2,775	$–	$2,775

Total additions to property and equipment
and other intangibles for the year ended
December 31, 2005:
- through business acquisitions	$–	$63,519	$–	$63,519
- other	615	1,435	–	2,050

Included in total assets under the unallocated column are $13,171 (2005 - $14,792) for assets of discontinued operations held for sale.

(b)	Geographic information is as follows:

			Property and equipment,
	Revenues		goodwill and intangibles
	Three months ended
	March 31,		March 31,	December 31,
	2006	2005	2006	2005

United States	$27,905	$10,928	$69,585	$71,769
Central America	18,475	9,418	-	-
Canada	2,094	1,722	47,492	47,699
Europe	2,319	1,170	342	282
Other	1,629	1,841	-	-

	$52,422	$25,079	$117,419	$119,750

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Segmented information (continued):
(b) Geographic information is as follows (continued):

Revenues are attributed to countries based on the location of the customers. The “Other” caption includes countries in Africa and Asia, as well as Australia.

14.	Supplemental disclosure of cash flow information:
(a)	Net change in operating assets and liabilities:

	2006	2005

Cash and short-term investments held as reserves	$199	$(467)
Settlement assets	4,973	3,058
Accounts receivable	(888)	(939)
Income taxes receivable and refundable investment tax credits receivable	(112)	245
Inventory	(192)	(1)
Prepaid expenses and deposits	194	(8)
Accounts payable and accrued liabilities	(5,974)	(3,211)
Income taxes payable	(2,325)	336
Customer reserves and security deposits	(5,382)	(1,678)

Net change in operating assets and liabilities	$(9,507)	$(2,665)

(b)	Cash paid for interest and income taxes:

	2006	2005

Cash paid during the period for:
Income taxes	$2,501	$109

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Supplemental disclosure of cash flow information (continued):

(c)	Non-cash transactions:

	2006	2005

FireOne transaction costs included in accounts payable and accrued liabilities	$90	$–

(d)	Cash and cash equivalents:

	March 31, 2006	December 31, 2005

Cash and cash equivalents consist of:
Cash balances with banks	$45,088	$55,636
Short-term investment, bearing interest at 4.20% to 4.98% (2005 - 3.80% to 4.26%)	76,763	42,600

	$121,851	$98,236

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

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

The consolidated financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles ("GAAP"), which conform, in all material respects, with accounting principles generally accepted in the United States, except as described below:

(a)	Consolidated Balance Sheets:

Differences between Canadian and U.S. GAAP in the presentation of share capital, additional paid-in capital and retained earnings are as follows:

(i)	Share capital:

	March 31, 2006	December 31, 2005

Share capital in accordance with Canadian GAAP	$200,789	$195,149
Stock-based compensation costs on options exercised(1):
Cumulative effect of prior years	39,868	39,868
Change in reporting currency (2)	2,588	2,588

Share capital in accordance with U.S. GAAP	$243,245	$237,605

(ii)	Additional paid-in capital:

	March 31, 2006	December 31, 2005

Additional paid-in capital in accordance with Canadian GAAP	$22,957	$25,884
Stock-based compensation costs(1):
Cumulative effect of prior years	68,757	68,757
Stock-based compensation costs on options exercised(1):
Cumulative effect of prior years	(39,868)	(39,868)
Change in reporting currency (2)	968	968

Additional paid-in capital in accordance with U.S. GAAP	$52,814	$55,741

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

15.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Balance Sheets (continued):
(iii)	Deficit:

	March 31, 2006	December 31, 2005

Deficit in accordance with Canadian GAAP	$(12,386)	$(16,259)
Stock-based compensation costs(1):
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation to non-employees (1)	(834)	(834)
Change in reporting currency (2)	(1,189)	(1,189)

Deficit in accordance with U.S. GAAP	$(83,166)	$(87,039)

(1)	Stock-based compensation:

For US GAAP purposes, the Company adopted Statement of Financial Accounting Standards (SFAS) No-123R, Share-based Payments, on January 1, 2006, which requires the expensing of all options issued, modified or settled based on the grant date fair value over the period during which the employee is required to provide service. The Company adopted SFAS 123R using the modified prospective approach, which requires application of the standard to all awards granted, modified or cancelled after January 1, 2006 and to all awards for which the requisite service has not been rendered as at such date. Previously, effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

15.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Balance Sheets (continued):
(iii)	Deficit (continued):

(1)	Stock-based compensation (continued):

A description of the Company's stock option plans and the restricted share unit plan is presented in note 9.

Additional disclosures required under SFAS 123R are as follows:

	Stock option plan	Terra options and warrants	FireOne restricted share unit plan

Aggregate intrinsic value:
Options exercised during the period	$3,807	$1,456	$1,834
Options outstanding and exercisable	29,712	2,528	8,375

The aggregate intrinsic value for outstanding and exercisable options at March 31, 2006 represented the pre-tax intrinsic value based on the Company and FireOne’s closing stock prices at March 31, 2006, which would have been received by option and restricted stock share unit holders had they exercised their securities at that date.

The Company did not grant any options or restricted stock units in the three-month periods ended March 31, 2006 and 2005. At March 31, 2006, the unrecognized compensation cost related to non-vested awards was nil.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

15.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Balance Sheets (continued):
(iii)	Deficit (continued):

(2)	Change in reporting currency:

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

(b)	Accumulated other comprehensive income (loss):

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

Accumulated other comprehensive income (loss), which resulted solely from the translation of the financial statements up to June 30, 2000, the date the Company adopted the United States dollar as its measurement currency, in accordance with the current rate method, is $(3,018) as at March 31, 2006 and December 31, 2005.

(c)	Supplementary information:

Under U.S. GAAP, separate disclosure is required for the following statement of operations item. There is no similar requirement under Canadian GAAP.

	2006	2005

Advertising expense	$46	$17

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2006 and 2005

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

Item 2. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company describes our business, our vision and strategy, seasonality and trends within our business environment, the critical accounting policies of our company that will help you understand our interim consolidated financial statements, the principal factors affecting our results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements for the year ended December 31, 2005, and the factors set forth below under “Cautionary Statements Regarding Forward-Looking Statements”. All dollar amounts are expressed in United States dollars (unless otherwise stated) and, other than those expressed in millions of dollars, have been rounded to the nearest thousand. We prepare our interim consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in Canada, with a reconciliation to U.S. GAAP, as disclosed in note 15 of the notes to our interim consolidated financial statements. Any reference in this report to uniform resource locator (URL) website locations are inactive textual references only and the contents of such websites do not form a part of this Form 10-Q.

Cautionary Statements Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements. Words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, but are not limited to, statements about our future growth strategies, opportunities and prospects, competitive position and industry environment. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, or those of the markets we serve, to differ materially from those expressed in, or implied by, these forward-looking statements, including:

•	existing and future governmental regulations;

•	general economic and business conditions in the markets we serve;

•	consumer confidence in the security of financial information transmitted via the Internet;

•	levels of consumer fraud, disputes between consumers and merchants and merchant insolvency;

•	our ability to safeguard against breaches of privacy and security when processing electronic transactions;

•	the imposition of and our compliance with rules and practice procedures implemented by credit card and check clearing associations;

•	our ability to adapt to changes in technology, including technology relating to electronic payments systems;

•	our ability to protect our intellectual property;

•	our relationships with our suppliers and the banking associations that we rely upon to process our electronic transactions; and

•	disruptions in the function of our electronic payments systems and technological defects.

Except as required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in circumstances or any other reason after the date of this quarterly report.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation. We are relying on the “safe harbor” provisions of the Private Securities Litigation Reform Act in connection with the forward-looking statements included in this quarterly report.

Overview

We are a leading payments company with operations throughout North America, the United Kingdom and Ireland. We currently operate in two segments. Through Optimal Payments (a segment comprised of Optimal Payments Inc. and its subsidiaries), we process credit card payments for small and medium-sized Internet businesses, mail-order/telephone-order merchants and retail point-of-sale merchants, and process electronic checks and direct debits online and by telephone. Through FireOne Group (a segment comprised of FireOne Group plc (London/AIM: FPA.L) and its subsidiaries), we process online gaming transactions through the use of credit and debit cards, electronic debit and through FirePay (www.firepay.com), a leading stored-value, electronic wallet. FireOne Group offers FirePay for non-gaming purchases as well.

Through Optimal Services Group Inc. (“Optimal Services Group”), we provide repair depot and field services in Canada to retail, financial services and other third-party accounts. At the end of the first quarter of 2006, we committed to divest of the hardware maintenance and repair outsourcing services business segment.  On March 31, 2006, we closed our repair and logistics facility located in Santa Ana, California. The loss resulting from this closure is presented as “discontinued operations” on the interim consolidated statement of operations. The results of operations of Optimal Services Group are being treated as “discontinued operations” on the interim consolidated statement of operations and the related assets and liabilities of this segment are being treated as “assets held for sale” on the interim consolidated balance sheets.

In 2004 and 2005, we completed a number of acquisitions and dispositions in pursuit of our strategy to reposition our business activities with the goal of enhancing financial results. Our decision in 2006 to divest the hardware maintenance and repair outsourcing segment is consistent with our strategy to dispose of underperforming assets and maximize the opportunities associated with our payment processing businesses. By leveraging our strong balance sheet, we intend to monitor additional strategic and transactional opportunities that may arise.

Optimal Payments and FireOne Group

Optimal Payments and FireOne Group provide technology and services that businesses require to accept credit card, electronic check and direct debit payments.

Optimal Payments processes credit card payments for card-not-present and card-present transactions, including Internet businesses, mail-order/telephone-order (MOTO) merchants, and retail point-of-sale merchants. Optimal Payments also processes checks and direct debits online and by telephone.

FireOne Group processes online gaming transactions through the use of credit and debit cards, electronic debit and through FirePay, a leading stored-value, electronic wallet. FireOne Group offers FirePay for non-gaming purchases as well. FireOne Group began operations on May 11, 2005. Prior to that date, Optimal Payments Inc. and its subsidiaries carried out our activities relating to online gaming payment transaction processing.

Our payments businesses, Optimal Payments and FireOne Group, generate revenues primarily from fees charged to merchants for processing services, as well as, in the case of FireOne Group, from fees charged to consumers who utilize FireOne Group’s FirePay wallet. Fees charged to merchants typically include a discount rate, based upon a percentage of the dollar amounts processed, and a variety of fixed transaction fees. Merchant fees charged are based upon the merchant’s transaction volume and risk profile. Higher discount rates are charged for card-not-present transactions than for card-present transactions in order to compensate for the higher cost of underwriting and managing the increased risk of chargebacks associated with these transactions. Other fees are derived from a variety of fixed transaction fees, including set-up fees, fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous items, such as handling chargebacks. Fees charged to FireOne Group’s FirePay consumers are based on a fixed amount per transaction. Revenue is recognized primarily at the time the transaction is performed. Where we are the primary party responsible for providing processing services, revenue is recorded on a gross basis and amounts paid to the acquiring processing supplier are recorded as part of our transaction processing expenses. FireOne Group’s revenues are recorded on a gross basis. Where Optimal Payments is not the primary party in providing a merchant with processing services, Optimal Payments records revenue net of amounts paid to the acquiring processing supplier.

Disputes between a customer and a merchant periodically arise as a result of, among other things, consumer dissatisfaction with merchandise quality or merchant services. Such disputes may not always be resolved in the merchant’s favor. If a dispute is not resolved in the merchant’s favor, the transaction is charged back to us and the purchase price is refunded to the merchant’s customer. If we are unable to collect the disputed amount from the merchant, we bear the credit risk for the full amount of the transaction. As a result, our acquiring processing suppliers require us to maintain certain amounts with them as reserves. Amounts withheld from us by our acquiring processing suppliers as reserves are included as current assets on our balance sheet under “held as reserves”. We retain a percentage of amounts owed to certain merchants based on processing dollar volume, typically for a six-month period, to absorb potential losses arising as a result of, among other things, disputes between consumers and merchants or credit card or check clearing association fines related to chargeback activity. These reserves comprise specifically identifiable reserves for merchant transactions for which losses can be estimated and an estimate of loss in the remaining portfolio based on experience. The aggregate amount withheld is referred to as “held as reserves” and the amount that we must eventually pay our customers in respect of remaining reserves is recorded under the line item “Customer reserves and security deposits” on the balance sheet contained in our interim consolidated financial statements.

Significant Developments in Our Business in 2005 and 2006

At the end of the first quarter of 2006, we decided to divest the hardware maintenance and repair outsourcing services business segment. On March 31, 2006, we closed our repair and logistics facility in Santa Ana, California. The net assets of these operations were written down in the third and fourth quarter of 2005 to their estimated fair values less disposal costs. We expect to divest of the Canadian operations in 2006. The results of the hardware maintenance and repair outsourcing services segment are included in net earnings, but are presented separately as discontinued operations for the current and prior periods.

On October 6, 2005, we acquired a portfolio of U.S. merchant processing contracts and associated sales channel contracts from Moneris Solutions, Inc. for a cash consideration of $18.3 million.

Our assets relating to the processing of online gaming transactions were transferred to FireOne Group on May 11, 2005. On June 2, 2005, FireOne Group plc, our Irish-based subsidiary, commenced trading on the London Stock Exchange’s AIM Market under the ticker symbol “FPA” following the successful public placement by us of 10 million FireOne Group plc ordinary shares, representing 20% of FireOne Group plc’s issued and outstanding share capital. As at March 31, 2006 and December 31, 2005, our interest in FireOne Group plc was 76.2%, reflecting the dilution resulting from the vesting of restricted share units that had been issued by FireOne Group plc.

On May 6, 2005, we acquired a portfolio of merchant processing from United Bank Card, Inc. for a cash consideration of $44.3 million.

On January 1, 2005, we acquired the operating assets of Merchant Card Acceptance Corp. and affiliated companies, Precision Management Consulting Inc. and Merchant Card Interactive Corp., for approximately $3.7 million, subject to the determination of certain post-closing adjustments. Merchant Card Acceptance is an independent sales organization providing Canadian-based merchants with credit card and Interac PIN-based debit card acceptance.

Seasonality

The payment services segments (gaming and non-gaming) experience some seasonality. Less time is spent online during certain periods that straddle spring and summer months, which results in relatively lower processing volume.

Critical Accounting Policies and Estimates

The accompanying interim consolidated financial statements have been prepared in accordance with Canadian GAAP. In the preparation of financial statements we are required to make numerous estimates and assumptions. Financial results as determined by actual events could differ from those estimates and assumptions, and therefore affect our reported results of operations and financial position. Our significant accounting policies are more fully described in note 3 of our annual audited consolidated financial statements included in our Form 10-K Annual Report for the year ended December 31, 2005. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations. They also reflect significant management judgment in making estimates about the effect of matters that are inherently uncertain.

Stock-based Compensation

Effective January 1, 2003, we adopted the fair value-based method to account for stock-based compensation and other stock-based payments, such as stock options and restricted share units. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting period. The fair value of stock options granted is determined at the date of grant using the Black-Scholes option pricing model. On November 7, 2005, our Board of Directors approved the accelerated vesting of all unvested stock options outstanding under our stock option plan. As a result of the accelerated vesting, and the concurrent accelerated vesting by FireOne Group plc of all unvested restricted share units outstanding under its restricted share unit plan, we recorded stock-based compensation expense of approximately $14.1 million in the fourth quarter of 2005. The primary purpose of the acceleration was the elimination of stock-based compensation expense in the same aggregate amount that would otherwise be required to be recognized over the period ending June 30, 2007.

Provision for Customer Losses

When a consumer pays a merchant for goods or services using a credit card and the consumer disputes the charge, the amount of the disputed item is charged back to us and the credit card association may levy a fee against us. In addition, if our chargeback rate becomes excessive, credit card associations can also require us to pay fines. In turn, we attempt to recover from the merchant the disputed amount and the amount of such fines. However, we may not always be successful in doing so for reasons which could include merchant insolvency. In addition, we record a provision for losses pertaining to the guaranteed FirePay wallet offering that we make available to our merchants. We evaluate the risk associated with merchants and FirePay consumers and estimate our loss based primarily on historical experience and other relevant factors.

Goodwill and Other Intangibles

Goodwill is not amortized but rather evaluated under an impairment assessment approach. Other intangible assets with finite lives continue to be amortized over their estimated useful lives. The amounts recorded as intangible assets at the date of acquisition represent the estimated fair value of these assets based on estimated future cash flows discounted at appropriate discount rates. In addition, in our assessment of impairment, we are required to determine the fair value of the businesses acquired from which the goodwill and intangibles originated. For intangibles with finite lives, we make estimates of future cash flows to be generated from the related assets.

Income Taxes

We provide for income taxes using the asset and liability method of tax allocation. Under this method, future income tax assets and liabilities are estimated based on deductible or taxable temporary differences between financial statement values and tax values of assets and liabilities using substantively enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse. We establish a valuation allowance against future income tax assets if, based on available information, it is more likely than not that some or all of the future income tax assets will not be realized.

Discontinued Operations

At the end of the first quarter of 2006, we decided to divest the hardware maintenance and repair outsourcing services business segment. On March 31, 2006, we closed our repair and logistics facility located in Santa Ana, California. The loss resulting from this closure is presented as “discontinued operations” on the interim consolidated statements of operations. The net assets of the operations were written down in the third and fourth quarter of 2005 to their estimated fair values less disposal costs. These results of operations and financial position of this segment have been segregated for the current and comparative periods as discontinued operations and assets held for sale. We intend to divest of these operations in 2006.

Recent Accounting Pronouncements

In 2006, we adopted the new recommendations of the Canadian Institute of Chartered Accountants ("CICA") relating to non-monetary transactions, which require non-monetary transactions to be measured at fair value, subject to certain exceptions. The revised standards were effective for non-monetary transactions initiated in fiscal periods beginning on or after January 1, 2006. The CICA has also issued standards relating to Financial Instruments, Hedges, Comprehensive Income and Equity that we will adopt on January 1, 2007. In addition, the Financial Accounting Standards Board ("FASB") recently issued FAS 123R, Share Based Payments, and FAS 154 Accounting Changes and Accounting Corrections. The Company adopted FAS 123R on January 1, 2006 for US GAAP purposes. Refer to note 15 of the interim consolidated financial statements.

The adoption of the new standards did not have a material effect on our interim consolidated financial statements at March 31, 2006. In addition, we do not expect the adoption of the standards (effective January 1, 2007) to have a material effect on our consolidated financial statements.

Financial Condition

As at March 31, 2006, cash, cash equivalents, short-term investments and settlement assets totaled $225.7 million (including $25.5 million held as reserves), compared to $227.1 million as at December 31, 2005 (including $25.7 million held as reserves). The decrease in cash, short-term investments and settlement assets is primarily due to the net change in operating assets and liabilities, partially offset by cash generated from operations, and the proceeds from the issuance of Class “A” shares. As described above, a significant portion of cash, cash equivalents, and short-term investments have a corresponding liability as these cash amounts are derived from reserves and security deposits which are due to merchants (see Overview – Optimal Payments and FireOne Group). Settlement assets result from timing differences in the settlement process of our payments segments. Settlement assets are typically funded to us within days from the transaction processing date. As at March 31, 2006, our cash, short-term investments and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were as follows:

	March 31,	December 31,
(U.S. dollars, in thousands)	2006	2005

Cash and cash equivalents	$121,851	$98,236
Cash held as reserves	22,527	22,722
Short-term investments	62,538	82,361
Short-term investments held as reserves	3,010	3,014
Settlement assets	15,754	20,727
	225,680	227,060
Less:
Bank indebtedness	(7,898)	(8,390)
Customer reserves and security deposits	(107,040)	(112,422)

Net	$110,742	$106,248

Our portfolio of liquid and investment grade short-term investments consists of U.S. and Canadian dollar denominated discounted and undiscounted notes and bonds.

Working capital, excluding cash and short-term investments held as reserves, as at March 31, 2006 was $75.2 million, as compared to $62.0 million at December 31, 2005.

Accounts receivable as at March 31, 2006 was $5.6 million compared to $4.7 million at December 31, 2005. The increase of $0.9 million resulted primarily from an increase in the amounts recovered from defaulted consumer transactions in our FireOne Group business segment after March 31, 2006.

Goodwill and other intangible assets decreased by $2.4 million, from $117.1 million as at December 31, 2005 to $114.7 million as at March 31, 2006. This decrease resulted primarily from amortization expense recorded on intangible assets for the period.

Customer reserves and security deposits as at March 31, 2006 were $107.0 million compared to $112.4 million as at December 31, 2005. The decrease of $5.4 million resulted primarily from the timing of payments to merchants at quarter end. Customer reserves and security deposits pertain exclusively to the Optimal Payments business segment as to $21.1 million and to the FireOne Group business segment as to $85.9 million.

Shareholders’ equity as at March 31, 2006 was $209.9 million as compared to $203.3 million as at December 31, 2005. The increase is attributable primarily to the results of operations, the issuance of share capital resulting from the exercise of stock options net of the cost of shares repurchased during the period.

Results of Operations

Three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005

Revenues increased by $27.3 million from $25.1 million for the three-month period ended March 31, 2005 to $52.4 million for the three months ended March 31, 2006. The increase in revenues is due primarily to the following acquisitions which were completed during fiscal 2005 as well as the organic growth of the FireOne Group business segment:

•	On May 6, 2005, Optimal Payments acquired a portfolio of merchant processing from United Bank Card, Inc.; and
•	On October 6, 2005, Optimal Payments acquired a portfolio of U.S. merchant processing contracts and associated sales channel contracts from Moneris Solutions, Inc.

Transaction processing expenses increased by $13.2 million, from $12.3 million for the three-month period ended March 31, 2005 to $25.5 million for the three-month period ended March 31, 2006. This increase is due primarily to increased transaction processing activity as a result of the acquisitions described above as well as the organic growth of the FireOne Group business segment.

Selling, general and administrative expenses increased by $5.4 million, from $6.6 million for the three-month period ended March 31, 2005 to $12.0 million for the three-month period ended March 31, 2006. The increase in selling, general and administrative expenses resulted primarily from the Optimal Payments business segment acquisitions described above, and FireOne Group plc operating as an independent entity.

Amortization of intangibles pertaining to transaction processing increased by $2.3 million, from $0.7 million for the three-month period ended March 31, 2005 to $3.0 million for the three-month period ended March 31, 2006. The increase in amortization is due primarily to the intangible assets acquired through the various Optimal Payments business segment acquisitions described above.

Stock-based compensation pertaining to selling, general and administrative expense is attributable to the accounting for the fair value of stock options and restricted share units granted. There was no stock-based compensation for the three-month period ended March 31, 2006 compared to $1.6 million for the three-month period ended March 31, 2005 as a result of our decision taken in the fourth quarter of 2005 to accelerate the vesting of all unvested stock options outstanding under our stock option plan and the concurrent decision of FireOne Group plc to accelerate the vesting of all unvested restricted share units outstanding under its restricted share unit plan.

Research and development expenses increased by $0.2 million from $0.6 million for the three-month period ended March 31, 2005 to $0.8 million for the three-month period ended March 31, 2006. Research and development expenses pertain mainly to the Optimal Payments business segment, and are comprised primarily of personnel-related expenditures associated with the development of new solutions and the enhancement of existing offerings.

Amortization of property and equipment remained constant for the three-month periods ended March 31, 2005 and 2006, at approximately $0.4 million.

         The provision for income taxes was $2.5 million for the three-month period ended March 31, 2006 compared to $1.5 million for the three-month period ended March 31, 2005. The variance was primarily due to improved earnings in 2006 compared to 2005, however, the effective tax rate is lower in 2006 compared to 2005. In 2006, a significant portion of our income will be taxable in Ireland, which has a lower effective tax rate than Canada, as a result of the transfer of the assets related to the processing of online gaming transactions to FireOne Group in May 2005 (see “Significant Developments in our Business in 2005 and 2006”). For the comparable period in 2005, the FireOne Group reorganization had not yet taken place, and these operations were taxable at Canadian rates. In addition, the 2005 tax provision included the effect of non-deductible stock-based compensation in the amount of $0.6 million. There was no comparable amount in 2006 since we did not record any stock-based compensation in the first quarter of 2006.

Our tax provision also includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains/losses do not affect earnings before income taxes. In 2006, our tax provision includes a future tax provision of $0.1 million related to unrealized foreign exchange compared to a provision of $0.3 million for 2005.

We recorded a charge of $2.1 million for the non-controlling interest in the results of operations of FireOne Group in the period ended March 31, 2006. There was no corresponding charge in 2005 since the FireOne Group reorganization previously discussed only occurred in the second quarter of 2005.

Our net earnings from continuing operations for the three-month period ended March 31, 2006 were $7.1 million (or $0.30 per share - basic and $0.27 per share - diluted), compared to net earnings of $1.5 million (or $0.07 per share - basic and $0.06 per share - diluted) for the three-month period ended March 31, 2005. After accounting for losses from discontinued operations, our net earnings for the three-month period ended March 31, 2006 were $4.4 million (or $0.19 per share - basic and $0.17 per share - diluted), compared to $0.03 million (or $0.00 per share - basic and diluted) for the three-month period ended March 31, 2005. The loss for discontinued operations includes a restructuring charge primarily related to the shut-down of the Santa Ana facility. The charge consists of a provision for severance, future lease costs and the write-down of inventory.

Adjusted earnings were $7.1 million (or $0.30 per share – basic and $0.27 per share – diluted) for the three-month period ended March 31, 2006 compared to $3.4 million (or $0.15 per share – basic and $0.14 per share – diluted) for the three-month period ended March 31, 2005. A reconciliation of this non-GAAP financial information is presented in the table below. We supplement our reporting of net earnings determined in accordance with Canadian and U.S. GAAP by reporting “adjusted earnings” as a measure of earnings. In establishing this supplemental measure of earnings, we exclude from net earnings foreign exchange gains and losses and related income tax effects, discontinued operations (including restructuring costs), and stock-based compensation expense. We believe that adjusted earnings is useful to investors as a measure of our earnings because it is, for us, a primary measure of our growth and performance, and provides a more meaningful reflection of underlying trends of our business.

Adjusted earnings (loss) does not have a standardized meaning under Canadian or U.S. GAAP and therefore should be considered in addition to, and not as a substitute for, earnings (loss) from continuing operations before income taxes and non-controlling interest or any other amount determined in accordance with Canadian and U.S. GAAP. Our measure of adjusted earnings (loss)  reflects our judgment in regard to the impact of particular items on our core operations, and may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars)
	Three months ended
	March 31,
	2006	2005

Net earnings	$4,389	$31

Add :
Loss from discontinued operations
(including restructuring costs of $1,572)	2,670	1,509
Foreign exchange	75	216
Stock-based compensation	-	1,641

Adjusted earnings	$7,134	$3,397

U.S. legislative initiatives that could affect the Internet gaming industry

The following discussion regarding pending U.S. legislative initiatives that could affect the Internet gaming industry is derived from news accounts and other publicly available sources of information.

The U.S. legislative and regulatory environment surrounding the role and status of financial transactions in connection with Internet gaming remains marked by uncertainty.  Congress has considered bills since at least 1996 intended to limit or prevent U.S. citizens' access to Internet gaming. Bills targeting the use of financial instruments in connection with Internet gaming have been introduced in each of the last four Congresses. The bills have engendered much controversy and met with limited success.  The House of Representatives passed bills on this subject twice, in 2002 and 2003, but in each case the bills failed to receive the approval of the Senate and, thus, failed to become law. The Senate itself had previously passed a bill on this subject in 2000, but that bill was not passed by the House.

The present Congress is currently considering two bills, both introduced in the House, one principally sponsored by Rep. James Leach (R-Iowa) and a second whose principal sponsor is Rep. Bob Goodlatte (R-Virginia). The Goodlatte bill has over 115 co-sponsors. The House Financial Services Committee has approved the Leach measure, and the House Judiciary Committee is scheduled to vote on the Goodlatte bill in May. No bill is pending in the Senate, but Sen. Jon Kyl (R-Arizona) unsuccessfully attempted to introduce a measure through amendment to another, unrelated legislative initiative at the end of 2005.   He has expressed an intent to renew his effort this year. The three measures differ somewhat in approach, but all three would prohibit financial instruments or transactions connected with Internet gaming.

The likelihood that any of these bills will become law cannot be predicted with certainty. The adoption of any of these bills as law likely would have a material adverse effect on our business, revenues, operating results and financial condition. Please see “Item 1A. Risk Factors, “The legal status of Internet gaming is uncertain. Future regulation may make it costly or impossible for us to continue processing transactions for gaming merchants, and reports of regulatory initiatives that are unfavourable to us may adversely affect the trading process of our Class "A" shares,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Liquidity and Capital Resources

As at March 31, 2006, cash, cash equivalents, short-term investments and settlement assets totaled $225.7 million (including $25.5 million held as reserves), compared to $227.1 million as at December 31, 2005 (including $25.7 million held as reserves). Working capital, excluding cash and short-term investments held as reserves and cash held in escrow, as at March 31, 2006 was $75.2 million (December 31, 2005 — $62.0 million). As already described, a significant portion of cash, cash equivalents, and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see Overview – Optimal Payments and FireOne Group).

Settlement assets result from timing differences in the settlement process of our payments business segments. Settlement assets are typically funded to us within days from the transaction processing date.

As at March 31, 2006, our cash, short-term investments and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were $110.7 million (see "Financial Condition" above).

Operating activities generated $2.5 million of cash and cash equivalents in the three-month period ended March 31 2006, as compared to $2.9 million for the three-month period ended March 31, 2005. The decrease in cash generated in the current period is as a result of changes in operating assets and liabilities, principally the reduction in accounts payable, in 2006.

Financing activities generated $2.3 million of cash for the three-month period ended March 31, 2006 compared to generating $2.8 million for the three-month period ended March 31, 2005.

Investing activities generated $19.6 million of cash for the three-month period ended March 31, 2006 compared to generating $34.2 million of cash for the three-month period ended March 31, 2005. In 2006, we received proceeds of $19.8 million from the maturity of short-term investments compared to $36.3 million in 2005.

We believe that our cash, cash equivalents and short-term investments will be adequate to meet our needs for at least the next 12 months.

We have no financial obligations of significance, including any off-balance sheet arrangements, other than long-term lease commitments for our premises in the United States, United Kingdom, Ireland and Canada, and bank indebtedness of $7.9 million as at March 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures

As of March 31, 2006 (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we concluded that there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

In March 2005, we received letters from Fujitsu claiming recovery of expenses allegedly incurred and forecast by Fujitsu to be incurred in relation to the operation of our former U-Scan self-checkout business.  In December 2005 we were notified by Fujitsu of its intention to arbitrate its claims. In February 2006 we received from Fujitsu a draft Request for Arbitration, detailing its claims, including those set forth in its March 2005 letters. After consultation with counsel, we believe that there is no basis for these claims and intend to vigorously defend our position in any arbitration proceedings that might be initiated by Fujitsu to assert its claims.

We are also party to litigation arising in the normal course of operations. We do not expect the resolution of such matters to have a materially adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

There were no material changes to the disclosure of risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The registrant has nothing to report under this item.

Item 3.	Defaults Upon Senior Securities

The registrant has nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

The registrant has nothing to report under this item.

Item 5.	Other Information

Reporting Status

The registrant has nothing to report under this item.

Item 6.	Exhibits

Exhibits

Exhibit Number	Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2006	Optimal Group Inc.

By:	/s/	Neil S. Wechsler
Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Gary S. Wechsler

Gary S. Wechsler, Chief Financial Officer

(Principal Accounting Officer)