Form 10-Q
period 2006-08-09
OPTIMAL GROUP INC
filed 2006-08-09
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At August 8, 2006, the registrant had 23,685,698 common shares designated as Class “A” shares (without nominal or par value) outstanding.

OPTIMAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements of

(Unaudited)

OPTIMAL GROUP INC.

Six-month periods ended June 30, 2006 and 2005

(expressed in U.S. dollars)

OPTIMAL GROUP INC.

Consolidated Financial Statements

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in U.S. dollars)

Financial Statements

OPTIMAL GROUP INC.
Consolidated Balance Sheets
(Unaudited)

June 30, 2006 and December 31, 2005
(expressed in thousands of U.S. dollars)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$139,091	$98,236
Cash held as reserves	22,160	22,722
Short-term investments	48,113	82,361
Short-term investments held as reserves	4,510	3,014
Settlement assets	12,833	20,727
Accounts receivable	7,686	4,681
Income taxes receivable and refundable investment tax credits	1,057	1,055
Prepaid expenses and deposits	1,432	1,006
Future income taxes	2,263	2,349
Current assets related to discontinued operations held for sale (note 4 (b))	9,227	10,944
	248,372	247,095
Long-term receivables (note 5)	2,939	3,528
Tax credit receivable	396	–
Property and equipment	2,545	2,660
Goodwill and other intangible assets (note 6)	112,071	117,090
Other asset (note 3)	10,462	10,462
Long-term assets related to discontinued operations held for sale (note 4 (b))	2,880	3,848

	$379,665	$384,683
Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness (note 7)	$8,863	$8,390
Customer reserves and security deposits	98,981	112,422
Accounts payable and accrued liabilities	21,721	21,796
Income taxes payable	7,650	9,003
Future income taxes	618	836
Current liabilities related to discontinued operations held for sale (note 4 (b))	6,128	6,587
	143,961	159,034
Non-controlling interest	16,440	12,926
Future income taxes	6,812	8,958
Long-term liabilities related to discontinued operations held for sale (note 4 (b))	407	475
Shareholders' equity:
Share capital (note 8)	200,413	195,149
Additional paid-in capital (note 9 (d))	22,370	25,884
Deficit	(9,254)	(16,259)
Cumulative translation adjustment	(1,484)	(1,484)
	212,045	203,290

Contingencies and other (note 10)
Subsequent event (note 17)

	$379,665	$384,683
See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Operations
(Unaudited)

Periods ended June 30, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues	$52,242	$32,037	$104,664	$57,116

Expenses:
Transaction processing	24,545	13,950	50,053	26,205
Selling, general and administrative	14,550	8,034	26,519	14,608
Amortization of intangibles pertaining to transaction processing	3,050	1,795	6,065	2,506
Amortization of property and equipment	377	331	766	710
Stock-based compensation pertaining to selling, general and administrative (note 11)	335	2,466	335	4,107
Research and development	825	654	1,630	1,272
Operating leases	384	343	752	505

Earnings from continuing operations before undernoted items	8,176	4,464	18,544	7,203

Investment income	2,235	494	3,517	831
Gain on sale of interest in FireOne (note 3)	-	30,578	-	30,578

Earnings from continuing operations before income tax provision and non-controlling interest	10,411	35,536	22,061	38,612

Income tax provision (note 12)	1,852	4,762	4,323	6,298

Earnings from continuing operations before non-controlling interest	8,559	30,774	17,738	32,314

Non-controlling interest	2,037	230	4,157	230

Earnings from continuing operations	6,522	30,544	13,581	32,084

Loss from discontinued operations (note 4 (b))	2,831	9,822	5,501	11,331

Net earnings	$3,691	$20,722	$8,080	$20,753

Weighted average number of shares:
Basic	23,707,648	22,776,991	23,517,593	22,603,421
Plus impact of stock options and warrants	2,074,570	2,282,986	2,366,788	2,093,284

Diluted	25,782,218	25,059,977	25,884,381	24,696,705

Earnings (loss) per share:
Continuing operations:
Basic	$0.28	$1.34	$0.58	$1.42
Diluted	0.25	1.22	0.52	1.30
Discontinued operations:
Basic	(0.12)	(0.43)	(0.24)	(0.50)
Diluted	(0.11)	(0.39)	(0.21)	(0.46)
Net:
Basic	0.16	0.91	0.34	0.92
Diluted	0.14	0.83	0.31	0.84

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Deficit
(Unaudited)

Periods ended June 30, 2006 and 2005
(expressed in thousands of U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Deficit, beginning of period	$(12,386)	$(16,552)	$(16,259)	$(16,583)

Net earnings	3,691	20,722	8,080	20,753

Excess of purchase price over book value of shares (note 8 (b))	(559)	-	(1,075)	-

(Deficit) retained earnings, end of period	$(9,254)	$4,170	$(9,254)	$4,170

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

Periods ended June 30, 2006 and 2005
(expressed in thousands of U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Cash flows from (used in) operating activities:
Net earnings	$3,691	$20,722	$8,080	$20,753
Add: loss from discontinued operations	2,831	9,822	5,501	11,331
Net earnings from continuing operations	6,522	30,544	13,581	32,084

Adjustments for items not affecting cash:
Non-controlling interest	2,037	230	4,157	230
Gain on sale of interest in FireOne	-	(30,578)	-	(30,578)
Amortization	3,427	2,126	6,831	3,216
Future income taxes	(1,988)	136	(2,541)	1,260
Stock-based compensation	335	2,466	335	4,107
Foreign exchange	(822)	301	(868)	491
Net change in operating assets and liabilities (note 14 (a))	(1,918)	6,048	(11,473)	3,296
	7,593	11,273	10,022	14,106

Cash flows from (used in) financing activities:
Proceeds from issuance of FireOne Group plc ordinary shares	15	-	21	-
Proceeds from issuance of Class "A" shares	217	2,041	4,047	4,961
FireOne Group Plc dividend paid	(2,107)	-	(2,107)	-
Increase (decrease) in bank indebtedness	1,469	(2,163)	938	(2,245)
Repurchase of Class "A" shares	(1,291)	-	(2,264)	-
	(1,697)	(122)	635	2,716

Cash flows from (used in) investing activities:
Proceeds on sale of interest in FireOne	-	44,146	-	44,146
Purchase of property, equipment and intangible assets	(625)	(320)	(1,698)	(803)
Proceeds from maturity of short-term investments	14,425	23,798	34,248	60,062
Proceeds from note receivable	(241)	49	589	137
Decrease in cash held in escrow	-	11	-	2,720
Acquisition of MCA, including acquisition costs of $49	-	-	-	(2,689)
Payment of balance of sale of NPS	-	-	-	(1,500)
Acquisition of UBC	-	(44,277)	-	(44,277)
Transactions costs	-	(4,427)	-	(4,427)
Other	-	165	-	-
	13,559	19,145	33,139	53,369

Effect of exchange rate changes on cash and cash equivalents during the period	344	(445)	402	(669)

Cash flows of discontinued operations (revised - see note 16):
Operating cash flows	(2,522)	(2,625)	(3,196)	(3,583)
Financing cash flows	(26)	(374)	(65)	(470)
Investing cash flows	(11)	3	(82)	(709)
	(2,559)	(2,996)	(3,343)	(4,762)
Net increase in cash and cash equivalents	17,240	26,855	40,855	64,760

Cash and cash equivalents, beginning of period	121,851	100,842	98,236	62,937

Cash and cash equivalents, end of period	$139,091	$127,697	$139,091	$127,697
Supplemental disclosure of cash flow information (note 14).

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

1.	Interim financial information:

These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles (“GAAP”). The unaudited consolidated balance sheet as at June 30, 2006 and the unaudited consolidated statements of operations, deficit and cash flows for the periods ended June 30, 2006 and 2005 reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 3 to the annual audited consolidated financial statements for the year ended December 31, 2005. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual audited consolidated financial statements of Optimal Group Inc. (the “Company”) as at and for the year ended December 31, 2005.

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

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	FireOne Group plc (continued):

At June 30, 2006 and December 31, 2005, the Company's interest in FireOne was 76.2%. The Company's diluted interest in FireOne was effectively diluted after the placing as a result of the vesting of restricted share units issued by FireOne in fiscal 2005. Non-controlling interest is recorded for the minority interest's share of the carrying value of net assets and the reported net earnings of FireOne.

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

In 2005, Optimal Payments Inc., ("OPI") a wholly-owned subsidiary of the Company, made the following acquisitions:

(i)

On January 1, 2005, OPI acquired the operating assets of Merchant Card Acceptance Corp. and its affiliated companies, Precision Management Consulting Inc. and Merchant Card Interactive Corp. (collectively, "MCA"), for $3,722 subject to the determination of certain post-closing adjustments. The agreement also provides for a contingent consideration of approximately $890 (CA$1,000) based on the attainment of specified operational targets. MCA is an independent sales organization providing Canadian-based merchants with credit card and Interac PIN-based debit card acceptance;

(ii)	On May 6, 2005, OPI acquired a portfolio of merchant processing from United Bank Card Inc., ("UBC") for a cash consideration of $44,277;
(iii)	On October 6, 2005, OPI acquired a portfolio of U.S. merchant processing contracts and associated sales channel contracts from Moneris Solutions Inc., ("Moneris") for a cash consideration of $18,266.

All of the acquisitions related to the non-gaming payment processing services segment.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Business acquisitions and disposals (continued):
(b)	Hardware maintenance and repair services segment (continued):

The results of operations of this business for the three and six-month periods ended June 30, 2006 and 2005 were as follows:

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Revenue	$8,514	$10,252	$18,204	$22,566

Expenses:
Service costs	7,295	9,407	15,276	19,989
Selling, general and administrative	2,113	3,106	4,048	5,800
Restructuring	811	266	2,383	266
Amortization of property, equipment and intangibles	–	473	259	1,048
Stock-based compensation	–	373	-	627
Goodwill impairment	–	5,305	-	5,305
Operating leases	587	786	1,322	1,565
Foreign exchange	449	460	368	136
	11,255	20,176	23,656	34,736

Net interest expense (income)	90	(290)	(301)	(646)
Loss before income taxes	2,831	9,634	5,151	11,524

Loss on disposal of net assets from discontinued operations	–	188	-	188
Income tax provision (recovery)	–	-	350	(381)

Net loss from discontinued operations	$2,831	$9,822	$5,501	$11,331

The results of operations include management assumptions and adjustments related to cost allocations which are inherently subjective.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Business acquisitions and disposals (continued):
(b)	Hardware maintenance and repair services segment (continued):

The following table summarizes the carrying value of the assets and liabilities relating to discontinued operations held for sale:

	June 30, 2006	December 31, 2005

Current assets:
Accounts receivable	$5,926	$7,159
Inventory	2,119	2,679
Prepaid expenses and deposits	1,182	1,106
	9,227	10,944

Long-term assets:
Long-term receivable	300	500
Property and equipment	2,580	2,998
Future tax asset	-	350
Total assets held for sale	12,107	14,792

Less:
Current liabilities:
Accounts payable and accrued liabilities	5,508	5,682
Deferred revenues	450	747
Obligations under capital lease	170	158
	6,128	6,587

Long-term liabilities	407	475

Net assets held for sale	$5,572	$7,730

5.	Long-term receivables:

Included in long-term receivables is the net present value of an interest-free note received on the sale of the assets of a division of Terra Payments Inc. (“Terra”) in fiscal 2002. The repayment terms require monthly payments equal to 10% of the debtor’s sales.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

6.	Goodwill and other intangible assets:

			June 30,
			2006
	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$49,243	$–	$49,243
Customer contracts, relationships and service agreements	65,441	12,325	53,116
Acquired technology	4,520	2,035	2,485
ISO/ISA relations	7,180	769	6,411
Supplier contract	1,376	560	816

	$127,760	$15,689	$112,071

			December 31,
			2005
	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$49,243	$–	$49,243
Customer contracts, relationships and service agreements	64,395	7,398	56,997
Acquired technology	4,520	1,582	2,938
ISO/ISA relations	7,180	256	6,924
Supplier contract	1,376	388	988

	$126,714	$9,624	$117,090

7.	Bank indebtedness:

The Company has credit facilities available in the amount of $10,392 (CA$11,600), which can be utilized in the form of loans, bankers' acceptances or letters of guarantee. At June 30, 2006, the Company utilized $8,863 (CA$9,893) of the facilities in borrowings and $537 (CA$600) through the issuance of letters of guarantee. The borrowings are due on demand and bear interest either at the bank's prime rate or the market rate for bankers' acceptances plus an acceptance fee of 0.75% per annum. The facilities are secured by a first ranking moveable hypothec on certain short-term investments.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

8.	Share capital:
(a)	Issued and outstanding share capital was as follows:

	June 30, 2006		December 31, 2005
	Number	Book value	Number	Book value

Class "A" shares	23,685,698	$200,413	23,277,126	$195,149

Changes in the issued and outstanding share capital were as follows:

		Book
	Number	Value

Balance, December 31, 2005	23,277,126	$195,149
Exercise of stock options	549,681	6,453
Cancellation of shares pursuant to stock buyback program	(141,109)	(1,189)

Balance, June 30, 2006	23,685,698	$200,413

The amounts credited to share capital from the exercise of stock options in the period ended June 30, 2006 include a cash consideration of $4,047, as well as an ascribed value from additional paid-in capital of $2,406.

(b)

On November 7, 2005, the Company announced a stock buyback program which authorizes the Company to purchase up to 1,100,000 or approximately 4.7% of its issued and outstanding Class "A" shares. The shares may be purchased through the facilities of the Nasdaq National Market over the course of 12 months commencing November 21, 2005. All shares purchased under the program will be cancelled. For the six months ended June 30, 2006, 141,109 Class "A" shares were settled and cancelled for a total consideration of $2,264 and having a book value of $1,189. The excess of the purchase price over book value of the shares in the amount of $1,075 was charged to the deficit.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

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

Details of the outstanding and exercisable stock options are as follows:

		Weighted average
		exercise price
	Number	per share

Options outstanding and exercisable, December 31, 2005	4,374,623	$7.10
Granted	-	-
Expired/cancelled	(2,135)	7.10
Exercised	(379,095)	7.13

Options outstanding and exercisable, June 30, 2006	3,993,393	$7.10

The remaining contractual life of the options at June 30, 2006 is approximately 2.8 years.

(b)	Terra Payments Inc. ("Terra"):

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Stock options and warrants (continued):
(b)	Terra Payments Inc. ("Terra") (continued):

Details of the outstanding and exercisable stock options under the Terra plan are as follows:

	U.S. dollar exercise price		Canadian dollar exercise price

			Weighted average
	Exercise price		exercise price
	Number	per share	Number	per share

Options outstanding and exercisable, December 31, 2005	217,451	$7.43	324,143	$8.56
Expired/cancelled	-	-	(743)	7.28
Exercised	(68,989)	7.43	(101,597)	9.41

Options outstanding and exercisable, June 30, 2006	148,462	$7.43	221,803	$8.18

The weighted average remaining contractual life of the options at June 30, 2006 is approximately 2.8 years.

As at December 31, 2005 and June 30, 2006, there were 28,499 and 22,212 warrants outstanding, respectively, with a weighted average exercise price of CA$0.01 and expiring on dates up to March 2008.

There are 939 Terra options and warrants that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period ended June 30, 2006.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Stock options and warrants (continued):
(c)	FireOne (continued):

In May 2005, FireOne made an initial award of 2,443,750 restricted share units to employees, officers and directors of FireOne and the Company. In November 2005, an additional 56,248 restricted share units were awarded to the non-executive directors of FireOne. As at December 31, 2005, all restricted share units are fully vested. (Refer to note 11). In May 2006, an aggregate of 1,299,000 restricted share units were awarded to directors, officers and employees of FireOne and the Company. These restricted share units had an estimated fair value of $8,049 on the grant date which is being amortized over the vesting period. The vesting period of these restricted share units is one third on the first anniversary of the award, an additional one third on the second anniversary of the award and the remaining one third on the third anniversary of the award. In addition, in May 2006, an aggregate of 73,116 restricted share units having a fair value of $460 were awarded to restricted share unit holders as a dividend equivalent.

Changes in restricted share units were as follows:

	Number	Weighted average fair value per unit

Restricted share units outstanding and exercisable, December 31, 2005	1,793,667	$2.47
Granted	1,299,000	6.23
Exercised	(857,006)	2.66
Expired / cancelled	(7,723)	6.23
Dividend equivalent	73,116	6.29

Restricted share units outstanding and exercisable, June 30, 2006	2,301,054	$4.63

The remaining contractual life of the restricted share units at June 30, 2006 is approximately 6.4 years.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Stock options and warrants (continued):
(c)	FireOne (continued):

In connection with the public flotation of FireOne in 2005, the Company granted the nominated advisor the right to subscribe for up to 375,000 ordinary shares of FireOne at any time between the first and fourth anniversaries of admission to the AIM (June 2, 2005) at the placing price of 241 pence.

(d)	Changes in additional paid-in capital were as follows:

Balance, December 31, 2005	$25,884
Ascribed value credited to share capital from exercise of stock options and warrants (note 8 (a))
(2,406)
Ascribed value credited to non-controlling interest from exercise of restricted share units	(1,903)
Stock-based compensation	335
Stock dividend of restricted share units issued by FireOne to non-controlling interest	460

Balance, June 30, 2006	$22,370

10.	Contingencies and other:
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

(b)

On March 11, 2005, and again on June 30, 2005, the Company received a letter from Fujitsu claiming recovery of expenses allegedly incurred and forecast by Fujitsu to be incurred in relation to the operation of the Company’s former U-Scan® self-checkout business. In December 2005, the Company was notified by Fujitsu of its intention to arbitrate its claims. In February 2006, the Company received a draft request for arbitration, detailing the claims by Fujitsu. After consultation with counsel, the Company believes that there is no basis for these claims and intends to vigorously defend its position in any arbitration proceedings that might be initiated by Fujitsu to assert its claims. Management is unable to determine the resolution of this matter or estimate the ultimate liability, if any, related thereto. Accordingly, no provision has been made in these financial statements with respect to such claims.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Contingencies and other (continued):
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

(e)

In the sale or other disposition of assets out of the ordinary course of business, in addition to possible indemnification relating to failure to perform covenants and breach of representations and warranties, the Company might agree to indemnify the buyer against claims from its past conduct of its business. Typically, the term and amount of such indemnification will be limited by agreement. The nature of these indemnification agreements prevents the Company from estimating the maximum potential liability to indemnified parties. Accordingly, no provision has been made in these financial statements with respect to this item.

(f)

The United States legislative and regulatory environment surrounding the role and status of financial transactions in connection with Internet gaming remains marked by uncertainty. The present Congress is currently considering one primary bill, which passed the House of Representatives in July of this year, and is currently before the Senate. The bill, as currently under consideration, would restrict the use of financial instruments or transactions connected with many forms of Internet gaming. The likelihood that this or any similar bill will become law cannot be predicted with certainty.

In addition, since the Company derives a substantial portion of its revenue from processing transactions for Internet gaming, the Company may be exposed to adverse consequences as a result of future regulation, enforcement proceedings, governmental investigations or lawsuits initiated against it in jurisdictions where Internet gaming is or becomes restricted or prohibited. In the event that the United States government decides to enact legislation making the funding of Internet gaming activities by U.S. residents unlawful, initiates enforcement proceedings, or that any adverse findings, rulings or judgments are rendered in any such investigations or lawsuits directed at the Company or at its customers or suppliers, it may have a significant negative impact on the operations of the Company's business. Future regulations or any such investigations or lawsuits may make it costly or impossible for the Company to continue processing transactions for many gaming merchants. While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible, based on existing knowledge, that changes in future conditions in the near term could require a material reduction in the recognized amounts of certain assets. “Near term” is considered to be within one year from the date of the financial statements.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

11.	Stock-based compensation:

Stock-based compensation expense in the consolidated statements of operations was comprised of:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Expense related to options granted in 2004	$–	$884	$–	$884
Expense related to FireOne restricted stock unit plan	335	1,323	335	2,696
Amortization of deferred compensation	–	259	–	527

	$335	$2,466	$335	$4,107

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

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

12.	Income taxes:

The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

Three months ended June 30,		Six months ended June 30,
2006	2005	2006	2005

Earnings from continuing operations before income taxes	$10,411	$35,536	$22,061	$38,612

Combined Canadian federal and Quebec provincial income taxes at 32% (2005 - 31%)	$3,334	$11,023	$7,064	$11,978
Foreign exchange(1)	(1,248)	(129)	(1,145)	156
Utilization of previously unrecognized tax assets	–	(11,043)	-	(11,043)
Benefits of losses not recorded	585	279	515	203
Stock-based compensation not deductible for tax	76	881	76	1,468
Permanent differences and other	750	903	953	790
Differences in tax rates	(1,645)	102	(3,140)	–
Amortization of other asset	–	2,746	–	2,746

Income tax provision of continuing operations	$1,852	$4,762	$4,323	$6,298

(1)

For purposes of calculating the income tax provision of the Company, a tax effect is recognized on foreign exchange gains or losses which arise on the conversion into Canadian dollars of the net monetary assets denominated in U.S. dollars; such conversion is required for income tax purposes. As these financial statements are presented in U.S. dollars, these foreign exchange gains or losses do not impact earnings (losses) before income taxes even though the income tax provision would include a tax effect for these items. Future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar will change the amount of the foreign exchange gains or losses and thus the provision for or recovery of income taxes thereon.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

12.	Income taxes (continued):

The provision for (recovery) of income taxes of continuing operations is composed of the following:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Current income taxes	$3,840	$4,626	$6,864	$5,038
Future income taxes	(1,988)	136	(2,541)	1,260

	$1,852	$4,762	$4,323	$6,298

13.	Segmented information:

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Segmented information (continued):
(a) Information on the operating segments is as follows:

	Payment services		Eliminations/
	Gaming	Non-gaming	Unallocated	Consolidated

Three months ended June 30, 2006:

Revenues	$24,790	$29,493	$(2,041)	$52,242

Transaction processing	8,092	17,425	(972)	24,545
Selling, general and administrative	6,640	9,020	(1,110)	14,550
Research and development	148	677	–	825
Operating leases	75	309	–	384
	9,835	2,062	41	11,938

Stock-based compensation	214	121	–	335
Amortization	267	3,157	3	3,427
	9,354	(1,216)	38	8,176

Investment income	1,272	963	–	2,235

Earnings (loss) from continuing operations before income taxes and non-controlling interest	10,626	(253)	38	10,411

Income tax provision (recovery)	1,949	(255)	158	1,852

Earnings (loss) from continuing operations before undernoted	8,677	2	(120)	8,559

Non-controlling interest	2,037	–	–	2,037

Earnings from continuing operations	6,640	2	(120)	6,522

Loss from discontinued operations (including restructuring of $811)	–	–	2,831	2,831

Net earnings (loss)	$6,640	$2	$(2,951)	$3,691

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Segmented information (continued):
	(a)	(Continued):

	Payment services		Eliminations/
	Gaming	Non-gaming	Unallocated	Consolidated

Three months ended June 30, 2005:

Revenues	$17,526	$15,911	$(1,400)	$32,037

Transaction processing	7,236	7,550	(836)	13,950
Selling, general and administrative	2,540	6,058	(564)	8,034
Research and development	450	204	–	654
Operating leases	88	255	–	343
	7,212	1,844	–	9,056

Stock-based compensation	465	2,001	–	2,466
Amortization	244	1,882	–	2,126
	6,503	(2,039)	–	4,464

Investment income	38	456	–	494

Earnings (loss) from continuing operations before income taxes and non-controlling interest	6,541	(1,583)	–	4,958

Income tax provision	2,384	2,378	–	4,762

Earnings (loss) from continuing operations before undernoted	4,157	(3,961)	–	196

Gain on sale of FireOne	–	–	30,578	30,578
Non-controlling interest	(230)	–	–	(230)

Earnings (loss) from continuing operations	3,927	(3,961)	30,578	30,544

Loss from discontinued operations (including restructuring of $266)	–	–	9,822	9,822

Net earnings (loss)	$3,927	$(3,961)	$20,756	$20,722

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Segmented information (continued):
	(a)	(Continued):

	Payment services		Eliminations/
	Gaming	Non-gaming	Unallocated	Consolidated

Six months ended June 30, 2006:

Revenues	$49,989	$59,119	$(4,444)	$104,664

Transaction processing	17,042	35,044	(2,033)	50,053
Selling, general and administrative	12,158	16,915	(2,554)	26,519
Research and development	291	1,339	–	1,630
Operating leases	135	617	–	752
	20,363	5,204	143	25,710

Stock-based compensation	214	121	–	335
Amortization	533	6,293	5	6,831
	19,616	(1,210)	138	18,544

Investment income	2,120	1,397	–	3,517

Earnings from continuing operations before income taxes and non-controlling interest	21,736	187	138	22,061

Income tax provision	4,040	125	158	4,323

Earnings (loss) from continuing operations before undernoted	17,696	62	(20)	17,738

Non-controlling interest	4,157	–	–	4,157

Earnings (loss) from continuing operations	13,539	62	(20)	13,581

Loss from discontinued operations (including restructuring of $2,383)	–	–	5,501	5,501

Net earnings (loss)	$13,539	$62	$(5,521)	$8,080

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Segmented information (continued):
	(a)	(Continued):

	Payment services		Eliminations/
	Gaming	Non-gaming	Unallocated	Consolidated

Six months ended June 30, 2005:

Revenues	$32,474	$26,839	$(2,197)	$57,116

Transaction processing	13,501	14,337	(1,633)	26,205
Selling, general and administrative	4,699	10,473	(564)	14,608
Research and development	910	362	–	1,272
Operating leases	168	337	–	505
	13,196	1,330	–	14,526

Stock-based compensation	666	3,441	–	4,107
Amortization	485	2,731	–	3,216
	12,045	(4,842)	–	7,203

Investment income	108	723	–	831

Earnings (loss) from continuing operations before income taxes and non-controlling interest	12,153	(4,119)	–	8,034

Income tax provision	4,497	1,801	–	6,298

Earnings (loss) from continuing operations before undernoted	7,656	(5,920)	–	1,736

Gain on sale of FireOne	–	–	30,578	30,578
Non-controlling interest	(230)	–	–	(230)

Earnings (loss) from continuing operations	7,426	(5,920)	30,578	32,084

Loss from discontinued operations (including restructuring of $266)	–	–	11,331	11,331

Net earnings (loss)	$7,426	$(5,920)	$19,247	$20,753

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Segmented information (continued):
	(a)	(Continued):

	Payment services		Eliminations/
	Gaming	Non-gaming	Unallocated	Consolidated

June 30, 2006:

Total assets	$165,752	$154,481	$59,432	$379,665

Total additions to property and equipment and other intangibles for the six months ended June 30, 2006	$114	$1,581	$3	$1,698

December 31, 2005:

Total assets	$112,828	$197,915	$73,940	$384,683

Total additions to goodwill for the year
ended December 31, 2005	$–	$2,775	$–	$2,775

Total additions to property and equipment
and other intangibles for the year ended
December 31, 2005:
- through business acquisitions	$–	$63,519	$–	$63,519
- other	615	1,435	–	2,050

Included in total assets under the unallocated column are $12,107 (2005 - $14,792) for assets of discontinued operations held for sale.

(b)	Geographic information is as follows:

					Property and equipment,
	Revenues		Revenues		goodwill and intangibles
	Three months ended		Six months ended
	June 30,		June 30,		June 30,	December 31,
	2006	2005	2006	2005	2006	2005

United States	$28,327	$15,025	$56,232	$25,953	$67,528	$71,769
Central America	17,145	11,705	35,620	21,123	–	–
Canada	2,408	2,171	4,502	3,893	46,724	47,699
Europe	2,858	1,164	5,177	2,334	364	282
Other	1,504	1,972	3,133	3,813	–	–

	$52,242	$32,037	$104,664	$57,116	$114,616	$119,750

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Segmented information (continued):
(b) Geographic information is as follows (continued):

Revenues are attributed to countries based on the location of the customers. The “Other” caption includes countries in Africa and Asia, as well as Australia.

14.	Supplemental disclosure of cash flow information:
(a)	Net change in operating assets and liabilities:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Cash and short-term investments held as reserves	$(1,133)	$(92)	$(934)	$(559)
Settlement assets	2,921	(5,593)	7,894	(2,535)
Accounts receivable	(2,117)	(732)	(3,005)	(1,671)
Income taxes receivable and refundable investment tax credits receivable	(286)	(39)	(398)	206
Prepaid expenses and deposits	(428)	(594)	(426)	(604)
Accounts payable and accrued liabilities	5,949	1,895	(73)	(1,402)
Income taxes payable	1,235	5,377	(1,090)	5,713
Customer reserves and security deposits	(8,059)	5,826	(13,441)	4,148

Net change in operating assets and liabilities	$(1,918)	$6,048	$(11,473)	$3,296

(b)	Cash paid for interest and income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Cash paid during the period for:
Interest	$6	$6	$9	$15
Income taxes	1,189	204	3,690	313

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Supplemental disclosure of cash flow information (continued):

(c)	Non-cash transactions:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

FireOne transaction costs included in accounts payable and accrued liabilities	$97	$2,049	$94	$2,049
Tax charge in connection with transfer of payments processing business related to on-line gaming to FireOne	–	13,732	–	13,732

(d)	Cash and cash equivalents:

	June 30, 2006	December 31, 2005

Cash and cash equivalents consist of:
Cash balances with banks	$49,071	$55,636
Short-term investment, bearing interest at 4.18% to 5.41% (2005 - 3.8% to 4.26%)	90,020	42,600

	$139,091	$98,236

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

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

The consolidated financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles ("GAAP"), which conform, in all material respects, with accounting principles generally accepted in the United States, except as described below:

(a)	Consolidated Balance Sheets:

Differences between Canadian and U.S. GAAP in the presentation of share capital, additional paid-in capital and retained earnings are as follows:

(i)	Share capital:

	June 30, 2006	December 31, 2005

Share capital in accordance with Canadian GAAP	$200,413	$195,149
Stock-based compensation costs on options exercised(1):
Cumulative effect of prior years	39,868	39,868
Change in reporting currency (2)	2,588	2,588

Share capital in accordance with U.S. GAAP	$242,869	$237,605

(ii)	Additional paid-in capital:

	June 30, 2006	December 31, 2005

Additional paid-in capital in accordance with Canadian GAAP	$22,370	$25,884
Stock-based compensation costs(1):
Cumulative effect of prior years	68,757	68,757
Stock-based compensation costs on options exercised(1):
Cumulative effect of prior years	(39,868)	(39,868)
Change in reporting currency (2)	968	968

Additional paid-in capital in accordance with U.S. GAAP	$52,227	$55,741

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

15.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Balance Sheets (continued):
(iii)	Deficit:
	June 30, 2006	December 31, 2005

Deficit in accordance with Canadian GAAP	$(9,254)	$(16,259)
Stock-based compensation costs(1):
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation to non-employees (1)	(834)	(834)
Change in reporting currency (2)	(1,189)	(1,189)

Deficit in accordance with U.S. GAAP	$(80,034)	$(87,039)
(1)	Stock-based compensation:

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

A description of the Company's stock option plans and the restricted share unit plan is presented in note 9.

Additional disclosures required under SFAS 123R are as follows:

	Stock option plan	Terra options and warrants	FireOne restricted share unit plan

Aggregate intrinsic value:
Options exercised during the period	$3,942	$1,536	$5,082
Options outstanding and exercisable	25,598	2,340	10,958

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

15.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Balance Sheets (continued):
(iii)	Deficit (continued):

(1)	Stock-based compensation (continued):

The aggregate intrinsic value for outstanding and exercisable options at June 30, 2006 represented the pre-tax intrinsic value based on the Company and FireOne’s closing stock prices at June 30, 2006, which would have been received by option and restricted stock share unit holders had they exercised their securities at that date.

The Company granted 1,299,000 restricted share units in the three-month period ended June 30, 2006. At June 30, 2006, the unrecognized compensation cost related to these non-vested restricted share units was $7,714. As explained in note 11, all other stock options and restricted share units were fully vested.

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

Accumulated other comprehensive income (loss), which resulted solely from the translation of the financial statements up to June 30, 2000, the date the Company adopted the United States dollar as its measurement currency, in accordance with the current rate method, is $(3,018) as at June 30, 2006 and December 31, 2005.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

15.	Canadian/U.S. reporting differences (continued):
(c)	Supplementary information:

Under U.S. GAAP, separate disclosure is required for the following statement of operations item. There is no similar requirement under Canadian GAAP.

Three months ended		Six months ended
June 30,		June 30,
2006	2005	2006	2005

Advertising expense	$72	$26	$119	$42

16.	Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current year's presentation. In addition, in 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributed to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

17.	Subsequent event:

On August 3, 2006, the Board of Directors of FireOne recommended the payment of a dividend of approximately $12,000 of which $9,280 would be retained by the Company.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company describes our business, our vision and strategy, seasonality and trends within our business environment, the critical accounting policies of our company that will help you understand our interim consolidated financial statements, and the principal factors affecting our results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements for the year ended December 31, 2005, and the factors set forth below under “Cautionary Statements Regarding Forward-Looking Statements”. All dollar amounts are expressed in United States dollars (unless otherwise stated) and, other than those expressed in millions of dollars, have been rounded to the nearest thousand. We prepare our interim consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in Canada, with a reconciliation to U.S. GAAP, as disclosed in note 15 of the notes to our interim consolidated financial statements. Any reference in this report to uniform resource locator (URL) website locations are inactive textual references only and the contents of such websites do not form a part of this Form 10-Q.

Cautionary Statements Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, but are not limited to, statements about our current expectations with respect to our future growth strategies, opportunities and prospects, competitive position and industry environment. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, or those of the markets we serve, to differ materially from those expressed in, or implied by, these forward-looking statements, including:

•	existing and future governmental regulations;

•	general economic and business conditions in the markets we serve;

•	consumer confidence in the security of financial information transmitted via the Internet;

•	levels of consumer fraud, disputes between consumers and merchants and merchant insolvency;

•	our ability to safeguard against breaches of privacy and security when processing electronic transactions;

•	the imposition of and our compliance with rules and practice procedures implemented by credit card and check clearing associations;

•	our ability to adapt to changes in technology, including technology relating to electronic payments systems;

•	our ability to protect our intellectual property;

•	our relationships with our suppliers and the banking associations that we rely upon to process our electronic transactions;

•	disruptions in the function of our electronic payments systems and technological defects; and

•	the factors described under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended below in Part II at Item 1A.

There may be additional risks and uncertainties and other factors that we do not currently view as material or that are not necessarily known. The forward looking statements made in this document are only made as of the date of this document.

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

In 2004 and 2005, we completed a number of acquisitions and dispositions in pursuit of our strategy to reposition our business activities with the goal of enhancing our financial results. Our decision in 2006 to divest the hardware maintenance and repair outsourcing services business segment is consistent with our strategy to dispose of underperforming assets and maximize the opportunities associated with our payment processing businesses. By leveraging our strong balance sheet, we intend to monitor additional strategic and transactional opportunities that may arise.

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

Disputes between a customer and a merchant periodically arise as a result of, among other things, consumer dissatisfaction with merchandise quality or merchant services. Such disputes may not always be resolved in the merchant’s favor. If a dispute is not resolved in the merchant’s favor, the transaction is charged back to us and the purchase price is refunded to the merchant’s customer. If we are unable to collect the disputed amount from the merchant, we bear the credit risk for the full amount of the transaction. As a result, our acquiring processing suppliers require us to maintain certain amounts with them as reserves. Amounts withheld from us by our acquiring processing suppliers as reserves are included as current assets on our balance sheet under “held as reserves”. We retain a percentage of amounts owed to certain merchants based on processing dollar volume, typically for a six-month period, to absorb potential losses arising as a result of, among other things, disputes between consumers and merchants or credit card or check clearing association fines related to chargeback activity. The aggregate amount withheld from our merchants is recorded under the line item “Customer reserves and security deposits” on the balance sheet contained in our interim consolidated financial statements.

Significant Developments in Our Business in 2005 and 2006

At the end of the first quarter of 2006, we decided to divest the hardware maintenance and repair outsourcing services business segment and during the second quarter we engaged an investment advisor to assist in this process. On March 31, 2006, we closed our repair and logistics facility in Santa Ana, California. The net assets of these operations were written down in the third and fourth quarter of 2005 to their estimated fair values less disposal costs. We expect to divest of the Canadian operations in 2006. The results of the hardware maintenance and repair outsourcing services business segment are included in net earnings, but are presented separately as discontinued operations for the current and prior periods.

On October 6, 2005, we acquired a portfolio of U.S. merchant processing contracts and associated sales channel contracts from Moneris Solutions, Inc. for a cash consideration of $18.3 million.

Our assets relating to the processing of online gaming transactions were transferred to FireOne Group on May 11, 2005. On June 2, 2005, FireOne Group plc, our Irish-based subsidiary, commenced trading on the London Stock Exchange’s AIM Market under the ticker symbol “FPA” following the successful public placement by us of 10 million FireOne Group plc ordinary shares, representing 20% of FireOne Group plc’s issued and outstanding share capital. As at June 30, 2006 and December 31, 2005, our interest in FireOne Group plc was approximately 76.2%, reflecting the dilution resulting from the vesting of restricted share units that had been issued by FireOne Group plc.

On May 6, 2005, we acquired a portfolio of merchant processing accounts from United Bank Card, Inc. for a cash consideration of $44.3 million.

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

Seasonality

The payment processing segments (gaming and non-gaming) experience some seasonality. Less time is spent online during certain periods that straddle spring and summer months, which results in relatively lower processing volume.

Critical Accounting Policies and Estimates

The accompanying interim consolidated financial statements have been prepared in accordance with Canadian GAAP. In the preparation of our financial statements we are required to make numerous estimates and assumptions. Financial results as determined by actual events could differ from those estimates and assumptions, and therefore affect our reported results of operations and financial position. Our significant accounting policies are more fully described in note 3 of our annual audited consolidated financial statements included in our Form 10-K Annual Report for the year ended December 31, 2005. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations. They also reflect significant management judgment in making estimates about the effect of matters that are inherently uncertain. While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible, based on existing knowledge, that changes in future conditions in the near term could require a material reduction in the recognized amounts of certain assets. “Near term” is considered to be within one year from the date of financial statements (see “U.S. legislative initiatives that could affect the Internet gaming industry”).

Stock-based Compensation

Effective January 1, 2003, we adopted the fair value-based method to account for stock-based compensation and other stock-based payments, such as stock options and restricted share units. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting period. The fair value of stock options granted is determined at the date of grant using generally accepted valuation methods such as the Black-Scholes option pricing model. We must make certain assumptions in determining the fair value of stock options, including the volatility of the trading price of our common shares, the future dividend yield on our common shares, and the term over which stock options will remain outstanding.

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

Recent Accounting Pronouncements

In 2006, we adopted the new recommendations of the Canadian Institute of Chartered Accountants ("CICA") relating to non-monetary transactions, which require non-monetary transactions to be measured at fair value, subject to certain exceptions. The revised standards were effective for non-monetary transactions initiated in fiscal periods beginning on or after January 1, 2006. The CICA has also issued standards relating to Financial Instruments, Hedges, Comprehensive Income and Equity that we will adopt on January 1, 2007. In addition, the Financial Accounting Standards Board ("FASB") recently issued FAS 123R, Share Based Payments, and FAS 154 Accounting Changes and Accounting Corrections. We adopted FAS 123R on January 1, 2006 for US GAAP purposes. Refer to note 15 of the interim consolidated financial statements.

The adoption of the new standards did not have a material effect on our interim consolidated financial statements as at June 30, 2006. In addition, we do not expect the adoption of the standards (effective January 1, 2007) to have a material effect on our consolidated financial statements.

Financial Condition

As at June 30, 2006, cash, cash equivalents, short-term investments and settlement assets totaled $226.7 million (including $26.7 million held as reserves), compared to $227.1 million as at December 31, 2005 (including $25.7 million held as reserves). The decrease in cash, short-term investments and settlement assets is primarily due to the portion of the FireOne Group plc dividend paid to minority shareholders in the quarter ended June 30, 2006, the repurchase of our common shares, the net change in operating assets and liabilities, partially offset by cash generated from operations, and the proceeds from the issuance of common shares. As described above, a significant portion of cash, cash equivalents, and short-term investments have a corresponding liability as these cash amounts are derived from reserves and security deposits which are due to merchants (see "Overview – Optimal Payments and FireOne Group"). Settlement assets result from timing differences in the settlement process of our payment processing segments. Settlement assets are typically funded to us within days from the transaction processing date. As at June 30, 2006, our cash, short-term investments and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were as follows:

	June 30,	December 31,
(U.S. dollars, in thousands)	2006	2005

Cash and cash equivalents	$139,091	$98,236
Cash held as reserves	22,160	22,722
Short-term investments	48,113	82,361
Short-term investments held as reserves	4,510	3,014
Settlement assets	12,833	20,727
	226,707	227,060

Less:
Bank indebtedness	(8,863)	(8,390)
Customer reserves and security deposits	(98,981)	(112,422)
Net	$118,863	$106,248

Our portfolio of liquid and investment grade short-term investments consists of U.S. and Canadian dollar denominated discounted and undiscounted notes and bonds.

Working capital, excluding cash and short-term investments held as reserves, as at June 30, 2006 was $77.7 million, as compared to $62.3 million at December 31, 2005.

Accounts receivable as at June 30, 2006 were $7.7 million compared to $4.7 million at December 31, 2005. The increase of $3.0 million resulted primarily from the timing of the collection of certain transaction processing revenues, as well as an increase in the amount recognized pertaining to the recovery of defaulted consumer transactions in our FireOne Group business segment after June 30, 2006.

Goodwill and other intangible assets decreased by $5.0 million, from $117.1 million as at December 31, 2005 to $112.1 million as at June 30, 2006. This decrease resulted primarily from amortization expense recorded on intangible assets for the period of approximately $6.0 million offset by the acquisition of certain customer relationships included in the Optimal Payments business segment.

Customer reserves and security deposits as at June 30, 2006 were $99.0 million compared to $112.4 million as at December 31, 2005. The decrease of $13.4 million resulted primarily from the timing of payments to merchants at quarter-end. Customer reserves and security deposits were $19.2 million for the Optimal Payments business segment and $79.8 million for the FireOne Group business segment.

Shareholders’ equity as at June 30, 2006 was $212.0 million as compared to $203.3 million as at December 31, 2005. The increase is attributable primarily to the results of operations, the issuance of share capital resulting from the exercise of stock options offset by the cost of common shares repurchased during the period.

Results of Operations

Six-month period ended June 30, 2006 compared to the six-month period ended June 30, 2005

Revenues increased by $47.6 million from $57.1 million for the six-month period ended June 30, 2005 to $104.7 million for the six-month period ended June 30, 2006. The increase in revenues is due primarily to the following acquisitions, which were completed during fiscal 2005, as well as the organic growth of both the Optimal Payments and the FireOne Group business segments:

•	On May 6, 2005, Optimal Payments acquired a portfolio of merchant processing from United Bank Card, Inc.; and
•	On October 6, 2005, Optimal Payments acquired a portfolio of U.S. merchant processing contracts and associated sales channel contracts from Moneris Solutions, Inc.

Transaction processing expenses increased by $23.9 million, from $26.2 million for the six-month period ended June 30, 2005 to $50.1 million for the six-month period ended June 30, 2006. This increase is due primarily to increased transaction processing activity as a result of the acquisitions described above as well as the organic growth of both the Optimal Payments and the FireOne Group business segments.

Selling, general and administrative expenses increased by $11.9 million, from $14.6 million for the six-month period ended June 30, 2005 to $26.5 million for the six-month period ended June 30, 2006. The increase in selling, general and administrative expenses resulted primarily from the acquisitions described above, and the operations of FireOne Group plc as a new, independent entity.

Amortization of intangibles pertaining to transaction processing increased by $3.6 million, from $2.5 million for the six-month period ended June 30, 2005 to $6.1 million for the six-month period ended June 30, 2006. The increase in amortization is due primarily to the intangible assets acquired through the acquisitions described above.

Stock-based compensation pertaining to selling, general and administrative expense is attributable to the accounting for the fair value of stock options that we have granted and restricted share units that have been awarded by FireOne Group plc. Stock-based compensation for the six-month period ended June 30, 2006 decreased by $3.8 million to $0.3 million compared to $4.1 million for the six-month period ended June 30, 2005. This decrease resulted primarily from our decision taken in the fourth quarter of 2005 to accelerate the vesting of all unvested stock options outstanding under our stock option plan and the concurrent decision of FireOne Group plc to accelerate the vesting of all unvested restricted share units outstanding under its restricted share unit plan. During the second quarter of 2006 FireOne Group plc issued approximately 1.3 million restricted share units which accounted for the stock-based compensation of $0.3 million. These restricted share units vest over the period of three years following their date of grant.

Research and development expenses increased by $0.3 million from $1.3 million for the six-month period ended June 30, 2005 to $1.6 million for the six-month period ended June 30, 2006. Research and development expenses pertain mainly to the Optimal Payments business segment, and are comprised primarily of personnel-related expenditures associated with the development of new solutions and the enhancement of existing offerings.

Amortization of property and equipment remained constant for the six-month periods ended June 30, 2005 and 2006, at approximately $0.7 million.

The provision for income taxes was $4.3 million for the six-month period ended June 30, 2006 compared to $6.3 million for the six-month period ended June 30, 2005. Excluding the effect of the sale of our interest in FireOne Group plc in 2005, the effective tax rate is lower in the six months ended June 30, 2006 compared to 2005. In 2006, a significant and growing portion of income is taxable in Ireland, which has a lower effective tax rate than Canada, as a result of the transfer of the assets related to the processing of online gaming transactions to FireOne Group in May 2005 (see “Significant Developments in our Business in 2005 and 2006”). For the comparable period in 2005, a significant portion of operations was taxable at Canadian rates. In addition, the 2005 tax provision included the effect of non-deductible stock-based compensation in the amount of $1.5 million compared to $0.1 million in 2006.

Our tax provision also includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains/losses do not affect earnings before income taxes. In 2006, our tax provision includes a future tax recovery of $1.1 million related to unrealized foreign exchange compared to a provision of $0.2 million for 2005.

We recorded a charge of $4.2 million for the non-controlling interest in the results of operations of FireOne Group in the six-month period ended June 30, 2006 compared to $0.2 million in 2005. The increase is due primarily to the establishment of FireOne Group plc on May 11, 2005.

Our earnings from continuing operations for the six-month period ended June 30, 2006 were $13.6 million (or $0.58 per share - basic and $0.52 per share - diluted), compared to net earnings from continuing operations of $32.1 million (or $1.42 per share - basic and $1.30 per share - diluted) for the six-month period ended June 30, 2005, which includes a gain on our sale of an interest in FireOne Group plc of approximately $30.6 million. After accounting for losses from discontinued operations, our net earnings for the six-month period ended June 30, 2006 were $8.1 million (or $0.34 per share - basic and $0.31 per share - diluted), compared to $20.8 million (or $0.92 per share - basic and $0.84 per share - diluted) for the six-month period ended June 30, 2005, which includes a gain on our sale of an interest in FireOne Group plc of approximately $30.6 million. The loss for discontinued operations includes a restructuring charge primarily related to the shut-down of the Santa Ana facility. The charge consists of a provision for severance, future lease costs and the write-down of inventory.

Adjusted earnings were $14.4 million (or $0.61 per share – basic and $0.56 per share – diluted) for the six-month period ended June 30, 2006 compared to $6.2 million (or $0.27 per share – basic and $0.25 per share – diluted) for the six-month period ended June 30, 2005. A reconciliation of this non-GAAP financial information is presented in the table below. We supplement our reporting of net earnings determined in accordance with Canadian and U.S. GAAP by reporting “adjusted earnings” as a measure of earnings. In establishing this supplemental measure of earnings, we exclude from net earnings foreign exchange gains and losses, discontinued operations (including restructuring costs), and stock-based compensation expense, as well as the gain on sale of interest in FireOne Group plc. We believe that adjusted earnings is useful to investors as a measure of our earnings because it is, for us, a primary measure of our growth and performance, and provides a more meaningful reflection of underlying trends of our business.

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

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars)
	Six months ended
	June 30,
	2006	2005

Net earnings	$8,080	$20,753

Add :
Loss from discontinued operations
(including restructuring costs of $2,383 and 2005 - $266)	5,501	11,331
Foreign exchange	482	539
Stock-based compensation	335	4,107
Gain on sale of interest in FireOne	-	(30,578)

Adjusted earnings	$14,398	$6,152

Results of Operations

Three-month period ended June 30, 2006 compared to the three-month period ended June 30, 2005

Revenues increased by $20.2 million from $32.0 million for the three-month period ended June 30, 2005 to $52.2 million for the three-month period ended June 30, 2006. The increase in revenues is due primarily to the following acquisitions which were completed during fiscal 2005 as well as the organic growth of both the Optimal Payments and the FireOne Group business segments:

•	On May 6, 2005, Optimal Payments acquired a portfolio of merchant processing from United Bank Card, Inc.; and
•	On October 6, 2005, Optimal Payments acquired a portfolio of U.S. merchant processing contracts and associated sales channel contracts from Moneris Solutions, Inc.

Transaction processing expenses increased by $10.6 million, from $14.0 million for the three-month period ended June 30, 2005 to $24.6 million for the three-month period ended June 30, 2006. This increase is due primarily to increased transaction processing activity as a result of the acquisitions described above as well as the organic growth of both the Optimal Payments and the FireOne Group business segments.

Selling, general and administrative expenses increased by $6.6 million, from $8.0 million for the three-month period ended June 30, 2005 to $14.6 million for the three-month period ended June 30, 2006. The increase in selling, general and administrative expenses resulted primarily from the acquisitions described above, and the operations of FireOne Group plc as a new, independent entity.

Amortization of intangibles pertaining to transaction processing increased by $1.3 million, from $1.8 million for the three-month period ended June 30, 2005 to $3.1 million for the three-month period ended June 30, 2006. The increase in amortization is due primarily to the intangible assets acquired through the acquisitions described above.

Stock-based compensation pertaining to selling, general and administrative expense is attributable to the accounting for the fair value of stock options and restricted share units granted. Stock-based compensation for the three-month period ended June 30, 2006 decreased by $2.2 million to $0.3 million compared to $2.5 million for the three-month period ended June 30, 2005. This decrease resulted primarily from our decision taken in the fourth quarter of 2005 to accelerate the vesting of all unvested stock options outstanding under our stock option plan and the concurrent decision of FireOne Group plc to accelerate the vesting of all unvested restricted share units outstanding under its restricted share unit plan. During the second quarter of 2006 FireOne Group plc issued approximately 1.3 million restricted share units which accounted for the stock-based compensation of $0.3 million. These restricted share units vest over the period of three years following their date of grant.

Research and development expenses increased by $0.1 million from $0.7 million for the three-month period ended June 30, 2005 to $0.8 million for the three-month period ended June 30, 2006. Research and development expenses pertain mainly to the Optimal Payments business segment, and are comprised primarily of personnel-related expenditures associated with the development of new solutions and the enhancement of existing offerings.

Amortization of property and equipment remained constant for the three-month periods ended June 30, 2005 and 2006, at approximately $0.3 million.

The provision for income taxes was $1.9 million for the three-month period ended June 30, 2006 compared to $4.8 million for the three-month period ended June 30, 2005. Excluding the effect of the sale of a portion of our interest in FireOne Group plc in 2005, the effective tax rate is lower in the three months ended June 30, 2006 compared to 2005. In 2006, a significant and growing portion of income is taxable in Ireland, which has a lower effective tax rate than Canada, as a result of the transfer of the assets related to the processing of online gaming transactions to FireOne Group in May 2005 (see “Significant Developments in our Business in 2005 and 2006”). For the comparable period in 2005, a significant portion of operations was taxable at Canadian rates. In addition, the 2005 tax provision included the effect of non-deductible stock-based compensation in the amount of $0.9 million compared to $0.1 million in 2006.

Our tax provision also includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains/losses do not affect earnings before income taxes. In 2006, our tax provision includes a future tax recovery of $1.2 million related to foreign exchange compared to a recovery of $0.1 million for 2005.

We recorded a charge of $2.0 million for the non-controlling interest in the results of operations of FireOne Group in the three-month period ended June 30, 2006. The corresponding charge in the three month period ended June 30, 2005 was $0.2 million. The increase is due primarily to the establishment of FireOne Group plc on May 11, 2005.

Our earnings from continuing operations for the three-month period ended June 30, 2006 were $6.5 million (or $0.28 per share - basic and $0.25 per share - diluted), compared to net earnings from continuing operations of $30.5 million (or $1.34 per share - basic and $1.22 per share - diluted) for the three-month period ended June 30, 2005, which includes a gain on our sale of an interest in FireOne Group plc of approximately $30.6 million. After accounting for losses from discontinued operations, our net earnings for the three-month period ended June 30, 2006 were $3.7 million (or $0.16 per share - basic and $0.14 per share - diluted), compared to $20.7 million (or $0.91 per share - basic and $0.83 per share - diluted) for the three-month period ended June 30, 2005, which includes a gain on our sale of an interest in FireOne Group plc of approximately $30.6 million. The loss for discontinued operations includes a restructuring charge primarily related to the shut-down of the Santa Ana facility. The charge consists of a provision for severance, future lease costs and the write-down of inventory.

Adjusted earnings were $7.3 million (or $0.31 per share – basic and $0.28 per share – diluted) for the three-month period ended June 30, 2006 compared to $2.8 million (or $0.12 per share – basic and $0.11 per share – diluted) for the three-month period ended June 30, 2005. A reconciliation of this non-GAAP financial information is presented in the table below. We supplement our reporting of net earnings determined in accordance with Canadian and U.S. GAAP by reporting “adjusted earnings” as a measure of earnings. In establishing this supplemental measure of earnings, we exclude from net earnings foreign exchange gains and losses, discontinued operations (including restructuring costs), and stock-based compensation expense. We believe that adjusted earnings is useful to investors as a measure of our earnings because it is, for us, a primary measure of our growth and performance, and provides a more meaningful reflection of underlying trends of our business.

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

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars)
	Three months ended
	June 30,
	2006	2005

Net earnings	$3,691	$20,722

Add :
Loss from discontinued operations
(including restructuring costs of $811; 2005 - $266)	2,831	9,822
Foreign exchange	407	323
Stock-based compensation	335	2,466
Gain on sale of interest in FireOne	-	(30,578)

Adjusted earnings	$7,264	$2,755

U.S. legislative initiatives that could affect the Internet gaming industry

The following discussion regarding pending U.S. legislative initiatives that could affect the Internet gaming industry is derived from news accounts and other publicly available sources of information.

The U.S. legislative and regulatory environment surrounding the role and status of financial transactions in connection with Internet gaming remains marked by uncertainty.  Congress has considered bills since at least 1996 intended to limit or prevent U.S. citizens' access to Internet gaming. Bills targeting the use of financial instruments in connection with Internet gaming have been introduced in each of the last four Congresses. The bills have engendered much controversy and met with limited success.  The House of Representatives passed bills on this subject twice, in 2002 and 2003, but in each case the bills failed to receive the approval of the Senate and, thus, failed to become law. The Senate itself had previously passed a bill on this subject in 2000, but that bill was not passed by the House of Representatives.

The present Congress is currently considering one primary bill, principally sponsored by Rep. James Leach (R-Iowa) and Rep. Bob Goodlatte (R-Virginia). The bill passed the House of Representatives in July 2006, and is currently before the Senate. The bill, as currently under consideration, would restrict the use of financial instruments or transactions connected with many forms of Internet gaming. U.S. Sen. Jon Kyl (R-Arizona) has expressed an intent to press for passage of the bill this year.

The likelihood that this or any similar bill will become law cannot be predicted with certainty. The adoption of the current bill as law likely would have a material adverse effect on our business, revenues, operating results and financial condition. Please see Item 1A. Risk Factors, “The legal status of Internet gaming is uncertain. Future regulation or enforcement proceedings may make it costly or impossible for us to continue processing transactions for gaming merchants, and reports of regulatory initiatives or enforcement proceedings that are unfavorable to us or to our customers or suppliers may adversely affect the trading price of our common shares."

Liquidity and Capital Resources

As at June 30, 2006, cash, cash equivalents, short-term investments and settlement assets totaled $226.7 million (including $26.7 million held as reserves), compared to $227.1 million as at December 31, 2005 (including $25.7 million held as reserves). Working capital, excluding cash and short-term investments held as reserves, as at June 30, 2006 was $77.7 million (December 31, 2005 — $62.3 million). As previously described, a significant portion of cash, cash equivalents, and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see "Overview – Optimal Payments and FireOne Group").

Settlement assets result from timing differences in the settlement process of our payment processing business segments. Settlement assets are typically funded to us within days from the transaction processing date.

As at June 30, 2006, our cash, short-term investments and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were $118.9 million (see "Financial Condition" above).

Operating activities generated $7.6 million of cash and cash equivalents in the three-month period ended June 30 2006, as compared to $11.3 million for the three-month period ended June 30, 2005. The decrease in cash generated in the current period is as a result of improved earnings from continuing operations offset by a net decrease in changes in operating assets.

Financing activities used $1.7 million of cash for the three-month period ended June 30, 2006 compared to a use of $0.1 million for the three-month period ended June 30, 2005. Financing activities in 2006 include the portion of the dividend paid by FireOne Group plc that we did not retain, in the aggregate amount of $2.1 million.

Investing activities generated $13.6 million of cash for the three-month period ended June 30, 2006 compared to $19.1 million of cash generated for the three-month period ended June 30, 2005. In 2006, we received proceeds of $14.4 million from the maturity of short-term investments compared to $23.8 million in 2005.

We believe that our cash, cash equivalents and short-term investments will be adequate to meet our needs for at least the next 12 months.

We have no financial obligations of significance, including any off-balance sheet arrangements, other than long-term lease commitments for our premises in the United States, United Kingdom, Ireland and Canada, and bank indebtedness of $8.9 million as at June 30, 2006. In addition, the Board of Directors of FireOne Group plc has declared a dividend payable on August 28, 2006. The portion of this dividend that we will not retain will be approximately $2.7 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures

As of June 30, 2006 (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes to the disclosure of legal proceedings contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A. Risk Factors

There were no material changes to the disclosure of risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:

The legal status of Internet gaming is uncertain. Future regulation or enforcement proceedings may make it costly or impossible for us to continue processing transactions for gaming merchants, and reports of regulatory initiatives or enforcement proceedings that are unfavorable to us or to our customers or suppliers may adversely affect the trading price of our common shares.

Due to the relatively recent development of Internet gaming, there are few, if any, laws or regulations that deal directly with payment processing for Internet gaming transactions.  The legal status of Internet gaming itself is uncertain. While some jurisdictions have taken the position that Internet gaming is legal and have adopted or are in the process of reviewing legislation to regulate Internet gaming, other jurisdictions have taken the opposite view and enacted legislation to attempt to restrict or prohibit Internet gaming. For example, in the United States there have been conflicting efforts to clarify the legal status of Internet gaming. The impact of those efforts cannot be predicted. To date, no legislation on the subject has successfully passed the U.S. Congress and become law. Should the United States government decide to enact legislation making the funding of Internet gaming activities by U.S. residents unlawful, it may have a significant negative impact on us. Further, any actual or threatened legislative development or regulatory proceeding, whether in the United States or elsewhere, that negatively affects a participant in the Internet gaming industry could have a negative impact on the volume of Internet gaming transactions requiring processing, or be perceived to be likely to do so, and thereby adversely affect the trading price of our common shares. From time to time reports about regulatory initiatives or enforcement proceedings that would be unfavorable to us, or to our customers or suppliers, have had a swift and negative impact on the trading price of our common shares, and our common shares may experience trading price volatility in the future due to such reports. In addition, since we derive a substantial portion of our revenue from processing transactions for Internet gaming, we may be exposed to adverse consequences as a result of future regulation, enforcement proceedings, governmental investigations or lawsuits initiated against us in jurisdictions where Internet gaming is or becomes restricted or prohibited. Any adverse findings, rulings or judgments rendered against us could involve substantial penalties, fines, injunctions or other sanctions being invoked against us and have a material adverse effect on our business, revenues, operating results and financial condition. Any future enforcement or legal proceedings threatened or commenced against us relating to Internet gaming, whether or not ultimately successful, could involve substantial litigation expense and the diversion of the attention of key executives. The outcome of any litigation cannot be predicted. Future regulation, lawsuits, investigations, enforcement actions or other actions by law enforcement or regulatory authorities, whether directed against us, our competitors, customers or suppliers, may also make it costly or unfeasible for us to continue processing transactions for gaming merchants.

Our payments systems might be used for illegal or improper purposes.

Despite our measures to detect and prevent identity theft, unauthorized used of credit cards, and similar misconduct, and to monitor and comply with laws and regulations restricting or prohibiting the business lines of our merchant customers, our payments systems remain susceptible to potentially illegal or improper uses. These uses may include illegal Internet gaming, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Illegal or improper use of our payments systems may lead to increased government regulation of us or other legal consequences which may have an adverse impact on our operations and profitability. Laws or regulations that restrict or prohibit the business activities of our merchant customers may prevent us from providing, or may make it impracticable for us to continue to provide, our payments systems to such merchants and their customers, which would adversely affect our revenues from our payments processing segment. In particular, the legal and regulatory environment surrounding the online sale and distribution of prescription medications into and within the United States is complex and evolving, and we continue to closely monitor the impact that developments in this area may have on our ability to continue to provide payment processing services for this sector. Legal and regulatory developments that have an adverse impact on these transactions may significantly reduce or eliminate the payment processing revenues that we generate from pharmacies offering sale of prescription medications online and their customers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the six-month period ending June 30, 2006. The following table is a summary of our purchases of common shares during the six-month period ended June 30, 2006.

Optimal Group Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 1, 2006 – January 31, 2006	Nil	N/A	Nil	1,048,200
February 1, 2006 – February 28, 2006	Nil	N/A	Nil	1,048,200
March 1, 2006– March 31, 2006	24,525	15.02	24,525	1,023,675
April 1, 2006 – April 30, 2006	Nil	N/A	Nil	1,023,675
May 1, 2006 – May 31, 2006	86,584	14.92	86,584	937,091
June 1, 2006 – June 30, 2006	Nil	N/A	Nil	937,091

Total	111,109(2)	14.94	111,109(2)	937,091

(1)

We made all purchases of our common shares under our stock purchase program publicly announced on November 7, 2005 under which we are authorized to purchase up to 1,100,000 shares, being approximately 4.7% of the 23,201,415 common shares outstanding as at November 7, 2005. We are authorized under our stock purchase program to purchase our common shares on the open market through the facilities of the Nasdaq National Market from time to time over the course of the 12-month period that commenced on November 21, 2005 and ends on November 20, 2006.

(2)

This represents shares purchased and cancelled in the six-month period ended June 30, 2006. In addition, 30,000 common shares were purchased at the end of December 2005 and were settled and cancelled in January 2006.

Item 3.	Defaults Upon Senior Securities

The registrant has nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual and special meeting of shareholders on May 25, 2006. The following resolutions were adopted:

Resolution	Votes For	Votes Against	Withheld	Spoiled	Non-Voted
Election of James S. Gertler as Director(1)	17,591,515	N/A	123,514	0	1
Election of Neil S. Wechsler as Director(1)	17,525,060	N/A	189,969	0	1
Election of Thomas D. Murphy as Director(1)	17,592,292	N/A	122,737	0	1
Appointment of KPMG LLP as Auditors	17,621,556	N/A	93,474	0	0

(1) James S. Gertler, Neil S. Wechsler and Thomas D. Murphy were elected to hold office until the close of the 2009 annual meeting of shareholders. The following directors did not stand for election and continue in office for the following respective periods:

Henry M. Karp, Jonathan J. Ginns and Sydney Sweibel each to hold office until the close of the 2007 annual meeting of shareholders, and Holden L. Ostrin, Tommy Boman and Stephen J. Shaper each to hold office until the close of the 2008 annual meeting of shareholders.

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

August 9, 2006	Optimal Group Inc.

By:	/s/	Neil S. Wechsler
Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Gary S. Wechsler

Gary S. Wechsler, Chief Financial Officer

(Principal Accounting Officer)