Form 10-Q
period 2006-11-09
OPTIMAL GROUP INC
filed 2006-11-09
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At November 6, 2006, the registrant had 23,795,182 common shares designated as Class “A” shares (without nominal or par value) outstanding.

OPTIMAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements of

(Unaudited)

OPTIMAL GROUP INC.

Nine-month periods ended September 30, 2006 and 2005

(expressed in U.S. dollars)

OPTIMAL GROUP INC.

Consolidated Financial Statements

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in U.S. dollars)

Financial Statements

OPTIMAL GROUP INC.
Consolidated Balance Sheets
(Unaudited)

September 30, 2006 and December 31, 2005
(expressed in thousands of U.S. dollars)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$138,545	$98,236
Cash held as reserves	21,015	22,722
Short-term investments	56,110	82,361
Short-term investments held as reserves	4,510	3,014
Settlement assets	16,894	20,727
Accounts receivable	6,951	4,681
Income taxes receivable and refundable investment tax credits	1,056	1,055
Prepaid expenses and deposits	1,568	1,006
Future income taxes	2,262	2,349
Current assets related to discontinued operations	1,534	10,944
	250,445	247,095
Long-term receivables (note 6)	3,204	3,528
Property and equipment	2,454	2,660
Goodwill and other intangible assets (note 7)	107,632	117,090
Other asset (note 4)	10,423	10,462
Long-term assets related to discontinued operations	–	3,848

	$374,158	$384,683
Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness (note 8)	$7,324	$8,390
Customer reserves and security deposits	98,831	112,422
Accounts payable and accrued liabilities	24,303	21,796
Income taxes payable	9,380	9,003
Future income taxes	382	836
Current liabilities related to discontinued operations	2,085	7,062
	142,305	159,509
Non-controlling interest	14,975	12,926
Future income taxes	2,044	8,958
Shareholders' equity:
Share capital (note 9)	200,465	195,149
Additional paid-in capital (note 10 (d))	23,161	25,884
Deficit	(7,308)	(16,259)
Cumulative translation adjustment	(1,484)	(1,484)
	214,834	203,290

Contingencies and other (note 11)
Subsequent event (note 18)

	$374,158	$384,683
See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Operations
(Unaudited)

Periods ended September 30, 2006 and 2005
(expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$53,297	$35,754	$157,961	$92,870

Expenses:
Transaction processing	26,353	15,184	76,406	41,390
Selling, general and administrative	15,014	9,203	41,533	23,811
Amortization of intangibles pertaining to transaction processing	3,090	2,338	9,155	4,845
Amortization of property and equipment	389	270	1,155	978
Stock-based compensation pertaining to selling, general and administrative (note 12)	671	3,211	1,006	7,318
Research and development	849	578	2,479	1,850
Operating leases	409	372	1,161	877
Impairment loss (note 3)	1,910	-	1,910	-

Earnings from continuing operations before undernoted items	4,612	4,598	23,156	11,801

Investment income	2,369	847	5,886	1,678
Gain on sale of interest in FireOne	-	(167)	-	30,411

Earnings from continuing operations before income tax provision and non-controlling interest	6,981	5,278	29,042	43,890

Income tax (recovery) provision (note 13)	(3,098)	1,424	1,225	7,721

Earnings from continuing operations before non-controlling interest	10,079	3,854	27,817	36,169

Non-controlling interest	1,361	1,508	5,518	1,738

Earnings from continuing operations (note 1)	8,718	2,346	22,299	34,431

Loss from discontinued operations (note 5 (b))	(2,489)	(1,879)	(7,990)	(13,211)

Loss on disposal of discontinued operations (note 5 (b))	(4,283)	-	(4,283)	-

Net earnings	$1,946	$467	$10,026	$21,220

Weighted average number of shares:
Basic	23,687,171	23,044,050	23,574,945	22,751,982
Plus impact of stock options and warrants	1,871,072	2,595,454	2,201,549	2,260,674

Diluted	25,558,243	25,639,504	25,776,494	25,012,656

Earnings (loss) per share:
Continuing operations:
Basic	$0.37	$0.10	$0.95	$1.51
Diluted	0.34	0.09	0.87	1.38
Discontinued operations:
Basic	(0.29)	(0.08)	(0.52)	(0.58)
Diluted	(0.26)	(0.07)	(0.48)	(0.53)
Net:
Basic	0.08	0.02	0.43	0.93
Diluted	0.08	0.02	0.39	0.85

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Deficit
(Unaudited)

Periods ended September 30, 2006 and 2005
(expressed in thousands of U.S. dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

(Deficit) retained earnings, beginning of period	$(9,254)	$4,170	$(16,259)	$(16,583)

Net earnings	1,946	467	10,026	21,220

Excess of purchase price over book value of shares (note 9 (b))	-	-	(1,075)	-

(Deficit) retained earnings, end of period	$(7,308)	$4,637	$(7,308)	$4,637

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

Periods ended September 30, 2006 and 2005
(expressed in thousands of U.S. dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Cash flows from (used in) operating activities:
Net earnings	$1,946	$467	$10,026	$21,220
Add: loss from discontinued operations	2,489	1,879	7,990	13,211
loss on disposal of discontinued operations	4,283	-	4,283	-
Net earnings from continuing operations	8,718	2,346	22,299	34,431

Adjustments for items not affecting cash:
Non-controlling interest	1,361	1,508	5,518	1,738
Gain on sale of interest in FireOne	-	167	-	(30,411)
Amortization	3,479	2,608	10,310	5,823
Future income taxes	(4,959)	307	(7,500)	1,566
Impairment loss	1,910	-	1,910	-
Stock-based compensation	671	3,211	1,006	7,318
Foreign exchange	145	74	(723)	567
Net change in operating assets and liabilities (note 15 (a))	2,436	22,038	(9,037)	25,334
	13,761	32,259	23,783	46,366

Cash flows from (used in) financing activities:
Proceeds on exercise of RSUs in FireOne Group Plc	3	-	24	-
FireOne Group Plc dividends paid to minority interest	(2,689)	-	(4,796)	-
Proceeds from issuance of Class "A" shares	31	1,741	4,078	6,702
Repurchase of Class "A" shares	-	-	(2,264)	-
(Decrease) increase in bank indebtedness	(1,657)	50	(719)	(2,195)
	(4,312)	1,791	(3,677)	4,507

Cash flows from (used in) investing activities:
Proceeds on sale of interest in FireOne	-	-	-	44,146
Purchase of property, equipment and intangible assets	(859)	(622)	(2,557)	(1,425)
(Acquisition of) proceeds from maturity of short-term investments	(7,997)	143	26,251	60,205
(Increase) decrease in note receivable	(265)	(61)	324	76
Decrease in cash held in escrow	-	816	-	3,536
Acquisition of MCA, including acquisition costs of $49	-	(1,020)	-	(3,709)
Payment of balance of sale of NPS	-	(1,500)	-	(3,000)
Acquisition of UBC, including acquisition costs of $277	-	-	-	(44,277)
Transaction costs	-	(1,491)	-	(5,918)
	(9,121)	(3,735)	24,018	49,634

Effect of exchange rate changes on cash and cash equivalents during the period	(25)	264	377	(404)

Cash flows of discontinued operations (revised - see note 17):
Operating cash flows	(802)	(2,240)	(3,998)	(5,823)
Financing cash flows	(42)	-	(107)	(470)
Investing cash flows	(5)	(81)	(87)	(790)
	(849)	(2,321)	(4,192)	(7,083)

Net (decrease) increase in cash and cash equivalents	(546)	28,258	40,309	93,020

Cash and cash equivalents, beginning of period	139,091	127,699	98,236	62,937

Cash and cash equivalents, end of period	$138,545	$155,957	$138,545	$155,957
Supplemental disclosure of cash flow information (note 15).
See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

1.	Interim financial information:

These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles (“GAAP”). The unaudited consolidated balance sheet as at September 30, 2006 and the unaudited consolidated statements of operations, deficit and cash flows for the periods ended September 30, 2006 and 2005 reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 3 to the annual audited consolidated financial statements for the year ended December 31, 2005. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual audited consolidated financial statements of Optimal Group Inc. (the “Company”) as at and for the year ended December 31, 2005.

Earnings from continuing operations include the results of gaming transaction processing affected by the enactment of United States Unlawful Internet Gambling Enforcement Act of 2006, including impairment provisions and exceptional provisions arising therefrom. (Refer to note 3).

The Company's revenues and expenses are subject to seasonal variations. The results of operations and cash flows for any quarter are not necessarily indicative of the results or cash flows for an entire year.

All amounts in the attached notes are unaudited unless specifically identified.

2.	Basis of presentation:

Discontinued operations:

At the end of the first quarter of 2006, the Company decided to divest the hardware maintenance and repair outsourcing services business segment. On March 31, 2006, the Company closed its repair and logistics facility in Santa Ana, California. The net assets of this segment were written down in the third and fourth quarter of 2005 to their estimated fair values less disposal costs. The results of operations and financial position of this segment have been segregated for the current and comparative periods as discontinued operations in the accompanying financial statements and related note disclosures. The Company disposed of these operations on September 30, 2006. The Company continues to operate in the payment processing services segment (refer to notes 5 (b) and 14).

3.	Enactment of United States Unlawful Internet Gambling Enforcement Act of 2006:

On September 30, 2006, the United States Congress passed the Unlawful Internet Gambling Enforcement Act of 2006 (the “Act”). The Act became law in the United States on October 13, 2006. The Act prohibits any person engaged in the business of betting or wagering from knowingly accepting any financial instrument in connection with unlawful Internet gambling. The Act does not define unlawful Internet gambling nor does it make unlawful any activities by financial institutions that are not themselves gambling businesses. The Act directs the United States Federal Reserve and the Department of the Treasury to develop regulations that would direct financial institutions to identify and block certain types of financial transactions connected with unlawful Internet gambling.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Enactment of United States Unlawful Internet Gambling Enforcement Act of 2006 (continued):

Upon the enactment of the Act, the Company ceased processing settlement transactions originating from United States consumers that may be viewed as related to online gambling, which represented approximately 83% and 84% of the Company's total gaming payment processing services segment revenue in the three and nine months ended September 30, 2006, respectively (refer to note 14). The Company may not be able to identify and engage in other opportunities that will offset the lost revenue. The enactment of the Act has had and will have a significant negative impact on the Company's results as follows:

(a)	Exceptional provision related to customer losses:

The Company records provisions for customer losses related to transactions that are disputed and cannot be recovered from merchants or consumers. As a result of the enactment of the Act, the Company recorded exceptional provisions for customer losses of $3,959 in the three and nine months ended September 30, 2006.

(b)	Impairment of intangible assets and goodwill:

As a result of the enactment of the Act and the resulting significant negative impact on the business, the Company performed its impairment testing for long-lived assets and goodwill at September 30, 2006.

The following impairment loss related to intangible assets was recorded in the three and nine months ended September 30, 2006:

Customer contracts and relationships	$1,910

The impairment loss represents the estimated amount by which the carrying amount of this asset exceeded its fair value. The fair value was determined using cash flow projections prepared by management.

The Company also tested the Payment Services - Gaming segment for goodwill impairment at September 30, 2006. As a result of the enactment of the Act, the segment's earnings forecast was revised. The fair value of the segment was estimated using the expected present value of future cash flows. Management determined there was no impairment in the goodwill related to this segment at September 30, 2006.

Estimated future cash flows were discounted using a rate reflecting the uncertainty inherent in the continuing operations and the time value of money. Cash flow projections were based on management’s estimates of expected cash flows from ongoing operations.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Enactment of United States Unlawful Internet Gambling Enforcement Act of 2006 (continued):
(c)	Restructuring:

The Company has embarked upon a restructuring of its operations and cost base and will record a restructuring charge for associated costs, such as employee termination benefits and costs of leased premises no longer utilized. In accordance with generally accepted accounting principles, it is expected that this charge will be reflected in the Company's fourth quarter results and is currently estimated to be between $2.0 and $2.5 million.

The Company will continue to offer its multi-currency credit and debit card and FirePlay electronic wallet processing to the online gambling industry originating from non-U.S. consumers and not prohibited by the Act.

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

At September 30, 2006 and December 31, 2005, the Company's interest in FireOne was 75.9% and 76.2%, respectively. The Company's diluted interest in FireOne was effectively diluted after the placing as a result of the vesting of restricted share units issued by FireOne in fiscal 2005. Non-controlling interest is recorded for the minority interest's share of the carrying value of net assets and the reported net earnings of FireOne.

Taxes paid or incurred as a result of the transfer of net assets to FireOne and its subsidiaries in 2005 have been recorded as an "Other asset" in the consolidated balance sheet, which will be recognized when the Company's interest in FireOne is transferred, by sale or otherwise, outside of the consolidated group.

5.	Business acquisitions and disposals:
(a)	Acquisitions:

In 2005, Optimal Payments Inc., ("OPI") a wholly-owned subsidiary of the Company, made the following acquisitions:

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Business acquisitions and disposals (continued):
(a)	Acquisitions (continued):
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

The acquisition of MCA was accounted for by using the purchase method and the acquisitions of UBC and Moneris were accounted for as acquisition of assets. The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

	MCA	UBC	Moneris	Total

Assets acquired:
Property and equipment	$145	$–	$–	$145
Inventory	23	–	–	23
Supplier contract	779	–	–	779
Customer relationships	–	43,777	11,086	54,863
Customer service agreement	–	500	–	500
ISO/ISA relationships	–	–	7,180	7,180
Goodwill	2,775	–	–	2,775

	$3,722	$44,277	$18,266	$66,265

(b)	Sale of hardware maintenance and repair services segment:

As indicated in note 2, the Company divested of its hardware maintenance and repair services segment. The results of operations for this business segment are included in discontinued operations on the consolidated statement of operations, and the remaining assets and liabilities of the segment are classified as discontinued in the consolidated balance sheets.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Business acquisitions and disposals (continued):
(b)	Sale of hardware maintenance and repair services segment (continued):

The results of operations of this business for the three and nine-month periods ended September 30, 2006 and 2005 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	$7,675	$9,032	$25,879	$31,598

Expenses:
Service costs	6,489	6,988	21,765	26,976
Selling, general and administrative	1,972	2,264	6,020	8,066
Restructuring	1,031	-	3,414	266
Amortization of property, equipment and intangibles	-	385	259	1,434
Stock-based compensation	-	368	-	995
Goodwill impairment	-	-	-	5,305
Operating leases	615	748	1,937	2,314
Foreign exchange	(33)	444	335	577
	10,074	11,197	33,730	45,933

Net interest expense (income)	90	(286)	(211)	(932)

Loss before income taxes	(2,489)	(1,879)	(7,640)	(13,403)

Loss on disposal of net assets from discontinued operations	-	-	-	(188)
Income tax (provision) recovery	-	-	(350)	380

Net loss from discontinued operations	$(2,489)	$(1,879)	$(7,990)	$(13,211)

The results of operations include management assumptions and adjustments related to cost allocations which are inherently subjective.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Business acquisitions and disposals (continued):
(b)	Sale of hardware maintenance and repair services segment (continued):

The following table summarizes the book value of the assets and liabilities at September 30, 2006 relating to the business sold by the Company:

September 30, 2006

Current assets:
Accounts receivable	$3,733
Inventory	2,074
Prepaid expenses and deposits	807
6,614

Long-term assets:
Long-term receivable	-
Property and equipment	2,546
Future tax asset	-
9,160

Current liabilities:
Accounts payable and accrued liabilities	4,014
Deferred revenues	395
Obligations under capital lease	268
4,677

Net assets relating to hardware maintenance and repair services segment	4,483

Proceeds from sale	200

Loss on sale of net assets of hardware maintenance and repair services segment before income taxes	4,283

Income taxes	-

Net loss on sale of net assets of hardware maintenance and repair services segment	$4,283

6.	Long-term receivables:

Included in long-term receivables is the net present value of an interest-free note received on the sale of the assets of a division of Terra Payments Inc. (“Terra”) in fiscal 2002. The repayment terms require monthly payments equal to 10% of the debtor’s sales.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

7.	Goodwill and other intangible assets:

			September 30,
			2006
	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$49,243	$–	$49,243
Customer contracts, relationships and service agreements	62,183	12,939	49,244
Acquired technology	4,520	2,260	2,260
ISO/ISA relations	7,180	1,025	6,155
Supplier contract	1,376	646	730

	$124,502	$16,870	$107,632

			December 31,
			2005
	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$49,243	$–	$49,243
Customer contracts, relationships and service agreements	64,395	7,398	56,997
Acquired technology	4,520	1,582	2,938
ISO/ISA relations	7,180	256	6,924
Supplier contract	1,376	388	988

	$126,714	$9,624	$117,090

The United States Unlawful Internet Gambling Enforcement Act of 2006 resulted in the recognition of an impairment loss for customer contracts and relationships of $1,910 (refer to note 3 (b)).

8.	Bank indebtedness:

The Company has credit facilities available in the amount of $11,720 (CA$13,100) which can be utilized in the form of loans, bankers' acceptances or letters of guarantee. At September 30, 2006, the Company utilized $7,324 (CA$8,186) of the facilities in borrowings and $1,879 (CA$2,100) through the issuance of letters of guarantee. The borrowings are due on demand and bear interest either at the bank's prime rate or the market rate for bankers' acceptances plus an acceptance fee of 0.75% per annum. The facilities are secured by a first ranking moveable hypothec on certain short-term investments.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Share capital:
(a)	Issued and outstanding share capital was as follows:

	September 30, 2006		December 31, 2005
	Number	Book value	Number	Book value

Class "A" shares	23,690,180	$200,465	23,277,126	$195,149

Changes in the issued and outstanding share capital were as follows:

		Book
	Number	Value

Balance, December 31, 2005	23,277,126	$195,149
Exercise of stock options	554,163	6,505
Cancellation of shares pursuant to stock buyback program	(141,109)	(1,189)

Balance, September 30, 2006	23,690,180	$200,465

The amounts credited to share capital from the exercise of stock options in the period ended September 30, 2006 include a cash consideration of $4,078, as well as an ascribed value from additional paid-in capital of $2,427.

(b)

On November 7, 2005, the Company announced a stock buyback program which authorizes the Company to purchase up to 1,100,000 or approximately 4.7% of its issued and outstanding Class "A" shares. The shares may be purchased through the facilities of the Nasdaq Stock Market over the course of 12 months commencing November 21, 2005. All shares purchased under the program will be cancelled. For the nine months ended September 30, 2006, 141,109 Class "A" shares were settled and cancelled for a total consideration of $2,264 and having a book value of $1,189. The excess of the purchase price over book value of the shares in the amount of $1,075 was charged to the deficit. Subsequent to the period ended September 30, 2006, the stock buyback program was renewed (refer to note 18).

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Stock options and warrants:
(a)	Optimal Group Inc.:

The Company has a stock option plan that provides for the granting of options to employees and directors for the purchase of the Company’s Class "A" shares to be issued from treasury. Options may be granted by the Board of Directors for terms of up to ten years. The Board of Directors establishes the exercise period, vesting terms and other conditions for each grant at the grant date. Options may be granted with exercise prices at the then current market price. Options currently outstanding under the plan expire five years after the date of grant and are fully vested as a result of the accelerated vesting of all outstanding options in the fourth quarter of 2005 (refer to note 12).

Details of the outstanding and exercisable stock options are as follows:

		Weighted
		average
		exercise price
	Number	per share

Options outstanding and exercisable, December 31, 2005	4,374,623	$7.10
Granted	–	–
Expired/cancelled	(2,285)	7.10
Exercised	(379,595)	7.13

Options outstanding and exercisable, September 30, 2006	3,992,743	$7.10

The remaining contractual life of the options at September 30, 2006 is approximately 2.6 years.

(b)	Terra Payments Inc. ("Terra"):

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Stock options and warrants (continued):
(b)	Terra Payments Inc. ("Terra") (continued):

Details of the outstanding and exercisable stock options under the Terra plan are as follows:

	U.S. dollar exercise price		Canadian dollar exercise price

			Weighted average
	Exercise price		exercise price
	Number	per share	Number	per share

Options outstanding and exercisable, December 31, 2005	217,451	$7.43	324,143	$8.56
Expired/cancelled	–	–	(799)	7.28
Exercised	(68,989)	7.43	(105,579)	9.35

Options outstanding and exercisable, September 30, 2006	148,462	$7.43	217,765	$8.18

The weighted average remaining contractual life of the options at September 30, 2006 is approximately 2.5 years.

As at December 31, 2005 and September 30, 2006, there were 28,499 and 22,200 warrants outstanding, respectively, with a weighted average exercise price of CA$0.01 and expiring on dates up to March 2008.

There are 939 Terra options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period ended September 30, 2006.

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

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Stock options and warrants (continued):
(c)	FireOne (continued):

In May 2005, FireOne made an initial award of 2,443,750 restricted share units to employees, officers and directors of FireOne and the Company. In November 2005, an additional 56,248 restricted share units were awarded to the non-executive directors of FireOne. As at December 31, 2005, all restricted share units are fully vested (refer to note 12). In May 2006, an aggregate of 1,299,000 restricted share units were awarded to directors, officers and employees of FireOne and the Company. These restricted share units had an estimated fair value of $8,049 on the grant date which is being amortized over the vesting period. The vesting period of these restricted share units is one third on the first anniversary of the award, an additional one third on the second anniversary of the award and the remaining one third on the third anniversary of the award. In addition, in May and August 2006, an aggregate of 73,116 and 126,788 restricted share units, respectively, having a fair value of $460 and $534, were awarded to restricted share unit holders as a dividend equivalent.

Changes in restricted share units were as follows:

		Weighted
		average
		fair value
	Number	per unit

Restricted share units outstanding and exercisable, December 31, 2005	1,793,667	$2.47
Granted	1,299,000	6.23
Exercised	(981,517)	2.64
Expired / cancelled	(7,723)	6.23
Dividend equivalent	199,904	4.97

Restricted share units outstanding and exercisable, September 30, 2006	2,303,331	$4.76

The remaining contractual life of the restricted share units at September 30, 2006 is approximately 6.2 years.

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

Nine-month periods ended September 30, 2006 and 2005

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

(d)	Changes in additional paid-in capital were as follows:

Balance, December 31, 2005	$25,884
Ascribed value credited to share capital from exercise of stock options
and warrants (note 9 (a))	(2,427)
Ascribed value credited to non-controlling interest from exercise of restricted share units	(2,296)
Stock-based compensation	1,006
Stock dividend of restricted share units issued by FireOne to non-controlling interest	994

Balance, September 30, 2006	$23,161

11.	Contingencies and other:
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

Nine-month periods ended September 30, 2006 and 2005

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

(f)

The Company’s gaming payment processing services segment derived a substantial portion of its revenue prior to October 13, 2006 from processing transactions from online gambling. Therefore, the Company may be exposed to adverse consequences as a result of enforcement proceedings, governmental investigations or lawsuits initiated against it in jurisdictions where online gambling is or becomes restricted or prohibited. In the event that the United States government initiates enforcement proceedings, or that any adverse findings, rulings or judgements are rendered in any such investigations or lawsuits directed at the Company or at its customers or suppliers, it may have a significant negative impact on the operations of the Company's business. While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible, based on existing knowledge, that changes in future conditions in the near term could require a material change in the recognized amounts of certain assets and liabilities. “Near term” is considered to be within one year from the date of the financial statements.

At the present time, the Company is not aware of any enforcement proceedings, governmental investigations or lawsuit initiated against it in relation to the processing of online gambling transactions.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

12.	Stock-based compensation:

Stock-based compensation expense in the consolidated statements of operations was comprised of:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Expense related to options granted in 2004	$–	$1,380	$–	$4,076
Expense related to FireOne restricted stock unit plan	671	1,621	1,006	2,505
Amortization of deferred compensation	–	210	–	737

	$671	$3,211	$1,006	$7,318

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

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Income taxes:

The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Earnings from continuing operations before income taxes	$6,981	$5,278	$29,042	$43,890

Combined Canadian federal and Quebec provincial income taxes at 32% (2005 - 31%)	$2,235	$1,637	$9,299	$13,615
Foreign exchange(1)	(515)	(2,169)	(1,660)	(2,013)
Change in valuation allowance	(3,530)	136	(3,015)	(10,704)
Stock-based compensation not deductible for tax	157	802	232	2,270
Permanent differences and other	(516)	1,018	439	1,807
Differences in tax rates	(968)	–	(4,109)	–
Amortization of other asset	39	–	39	2,746

Income tax provision (recovery) of continuing operations	$(3,098)	$1,424	$1,225	$7,721

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Income taxes (continued):

The provision for (recovery of) income taxes of continuing operations is composed of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Current income taxes	$1,861	$1,117	$8,725	$6,155
Future income taxes	(4,959)	307	(7,500)	1,566

	$(3,098)	$1,424	$1,225	$7,721

14.	Segmented information:

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

On October 13, 2006, the Company ceased processing settlement transactions originating from the United States’ consumers that may be viewed as related to online gambling, which represented approximately 83% and 84% of the Company’s total gaming payment processing services segment revenue for the three and nine months ended September 30, 2006, respectively (refer to note 3).

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Segmented information (continued):
(a)	Information on the operating segments is as follows:

	Payment services		Eliminations/
	Gaming	Non-gaming	Unallocated	Consolidated

Three months ended September 30, 2006:

Revenues	$26,204	$29,290	$(2,197)	$53,297

Transaction processing	10,317	17,029	(993)	26,353
Selling, general and administrative	8,668	7,620	(1,274)	15,014
Research and development	135	714	–	849
Operating leases	88	321	–	409
	6,996	3,606	70	10,672

Stock-based compensation	427	244	–	671
Impairment loss	1,910	–	–	1,910
Amortization	268	3,208	3	3,479
	4,391	154	67	4,612

Investment income	1,343	1,026	–	2,369

Earnings from continuing operations before income taxes and non-controlling interest	5,734	1,180	67	6,981

Income tax provision (recovery)	922	(4,020)	–	(3,098)

Earnings from continuing operations before undernoted	4,812	5,200	67	10,079

Non-controlling interest	1,361	–	–	1,361

Earnings from continuing operations (note 1)	3,451	5,200	67	8,718

Loss from discontinued operations (including restructuring of $1,031)	–	–	(2,489)	(2,489)
Loss on disposal of discontinued operations	–	–	(4,283)	(4,283)

Net earnings (loss)	$3,451	$5,200	$(6,705)	$1,946

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Segmented information (continued):
(a)	(Continued):

	Payment services		Eliminations/
	Gaming	Non-gaming	Unallocated	Consolidated

Three months ended September 30, 2005:

Revenues	$19,968	$17,768	$(1,982)	$35,754

Transaction processing	8,001	8,103	(920)	15,184
Selling, general and administrative	3,330	6,935	(1,062)	9,203
Research and development	83	495	–	578
Operating leases	73	299	–	372
	8,481	1,936	–	10,417

Stock-based compensation	929	2,282	–	3,211
Amortization	235	2,373	–	2,608
	7,317	(2,719)	–	4,598

Investment income	51	796	–	847

Earnings (loss) from continuing operations before income taxes and non-controlling interest	7,368	(1,923)	–	5,445

Income tax provision (recovery)	2,696	(1,272)	–	1,424

Earnings (loss) from continuing operations before undernoted	4,672	(651)	–	4,021

Sale of interest in FireOne	–	–	167	167
Non-controlling interest	1,508	–	–	1,508

Earnings (loss) from continuing operations	3,164	(651)	(167)	2,346

Loss from discontinued operations	–	–	(1,879)	(1,879)

Net earnings (loss)	$3,164	$(651)	$(2,046)	$467

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Segmented information (continued):
(a)	(Continued):

	Payment services		Eliminations/
	Gaming	Non-gaming	Unallocated	Consolidated

Nine months ended September 30, 2006:

Revenues	$76,193	$88,409	$(6,641)	$157,961

Transaction processing	27,359	52,073	(3,026)	76,406
Selling, general and administrative	20,826	24,535	(3,828)	41,533
Research and development	426	2,053	–	2,479
Operating leases	223	938	–	1,161
	27,359	8,810	213	36,382

Stock-based compensation	641	365	–	1,006
Impairment loss	1,910	–	–	1,910
Amortization	801	9,501	8	10,310
	24,007	(1,056)	205	23,156

Investment income	3,464	2,422	–	5,886

Earnings from continuing operations before income taxes and non-controlling interest	27,471	1,366	205	29,042

Income tax provision (recovery)	4,963	(3,896)	158	1,225

Earnings from continuing operations before undernoted	22,508	5,262	47	27,817

Non-controlling interest	5,518	–	–	5,518

Earnings from continuing operations (note 1)	16,990	5,262	47	22,299

Loss from discontinued operations (including restructuring of $3,414)	–	–	(7,990)	(7,990)
Loss on disposal of discontinued operations	–	–	(4,283)	(4,283)

Net earnings (loss)	$16,990	$5,262	$(12,226)	$10,026

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Segmented information (continued):
(a)	(Continued):

	Payment services		Eliminations/
	Gaming	Non-gaming	Unallocated	Consolidated

Nine months ended September 30, 2005:

Revenues	$52,442	$44,607	$(4,179)	$92,870

Transaction processing	21,502	22,441	(2,553)	41,390
Selling, general and administrative	8,029	17,408	(1,626)	23,811
Research and development	993	857	–	1,850
Operating leases	241	636	–	877
	21,677	3,265	–	24,942

Stock-based compensation	1,595	5,723	–	7,318
Amortization	719	5,104	–	5,823
	19,363	(7,562)	–	11,801

Investment income	159	1,519	–	1,678

Earnings (loss) from continuing operations before income taxes and non-controlling interest	19,522	(6,043)	–	13,479

Income tax provision (recovery)	7,193	528	–	7,721

Earnings (loss) from continuing operations before undernoted	12,329	(6,571)	–	5,758

Gain on sale of interest inFireOne	–	–	30,411	30,411
Non-controlling interest	1,738	–	–	1,738

Earnings (loss) from continuing operations	10,591	(6,571)	30,411	34,431

Loss from discontinued operations (including restructuring of $266)	–	–	(13,211)	(13,211)

Net earnings (loss)	$10,591	$(6,571)	$17,200	$21,220

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Segmented information (continued):
(a)	(Continued):

	Payment services		Eliminations/
	Gaming	Non-gaming	Unallocated	Consolidated

September 30, 2006:

Total assets	$165,523	$159,675	$48,960	$374,158

Total additions to property and equipment and other intangibles for the nine months ended September 30, 2006	$162	$2,390	$5	$2,557

December 31, 2005:

Total assets	$112,828	$197,915	$73,940	$384,683

Total additions to goodwill for the year
ended December 31, 2005	$–	$2,775	$–	$2,775

Total additions to property and equipment
and other intangibles for the year ended
December 31, 2005:
- through business acquisitions	$–	$63,519	$–	$63,519
- other	615	1,435	–	2,050

Included in total assets under the unallocated column are $1,534 (2005 - $14,792) for assets of discontinued operations.

(b)	Geographic information is as follows:

					Property and equipment,
	Revenues				goodwill and intangibles
	Three months ended		Nine months ended
	September 30,		September 30,		September 30,	December 31,
	2006	2005	2006	2005	2006	2005

United States	$27,803	$16,027	$84,036	$41,980	$65,653	$71,769
Central America	17,944	14,073	53,564	35,196	–	–
Canada	2,335	2,617	6,837	6,510	44,085	47,699
Europe	3,628	1,183	8,806	3,518	348	282
Other	1,587	1,854	4,718	5,666	–	–

	$53,297	$35,754	$157,961	$92,870	$110,086	$119,750

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Segmented information (continued):
(b)	Geographic information is as follows (continued):

Revenues are attributed to countries based on the location of the customers. The “Other” caption includes countries in Africa and Asia, as well as Australia.

15.	Supplemental disclosure of cash flow information:
(a)	Net change in operating assets and liabilities:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Cash and short-term investments held as reserves	$1,145	$(1,312)	$211	$(1,871)
Settlement assets	(4,060)	2,666	3,834	131
Accounts receivable	934	(892)	(2,071)	(2,563)
Income taxes receivable and refundable investment tax credits receivable	397	(618)	(1)	(412)
Prepaid expenses and deposits	(136)	(442)	(562)	(1,046)
Accounts payable and accrued liabilities	2,580	8,935	2,507	7,533
Income taxes payable	1,726	1,476	636	7,189
Customer reserves and security deposits	(150)	12,225	(13,591)	16,373

Net change in operating assets and liabilities	$2,436	$22,038	$(9,037)	$25,334

(b)	Cash paid for interest and income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Cash paid during the period for:
Interest	$5	$72	$14	$87
Income taxes	2,264	31	5,954	291

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Supplemental disclosure of cash flow information (continued):

(c)	Non-cash transactions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

FireOne transaction costs included in accounts payable and accrued liabilities	$99	$558	$99	$558
Tax charge in connection with transfer of payments processing business related to online gaming to FireOne	–	13,732	–	13,732

(d)	Cash and cash equivalents:

	September 30,	December 31,
	2006	2005

Cash and cash equivalents consist of:
Cash balances with banks	$64,291	$55,636
Short-term investment, bearing interest at 4.9% to 5.42% (2005 - 3.8% to 4.26%)	74,254	42,600

	$138,545	$98,236

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

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

The consolidated financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles ("GAAP"), which conform, in all material respects, with accounting principles generally accepted in the United States, except as described below:

(a)	Consolidated Balance Sheets:

Differences between Canadian and U.S. GAAP in the presentation of share capital, additional paid-in capital and retained earnings are as follows:

(i)	Share capital:

	September 30,	December 31,
	2006	2005

Share capital in accordance with Canadian GAAP	$200,465	$195,149
Stock-based compensation costs on options exercised(1):
Cumulative effect of prior years	39,868	39,868
Change in reporting currency (2)	2,588	2,588

Share capital in accordance with U.S. GAAP	$242,921	$237,605

(ii)	Additional paid-in capital:

	September 30,	December 31,
	2006	2005

Additional paid-in capital in accordance with Canadian GAAP	$23,161	$25,884
Stock-based compensation costs (1):
Cumulative effect of prior years	68,757	68,757
Stock-based compensation costs on options exercised (1):
Cumulative effect of prior years	(39,868)	(39,868)
Change in reporting currency (2)	968	968

Additional paid-in capital in accordance with U.S. GAAP	$53,018	$55,741

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

16.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Balance Sheets (continued):
(iii)	Deficit:

	September 30,	December 31,
	2006	2005

Deficit in accordance with Canadian GAAP	$(7,308)	$(16,259)
Stock-based compensation costs(1):
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation to non-employees (1)	(834)	(834)
Change in reporting currency (2)	(1,189)	(1,189)

Deficit in accordance with U.S. GAAP	$(78,088)	$(87,039)

(1)	Stock-based compensation:

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

A description of the Company's stock option plans and FireOne's restricted share unit plan is presented in note 9.

Additional disclosures required under SFAS 123R are as follows:

		Terra	FireOne
	Stock	options	restricted
	option	and	share
	plan	warrants	unit plan

Aggregate intrinsic value:
Options exercised during the period	$3,945	$1,557	$5,626
Options outstanding and exercisable	18,606	1,878	7,555

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

16.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Balance Sheets (continued):
(iii)	Deficit (continued):

(1)	Stock-based compensation (continued):

The aggregate intrinsic value for outstanding and exercisable options at September 30, 2006 represented the pre-tax intrinsic value based on the Company and FireOne’s closing stock prices at September 30, 2006, which would have been received by option and restricted stock share unit holders had they exercised their securities at that date.

FireOne granted 1,299,000 restricted share units in the three-month period ended June 30, 2006. At September 30, 2006, the unrecognized compensation cost related to these non-vested restricted share units was $7,043. As explained in note 12, all other stock options and restricted share units were fully vested.

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

Accumulated other comprehensive income (loss), which resulted solely from the translation of the financial statements up to June 30, 2000, the date the Company adopted the United States dollar as its measurement currency, in accordance with the current rate method, is $(3,018) as at September 30, 2006 and December 31, 2005.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2006 and 2005

(expressed in thousands of U.S. dollars, except share and per-share amounts)

16.	Canadian/U.S. reporting differences (continued):
(c)	Supplementary information:

Under U.S. GAAP, separate disclosure is required for the following statement of operations item. There is no similar requirement under Canadian GAAP.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Advertising expense	$42	$65	$161	$107

17.	Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current year's presentation. In addition, in 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributed to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

18.	Subsequent event - Renewal of stock buyback program:

On November 6, 2006, the Board of Directors approved a stock buyback program authorizing the Company to purchase 1.1 million of its Class "A" shares. The Company may purchase the Class "A" shares on the open market through the facilities of the Nasdaq Stock Market over the course of twelve months commencing November 21, 2006 and ending November 20, 2007. All shares purchased under the stock buyback program will be cancelled.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company describes our business, our vision and strategy, seasonality and trends within our business environment, the critical accounting policies of our company that will help you understand our interim consolidated financial statements, and the principal factors affecting our results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements for the year ended December 31, 2005, and the factors set forth below under “Cautionary Statements Regarding Forward-Looking Statements”. All dollar amounts are expressed in United States dollars (unless otherwise stated) and, other than those expressed in millions of dollars, have been rounded to the nearest thousand. We prepare our interim consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in Canada, with a reconciliation to U.S. GAAP, as disclosed in note 16 of the notes to our interim consolidated financial statements. Any reference in this report to uniform resource locator (URL) website locations are inactive textual references only and the contents of such websites do not form a part of this Form 10-Q.

Cautionary Statements Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, but are not limited to, statements about our current expectations with respect to our future growth strategies, opportunities and prospects, competitive position and industry environment. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, or those of the markets we serve, to differ materially from those expressed in, or implied by, these forward-looking statements, including:

•	existing and future governmental regulations;

•	general economic and business conditions in the markets we serve;

•	consumer confidence in the security of financial information transmitted via the Internet;

•	levels of consumer and merchant fraud, disputes between consumers and merchants and merchant insolvency;

•	our ability to safeguard against breaches of privacy and security when processing electronic transactions;

•	the imposition of and our compliance with rules and practice procedures implemented by credit card and check clearing associations;

•	our ability to adapt to changes in technology, including technology relating to electronic payments systems;

•	our ability to protect our intellectual property;

•	our relationships with our suppliers and the banking associations that we rely upon to process our electronic transactions;

•	disruptions in the function of our electronic payments systems and technological defects; and

•	the factors described under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended below in Part II at Item 1A.

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

Overview and Recent Developments

We are a payments company with operations throughout North America, the United Kingdom and Ireland. We operate in two segments. Through Optimal Payments (a segment comprised of Optimal Payments Inc. and its subsidiaries), we process credit card payments for small and medium-sized Internet businesses, mail-order/telephone-order merchants and retail point-of-sale merchants, and process electronic checks and direct debits online and by telephone. Through FireOne Group (a segment comprised of FireOne Group plc (London/AIM: FPA.L) and its subsidiaries), we process online gaming transactions through the use of credit and debit cards, electronic debit and through FirePay (www.firepay.com), a leading stored-value, electronic wallet. FireOne Group offers FirePay for non-gaming purchases as well.

On October 13, 2006, the United States Unlawful Internet Gambling Enforcement Act of 2006 was enacted. Upon the passage of the Act, our FireOne Group business segment ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming. Although FireOne Group continues to process online gaming transactions originating from non-U.S. consumers, the cessation of this portion of FireOne Group’s business will have a material adverse effect on our revenues and our results of operations for at least the short-term. See “Outlook - Impact of the United States Unlawful Internet Gambling Enforcement Act of 2006”.

On September 30, 2006, we sold substantially all of the assets and the business of our hardware maintenance and repair outsourcing services business segment, operated by Optimal Services Group Inc., which resulted in a loss of $4.3 million that is more fully discussed in note 5 (b) to our interim consolidated financial statements. The net loss of Optimal Services Group Inc. for the three and nine months ended September 30, 2006 were $2.5 and $8.0 million, respectively, and is being treated as “discontinued operations” on the interim consolidated statement of operations.

On October 6, 2005, we acquired a portfolio of U.S. merchant processing contracts and associated sales channel contracts from Moneris Solutions, Inc. for a cash consideration of $18.3 million.

On May 11, 2005 our assets relating to the processing of online gaming transactions were transferred to FireOne Group. On June 2, 2005, FireOne Group plc, our Irish-based subsidiary, commenced trading on the London Stock Exchange’s AIM Market under the ticker symbol “FPA” following the successful public placement by us of 10 million FireOne Group plc ordinary shares, representing 20% of FireOne Group plc’s issued and outstanding share capital. As at September 30, 2006 our interest in FireOne Group plc was approximately 75.9%, reflecting the dilution resulting from the vesting of restricted share units that had been issued by FireOne Group plc.

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

FireOne Group processes online gaming transactions originating from non-U.S. consumers and not prohibited by the United States Unlawful Internet Gambling Enforcement Act of 2006, through the use of credit and debit cards, electronic debit and through FirePay, a leading stored-value, electronic wallet. FireOne Group offers FirePay for non-gaming purchases as well. FireOne Group began operations on May 11, 2005. Prior to that date, Optimal Payments Inc. and its subsidiaries carried out our activities relating to online gaming payment transaction processing.

Our payments businesses, Optimal Payments and FireOne Group, generate revenues primarily from fees charged to merchants for processing services, as well as, in the case of FireOne Group, from fees charged to consumers who utilize FireOne Group’s FirePay wallet. Fees charged to merchants typically include a discount rate, based upon a percentage of the dollar amounts processed, and a variety of fixed transaction fees. Merchant fees charged are based upon the merchant’s transaction volume and risk profile. Higher discount rates are charged for card-not-present transactions than for card-present transactions in order to compensate for the higher cost of underwriting and managing the increased risk of fraud associated with these transactions. Other fees are derived from a variety of fixed transaction fees, including set-up fees, fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous items, such as handling chargebacks. Fees charged to FireOne Group’s FirePay consumers are based on a fixed amount per transaction. Revenue is recognized primarily at the time the transaction is performed. Where we are the primary party responsible for providing processing services, revenue is recorded on a gross basis and amounts paid to the acquiring processing supplier are recorded as part of our transaction processing expenses. FireOne Group’s revenues are recorded on a gross basis. Where Optimal Payments is not the primary party in providing a merchant with processing services, Optimal Payments records revenue net of amounts paid to the acquiring processing supplier.

Disputes between a customer and a merchant periodically arise as a result of, among other things, consumer dissatisfaction with merchandise quality or merchant services. Such disputes may not always be resolved in the merchant’s favor. If a dispute is not resolved in the merchant’s favor, the transaction is charged back to us and the purchase price is refunded to the merchant’s customer. If we are unable to collect the disputed amount from the merchant, we bear the credit risk for the full amount of the transaction. As a result, our acquiring processing suppliers require us to maintain certain amounts with them as reserves. Amounts withheld from us by our acquiring processing suppliers as reserves are included as current assets on our balance sheet under “held as reserves”. We retain a percentage of amounts owed to certain merchants based on processing dollar volume, typically for a six-month period, to absorb potential losses arising as a result of, among other things, disputes between consumers and merchants or credit card or check clearing association fines related to disputes. The aggregate amount withheld from our merchants is recorded under the line item “Customer reserves and security deposits” on the balance sheet contained in our interim consolidated financial statements.

Seasonality

The payment processing segments (gaming and non-gaming) experience some seasonality. Less time is spent online during certain periods that straddle spring and summer months, which results in relatively lower processing volume.

Critical Accounting Policies and Estimates

The accompanying interim consolidated financial statements have been prepared in accordance with Canadian GAAP. In the preparation of our financial statements we are required to make numerous estimates and assumptions. Financial results as determined by actual events could differ from those estimates and assumptions, and therefore affect our reported results of operations and financial position. Our significant accounting policies are more fully described in note 3 of our annual audited consolidated financial statements included in our Form 10-K Annual Report for the year ended December 31, 2005. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations. They also reflect significant management judgment in making estimates about the effect of matters that are inherently uncertain. While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible, based on existing knowledge, that changes in future conditions in the near term could require a material reduction in the recognized amounts of certain assets. “Near term” is considered to be within one year from the date of financial statements.

Stock-based Compensation

We use the fair value-based method to account for stock-based compensation and other stock-based payments, such as stock options and restricted share units. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting period. The fair value of stock options granted is determined at the date of grant using generally accepted valuation methods such as the Black-Scholes option pricing model. We must make certain assumptions in determining the fair value of stock options, including the volatility of the trading price of our common shares, the future dividend yield on our common shares, and the term over which stock options will remain outstanding.

Provision for Customer Losses

When a consumer pays a merchant for goods or services using a credit card and the consumer disputes the charge, the amount of the disputed item is charged back to us and the credit card association may levy a fee against us. In addition, if our chargeback rate becomes excessive, credit card associations can also require us to pay fines. In turn, we attempt to recover from the merchant the disputed amount and the amount of such fines. However, we may not always be successful in doing so for reasons which could include merchant insolvency. In addition, we record a provision for losses pertaining to the guaranteed FirePay wallet offering. We evaluate the risk associated with merchants and FirePay consumers and estimate our loss based primarily on historical experience and other relevant factors, such as the enactment of the Unlawful Internet Gambling Enforcement Act of 2006.

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

Discontinued Operations

At the end of the first quarter of 2006, we decided to divest the hardware maintenance and repair outsourcing services business segment. The net assets of these operations were written down in the third and fourth quarters of 2005 to their estimated fair values less disposal costs and the results of operations and financial position of this segment have been segregated for the current and comparative periods as discontinued operations. On September 30, 2006, we divested this business segment. The loss resulting from this divestiture is presented as “disposal of discontinued operations” on the interim consolidated statements of operations.

Recent Accounting Pronouncements

In 2006, we adopted the new recommendations of the Canadian Institute of Chartered Accountants ("CICA") relating to non-monetary transactions, which require non-monetary transactions to be measured at fair value, subject to certain exceptions. The revised standards were effective for non-monetary transactions initiated in fiscal periods beginning on or after January 1, 2006. The CICA has also issued standards relating to Financial Instruments, Hedges, Comprehensive Income and Equity that we will adopt on January 1, 2007. In addition, the Financial Accounting Standards Board ("FASB") recently issued FAS 123R, Share Based Payments, and FAS 154 Accounting Changes and Accounting Corrections. We adopted FAS 123R on January 1, 2006 for U.S. GAAP purposes. Refer to note 16 of the interim consolidated financial statements.

The adoption of the new standards did not have a material effect on our interim consolidated financial statements as at September 30, 2006. In addition, we do not expect the adoption of the standards (effective January 1, 2007) to have a material effect on our consolidated financial statements.

Financial Condition

As at September 30, 2006, cash, cash equivalents, short-term investments and settlement assets totaled $237.1 million (including $25.5 million held as reserves), compared to $227.1 million as at December 31, 2005 (including $25.7 million held as reserves). The increase in cash, short-term investments and settlement assets is primarily due to cash generated from operations and proceeds from the issuance of common shares, partially offset by the portion of the FireOne Group plc dividends paid to minority shareholders in the quarters ended June 30, 2006 and September 30, 2006, the repurchase of our common shares, and the net change in operating assets and liabilities. As described above, a significant portion of cash, cash equivalents, and short-term investments have a corresponding liability as these cash amounts are derived from reserves and security deposits which are due to merchants (see "Optimal Payments and FireOne Group"). Settlement assets result from timing differences in the settlement process of our payment processing business segments. Settlement assets are typically funded to us within days from the transaction processing date. As at September 30, 2006, our cash, short-term investments and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were as follows:

	September 30,	December 31,
(U.S. dollars, in thousands)	2006	2005

Cash and cash equivalents	$138,545	$98,236
Cash held as reserves	21,015	22,722
Short-term investments	56,110	82,361
Short-term investments held as reserves	4,510	3,014
Settlement assets	16,894	20,727
	237,074	227,060

Less:
Bank indebtedness	(7,324)	(8,390)
Customer reserves and security deposits	(98,831)	(112,422)
Net	$130,919	$106,248

Our portfolio of liquid and investment grade short-term investments consists of U.S. and Canadian dollar denominated discounted and undiscounted notes and bonds.

Working capital, excluding cash and short-term investments held as reserves, as at September 30, 2006 was $82.6 million, as compared to $61.9 million at December 31, 2005.

Accounts receivable as at September 30, 2006 were $7.0 million compared to $4.7 million at December 31, 2005. The increase of $2.3 million resulted primarily from the timing of the collection of certain transaction processing revenues, as well as an increase in the amount recognized pertaining to the recovery of defaulted consumer transactions in our FireOne Group business segment.

Goodwill and other intangible assets decreased by $9.5 million, from $117.1 million as at December 31, 2005 to $107.6 million as at September 30, 2006. This decrease resulted from the recognition of impairment losses of $1.9 million due to the enactment of the United States Unlawful Internet Gambling Enforcement Act of 2006 as well as amortization expense recorded on intangible assets for the period of approximately $9.2 million, offset by the acquisition of certain customer relationships in the Optimal Payments business segment. Significantly greater impairment losses were recorded in the third quarter results of FireOne Group plc, related to the value of its intangibles and goodwill that we had not previously recognized.

Customer reserves and security deposits as at September 30, 2006 were $98.8 million compared to $112.4 million as at December 31, 2005. The decrease of $13.6 million resulted primarily from the timing of payments to merchants at period-end. Customer reserves and security deposits were $16.3 million for the Optimal Payments business segment and $82.5 million for the FireOne Group business segment.

Shareholders’ equity as at September 30, 2006 was $214.8 million as compared to $203.3 million as at December 31, 2005. The increase is attributable primarily to the results of operations and the issuance of share capital resulting from the exercise of stock options.

Results of Operations

The following comments must be read in the context of the discussion appearing elsewhere in this Form 10-Q regarding the enactment of the United States Unlawful Internet Gambling Enforcement Act of 2006. As indicated, we expect our consolidated revenues and net earnings to decrease substantially in the fourth quarter of 2006 and fiscal 2007 as a result of the Act’s impact on our FireOne Group business segment. Online gaming transactions originating from U.S. customers accounted for 83% and 84% of FireOne Group’s revenues for the three and nine-month periods ended September 30, 2006. In addition, the FireOne Group business segment represented approximately 95% of our pre-tax consolidated earnings before discontinued operations for the nine-month period ended September 30, 2006. We recorded and will record a number of provisions and impairment losses as a result of the enactment of the Act. See “Overview and Recent Developments”.

Nine-month period ended September 30, 2006 compared to the nine-month period ended September 30, 2005

Revenues increased by $65.1 million from $92.9 million for the nine-month period ended September 30, 2005 to $158.0 million for the nine-month period ended September 30, 2006. The increase in revenues is due primarily to the organic growth of both the Optimal Payments and the FireOne Group business segments as well as the following acquisitions, which were completed during fiscal 2005:

•	On May 6, 2005, Optimal Payments acquired a portfolio of U.S. merchant processing from United Bank Card, Inc.; and
•	On October 6, 2005, Optimal Payments acquired a portfolio of U.S. merchant processing contracts and associated sales channel contracts from Moneris Solutions, Inc.

Transaction processing expenses increased by $35.0 million, from $41.4 million for the nine-month period ended September 30, 2005 to $76.4 million for the nine-month period ended September 30, 2006. This increase is due primarily to increased transaction processing activity resulting from the organic growth of both the Optimal Payments and the FireOne Group business segments and the acquisitions described above.

Selling, general and administrative expenses increased by $17.7 million, from $23.8 million for the nine-month period ended September 30, 2005 to $41.5 million for the nine-month period ended September 30, 2006. The increase in selling, general and administrative expenses resulted from the acquisitions described above, and the organic growth in both the Optimal Payments and FireOne Group business segments.

Amortization of intangibles pertaining to transaction processing increased by $4.4 million, from $4.8 million for the nine-month period ended September 30, 2005 to $9.2 million for the nine-month period ended September 30, 2006. The increase in amortization is due primarily to the intangible assets acquired through the acquisitions described above.

The enactment of the United States Unlawful Internet Gambling Enforcement Act of 2006 has reduced the expected cash flows from customer relationships related to the FireOne Group business segment, and resulted in our recognition of impairment losses of $1.9 million.

Stock-based compensation pertaining to selling, general and administrative expense is attributable to the accounting for the fair value of stock options that we have granted and restricted share units that have been awarded by FireOne Group plc. Stock-based compensation for the nine-month period ended September 30, 2006 decreased by $6.3 million to $1.0 million compared to $7.3 million for the nine-month period ended September 30, 2005. This decrease resulted primarily from our decision taken in the fourth quarter of 2005 to accelerate the vesting of all unvested stock options outstanding under our stock option plan and the concurrent decision of FireOne Group plc to accelerate the vesting of all unvested restricted share units outstanding under its restricted share unit plan. During the second quarter of 2006 FireOne Group plc issued approximately 1.3 million restricted share units which accounted for the stock-based compensation of $1.0 million. These restricted share units vest over a period of three years following their date of grant.

Research and development expenses increased by $0.6 million from $1.9 million for the nine-month period ended September 30, 2005 to $2.5 million for the nine-month period ended September 30, 2006. Research and development expenses pertain mainly to the Optimal Payments business segment, and are comprised primarily of personnel-related expenditures associated with the development of new solutions and the enhancement of existing offerings.

Amortization of property and equipment remained constant for the nine-month periods ended September 30, 2005 and 2006.

The provision for income taxes was $1.2 million for the nine-month period ended September 30, 2006 compared to $7.7 million for the nine-month period ended September 30, 2005. Excluding the effect of the sale of our interest in FireOne Group plc in 2005, the effective tax rate is lower in the nine months ended September 30, 2006 compared to 2005. In 2006, a significant portion of income is taxable in Ireland, which has a lower effective tax rate than Canada, as a result of the transfer of the assets related to the processing of online gaming transactions to FireOne Group in May 2005 (see “Overview and Recent Developments”). For the comparable period in 2005, a significant portion of operations was taxable at Canadian rates. We recorded a change of $3.0 million in the valuation allowance in the nine-month period ended September 30, 2006, primarily due to the recognition of previously unrecognized tax assets in the Optimal Payments business segment. We determined that the criteria for recognition of these assets was met at September 30, 2006. The change in the valuation allowance of $10.7 million recorded in 2005 consisted primarily of the recognition of previously unrecognized tax assets in connection with the sale of our FireOne Group interest. In addition, the 2005 tax provision included the effect of non-deductible stock-based compensation in the amount of $2.3 million compared to $0.2 million in 2006. The reduction is due to the decrease in stock-based compensation in 2006 compared to 2005.

Our tax provision also includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains/losses do not affect earnings before income taxes. In 2006, our tax provision includes a future tax recovery of $1.7 million related to unrealized foreign exchange compared to a recovery of $2.0 million for 2005.

We recorded a charge of $5.5 million for the non-controlling interest in the results of operations of FireOne Group in the nine-month period ended September 30, 2006 compared to $1.7 million in 2005. The increase is due primarily to the establishment of FireOne Group plc on May 11, 2005.

Our earnings from continuing operations for the nine-month period ended September 30, 2006 were $22.3 million (or $0.95 per share - basic and $0.87 per share - diluted), compared to net earnings from continuing operations of $34.4 million (or $1.51 per share - basic and $1.38 per share - diluted) for the nine-month period ended September 30, 2005, which includes a gain on our sale of an interest in FireOne Group plc of approximately $30.4 million. After accounting for losses from discontinued operations, as well as the loss on disposal of discontinued operations, our net earnings for the nine-month period ended September 30, 2006 were $10.0 million (or $0.43 per share - basic and $0.39 per share - diluted), compared to $21.2 million (or $0.93 per share - basic and $0.85 per share - diluted) for the nine-month period ended September 30, 2005, which includes a gain on our sale of an interest in FireOne Group plc of approximately $30.4 million. The loss from discontinued operations includes restructuring charges primarily relating to the shut-down of the facilities, provision for severance, future lease costs and the write-down of inventory.

Adjusted earnings were $25.7 million (or $1.09 per share – basic and $1.00 per share – diluted) for the nine-month period ended September 30, 2006 compared to $11.9 million (or $0.52 per share – basic and $0.48 per share – diluted) for the nine-month period ended September 30, 2005. A reconciliation of this non-GAAP financial information is presented in the table below. We supplement our reporting of net earnings determined in accordance with Canadian and U.S. GAAP by reporting “adjusted earnings” as a measure of earnings. In establishing this supplemental measure of earnings, we exclude from net earnings foreign exchange gains and losses, impairment losses, discontinued operations (including restructuring costs), and stock-based compensation expense, as well as the gain on sale of interest in FireOne Group plc. We believe that adjusted earnings is useful to investors as a measure of our earnings because it is, for us, a primary measure of our growth and performance, and provides a more meaningful reflection of underlying trends of our business.

Adjusted earnings include the results of gaming transaction processing affected by the enactment of the United States Unlawful Internet Gambling Enforcement Act of 2006.

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

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars)
	Nine months ended
	September 30,
	2006	2005

Net earnings	$10,026	$21,220

Add :
Foreign exchange	493	577
Stock-based compensation	1,006	7,318
Impairment loss	1,910	-
Gain on sale of interest in FireOne	-	(30,411)
Loss from discontinued operations
(including restructuring costs of $3,414 and 2005 - $266)	7,990	13,211
Loss on disposal of discontinued operations	4,283	-

Adjusted earnings	$25,708	$11,915

Results of Operations

Three-month period ended September 30, 2006 compared to the three-month period ended September 30, 2005

Revenues increased by $17.5 million from $35.8 million for the three-month period ended September 30, 2005 to $53.3 million for the three-month period ended September 30, 2006. The increase in revenues is due primarily to the organic growth of both the Optimal Payments and the FireOne Group business segments as well as the following acquisition, which was completed during fiscal 2005:

•	On October 6, 2005, Optimal Payments acquired a portfolio of U.S. merchant processing contracts and associated sales channel contracts from Moneris Solutions, Inc.

Transaction processing expenses increased by $11.2 million, from $15.2 million for the three-month period ended September 30, 2005 to $26.4 million for the three-month period ended September 30, 2006. This increase is due primarily to increased transaction processing activity resulting from the organic growth of both the Optimal Payments and the FireOne Group business segments and the acquisition described above.

Selling, general and administrative expenses increased by $5.8 million, from $9.2 million for the three-month period ended September 30, 2005 to $15.0 million for the three-month period ended September 30, 2006. The increase in selling, general and administrative expenses resulted from the acquisition described above, and the organic growth in both the Optimal Payments and FireOne Group business segments.

Amortization of intangibles pertaining to transaction processing increased by $0.8 million, from $2.3 million for the three-month period ended September 30, 2005 to $3.1 million for the three-month period ended September 30, 2006. The increase in amortization is due primarily to the intangible assets acquired through the acquisition described above.

The enactment of the United States Unlawful Internet Gambling Enforcement Act of 2006 has reduced the expected cash flows from customer relationships related to the FireOne Group business segment, and resulted in our recognition of impairment losses of $1.9 million.

Stock-based compensation pertaining to selling, general and administrative expense is attributable to the accounting for the fair value of stock options and restricted share units granted. Stock-based compensation for the three-month period ended September 30, 2006 decreased by $2.5 million to $0.7 million compared to $3.2 million for the three-month period ended September 30, 2005. This decrease resulted primarily from our decision taken in the fourth quarter of 2005 to accelerate the vesting of all unvested stock options outstanding under our stock option plan and the concurrent decision of FireOne Group plc to accelerate the vesting of all unvested restricted share units outstanding under its restricted share unit plan. During the second quarter of 2006 FireOne Group plc issued approximately 1.3 million restricted share units which accounted for the stock-based compensation of $0.7 million. These restricted share units vest over the period of three years following their date of grant.

Research and development expenses increased by $0.2 million, from $0.6 million for the three-month period ended September 30, 2005 to $0.8 million for the three-month period ended September 30, 2006. Research and development expenses pertain mainly to the Optimal Payments business segment, and are comprised primarily of personnel-related expenditures associated with the development of new solutions and the enhancement of existing offerings.

Amortization of property and equipment remained constant for the three-month periods ended September 30, 2005 and 2006.

The provision for income taxes consists of a recovery of $3.0 million for the three-month period ended September 30, 2006 compared to a charge of $1.4 million for the three-month period ended September 30, 2005. The effective tax rate is lower in the three months ended September 30, 2006 compared to 2005. In 2006, a significant portion of income is taxable in Ireland, which has a lower effective tax rate than Canada, as a result of the transfer of the assets related to the processing of online gaming transactions to FireOne Group in May 2005 (see “Overview and Recent Developments”). For the comparable period in 2005, a significant portion of operations was taxable at Canadian rates. We recorded a change of $3.5 million in the valuation allowance in the three-month period ended September 30, 2006, primarily due to the recognition of previously unrecognized tax assets in the Optimal Payments business segment. We determined that the criteria for recognition of these assets was met at September 30, 2006. In addition, the 2005 tax provision included the effect of non-deductible stock-based compensation in the amount of $0.8 million compared to $0.2 million in 2006. The reduction is due to the decrease in stock-based compensation in 2006 compared to 2005.

Our tax provision also includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains/losses do not affect earnings before income taxes. In 2006, our tax provision includes a future tax recovery of $0.5 million related to foreign exchange compared to a recovery of $2.2 million for 2005.

We recorded non-controlling interest of $1.4 million for the three-month period ended September 30, 2006 compared to $1.5 million for the three-month period ended September 30, 2005.

Our earnings from continuing operations for the three-month period ended September 30, 2006 were $8.7 million (or $0.37 per share - basic and $0.34 per share - diluted), compared to net earnings from continuing operations of $2.3 million (or $0.10 per share - basic and $0.09 per share - diluted) for the three-month period ended September 30, 2005. After accounting for losses from discontinued operations, as well as the loss on disposal of discontinued operations, our net earnings for the three-month period ended September 30, 2006 were $1.9 million (or $0.08 per share - basic and diluted), compared to $0.4 million (or $0.02 per basic and diluted share) for the three-month period ended September 30, 2005. Loss from discontinued operations includes a restructuring charge related to the disposal of the hardware maintenance and repair outsourcing services business segment.

Adjusted earnings were $11.3 million (or $0.48 per share – basic and $0.44 per share – diluted) for the three-month period ended September 30, 2006 compared to $6.2 million (or $0.27 per share – basic and $0.24 per share – diluted) for the three-month period ended September 30, 2005. A reconciliation of this non-GAAP financial information is presented in the table below. We supplement our reporting of net earnings determined in accordance with Canadian and U.S. GAAP by reporting “adjusted earnings” as a measure of earnings. In establishing this supplemental measure of earnings, we exclude from net earnings foreign exchange gains and losses, impairment losses, discontinued operations (including restructuring costs), and stock-based compensation expense. We believe that adjusted earnings is useful to investors as a measure of our earnings because it is, for us, a primary measure of our growth and performance, and provides a more meaningful reflection of underlying trends of our business.

Adjusted earnings include the results of gaming transaction processing affected by the enactment of the United States Unlawful Internet Gambling Enforcement Act of 2006.

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

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars)
	Three months ended
	September 30,
	2006	2005

Net earnings	$1,946	$467

Add :
Foreign exchange	11	444
Stock-based compensation	671	3,211
Impairment loss	1,910	-
Loss on sale of interest in FireOne	-	167
Loss from discontinued operations
(including restructuring costs of $1,031; 2005 - Nil)	2,489	1,879
Loss on disposal of discontinued operations	4,283	-

Adjusted earnings	$11,310	$6,168

Liquidity and Capital Resources

As at September 30, 2006, cash, cash equivalents, short-term investments and settlement assets totaled $237.1 million (including $25.5 million held as reserves), compared to $227.1 million as at December 31, 2005 (including $25.7 million held as reserves). Working capital, excluding cash and short-term investments held as reserves, as at September 30, 2006 was $82.6 million (December 31, 2005 — $61.9 million). As previously described, a significant portion of cash, cash equivalents, and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see "Optimal Payments and FireOne Group").

Settlement assets result from timing differences in the settlement process of our payment processing business segments. Settlement assets are typically funded to us within days from the transaction processing date.

As at September 30, 2006, our cash, short-term investments and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were $130.9 million (see "Financial Condition" above).

Operating activities generated $23.8 million of cash and cash equivalents in the nine-month period ended September 30 2006, as compared to $46.4 million for the nine-month period ended September 30, 2005. The decrease in cash generated in the current period is as a result of decreased earnings from continuing operations and changes in operating assets.

Financing activities used $3.7 million of cash for the nine-month period ended September 30, 2006 compared to generating of $4.5 million for the nine-month period ended September 30, 2005. Financing activities in 2006 include the portion of the dividends paid by FireOne Group plc that we did not retain, in the aggregate amount of $4.8 million; the repurchase of Class “A” shares, which used $2.3 million; a reduction of cash received from the issuance of Class “A” shares, in the amount of $2.6 million; and a reduction in the amount paid to reduce bank indebtedness.

Investing activities generated $24.0 million of cash for the nine-month period ended September 30, 2006 compared to $49.6 million of cash generated for the nine-month period ended September 30, 2005. In 2006, the amount generated represents primarily proceeds from the maturity of short-term investments. In 2005 we received $44.1 million from the proceeds of the sale of an interest in FireOne Group plc.

We believe that our cash, cash equivalents and short-term investments will be adequate to meet our needs for at least the next 12 months.

We have no financial obligations of significance, including any off-balance sheet arrangements, other than long-term lease commitments for our premises in the United States, United Kingdom, Ireland and Canada, and bank indebtedness of $7.3 million as at September 30, 2006.

Outlook - Impact of the United States Unlawful Internet Gambling Enforcement Act of 2006

On October 13, 2006, the United States Unlawful Internet Gambling Enforcement Act of 2006 was enacted. The Act prohibits any person engaged in the business of betting or wagering from knowingly accepting payments related to unlawful bets or wagers transmitted over the Internet. The Act instructs the U.S. Treasury Department and Federal Reserve to impose new obligations upon financial institutions and other payment processors to establish procedures designed to block Internet gambling-related financial transactions. It also expressly requires Internet bets and wagers to comply with the law of the jurisdiction where the wagers are initiated and received. Upon the passage of the Act, our FireOne Group business segment ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming. Although FireOne Group continues to process online gaming transactions originating from non-U.S. consumers, the cessation of this portion of FireOne Group’s business will have a material adverse effect on our revenues and our results of operations for at least the short-term. FireOne group’s total revenues in the third quarter accounted for approximately 49% of our consolidated revenues of $53.3 million and we expect that our consolidated revenues and net earnings will decrease substantially in the fourth quarter of 2006 and fiscal 2007 as a result of the Act’s impact on our FireOne Group business segment. Online gaming transactions originating from U.S. consumers accounted for 83% and 84% of FireOne Group’s revenues for the three and nine-month periods ended September 30, 2006. In addition, we have embarked upon a restructuring of our operations and cost base and as a result we expect to record a restructuring charge in the fourth quarter for associated costs, such as employee termination benefits and cost of leased premises no longer utilized, in the range of $2.0 to $2.5 million. We intend to actively pursue opportunities to replace the revenues that were lost due to FireOne Group’s cessation of processing transactions originating from U.S. consumers. However, we may not be able to identify and engage in other opportunities that will offset the loss of these revenues.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures

As of September 30, 2006 (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors

There were no material changes to the disclosure of risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:

Due to recently enacted legislation in the United States, we have ceased processing settlements for online gaming transactions originating from United States customers and, as a result, our revenues will decrease significantly and our business and results of operations will be materially adversely affected during at least the short-term. We may not be able to replace the revenues lost from the cessation of this business.

On October 13, 2006, the United States Unlawful Internet Gambling Enforcement Act of 2006 was enacted. The Act prohibits any person engaged in the business of betting or wagering from knowingly accepting payments related to unlawful bets or wagers transmitted over the Internet. The Act also instructs the U.S. Treasury Department and Federal Reserve to impose new obligations upon financial institutions and other payment processors to establish procedures designed to block Internet gambling-related financial transactions. It also expressly requires Internet bets and wagers to comply with the law of the jurisdiction where the wagers are initiated and received. Upon passage of the Act, our FireOne Group business segment ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming. Although FireOne Group continues to process online gaming transactions originating from non-U.S. consumers, the cessation of this portion of FireOne Group’s business will have a material adverse effect on our revenues and our results of operations for at least the short-term. Online gaming transactions originating from U.S. consumers accounted for 83% and 84% of FireOne Group’s revenues for the three and nine-month periods ended September 30, 2006. FireOne Group’s total revenues in the third quarter accounted for approximately 49% of our consolidated revenues of $53.3 million, and we expect that our consolidated revenues and net earnings will decrease substantially in the fourth quarter of 2006 and fiscal 2007 as a result of the Act’s impact on our FireOne Group business segment. We intend to actively pursue opportunities to replace the revenues that were lost due to FireOne Group’s cessation of processing transactions originating from U.S. consumers. However, we may not be able to identify and engage in other opportunities that will offset the loss of these revenues.

The legal status of Internet gaming is uncertain in some of the jurisdictions in which we continue to provide settlement processing services for online gaming activities. Future regulation or enforcement proceedings may make it costly or impossible for us to continue processing transactions for gaming merchants in those jurisdictions and may subject us to substantial penalties. Reports of regulatory initiatives or enforcement proceedings that are unfavorable to us or to our customers or suppliers may adversely affect the trading price of our common shares.

In many jurisdictions there are few, if any, laws or regulations that deal directly with payment processing for Internet gaming transactions.  The legal status of Internet gaming itself is uncertain in many of the jurisdictions in which we operate. While some jurisdictions have taken the position that Internet gaming is legal and have adopted or are in the process of reviewing legislation to regulate Internet gaming, other jurisdictions have taken the opposite view and enacted legislation to attempt to restrict or prohibit Internet gaming. For example, the recently enacted United States Unlawful Internet Gambling Enforcement Act of 2006 prohibits any person engaged in the business of betting or wagering from knowingly accepting payments related to unlawful bets or wagers transmitted over the Internet, which resulted in our FireOne Group business segment ceasing to process settlement transactions origi nating from United States customers that may be viewed as related to online gaming. We expect that our exit from this business in the United States will have a substantial negative effect on our consolidated revenues in the fourth quarter of 2006 and fiscal 2007. If other governments also decide to enact legislation restricting or prohibiting Internet gaming activities in their jurisdictions, we may also have to cease processing settlement transactions in those jurisdictions. In addition, we may be exposed to adverse consequences as a result of future enforcement proceedings, governmental investigations or lawsuits initiated against us in jurisdictions where Internet gaming is or becomes restricted or prohibited, including the United States in the aftermath of the Unlawful Internet Gambling Enforcement Act of 2006. Any adverse findings, rulings or judgments rendered against us could involve substantial penalties, fines, injunctions or other sanctions being invoked against us and have a material adverse effect on our business, revenues, operating results and financial condition. Any future enforcement or legal proceedings threatened or commenced against us relating to Internet gaming, whether or not ultimately successful, could involve substantial litigation expense and the diversion of the attention of key executives. The outcome of any litigation cannot be predicted. Future regulation, lawsuits, investigations, enforcement actions or other actions by law enforcement or regulatory authorities, whether directed against us, our competitors, customers or suppliers, may also make it costly or unfeasible for us to continue processing transactions for gaming merchants in the jurisdictions in which we continue such processing activities. Further, any actual or threatened legislative development or regulatory proceedings in those jurisdictions that negatively affects a participant in the Internet gaming industry could further adversely affect the trading price of our common shares. From time to time, reports about regulatory initiatives, or enforcement proceedings that are or would be unfavorable to us, or to our customers or suppliers, have had a swift and negative impact on the trading price of our common shares, and our common shares may again experience trading price volatility in the future due to such reports.

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

We did not repurchase any of our common shares during the three-month period ended September 30, 2006.

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

November 9, 2006	Optimal Group Inc.

By:	/s/	Neil S. Wechsler
Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Gary S. Wechsler

Gary S. Wechsler, Chief Financial Officer

(Principal Accounting Officer)