Form 10-K
OPTIMAL GROUP INC
filed 2007-03-15
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2006 (computed by reference to the last reported sale price of the Class “A” shares on the Nasdaq Stock Market on such date): $311,490,748. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.

Number of Class “A” shares outstanding at February 28, 2007: 23,853,168

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Each of Optimal, Optimal Group, Optimal Payments, FireOne and FireOne Group, and associated logos, are trademarks or registered trademarks of our company or an affiliate of our company.  Visa, MasterCard, U-Scan and all other trademarks appearing in this annual report are the property of their respective owners.

In this Form 10-K, except where otherwise indicated, references to “dollars” or “$” are to United States dollars, references to “Cdn$” are to Canadian dollars, references to our “common shares” are to our Class “A” shares and all references to “our consolidated financial statements” are to our audited consolidated financial statements, which are included in “Item 8. Financial Statements and Supplementary Data.”

Our consolidated financial statements are prepared on the basis of generally accepted accounting principles (“GAAP”) in Canada, which is different in some regards from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP in regard to our consolidated financial statements, see note 25 of the notes to our consolidated financial statements.

Cautionary Statements Regarding Forward-Looking Statements

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

•

the other risks, uncertainties, trends and other factors discussed under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Item 1A. Risk Factors” and “Item 1. Business” and elsewhere in this annual report.

There may be additional risks and uncertainties and other factors that we do not currently view as material or that are not necessarily known. The forward looking statements made in this annual report are only made as of the date of this annual report.

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

Company Overview

Optimal Group Inc. is a leading payments company with operations primarily in North America and the United Kingdom. During 2006, we operated in three segments: through Optimal Payments (a segment comprised of Optimal Payments Inc. and its subsidiaries), we processed credit card payments for small and medium-sized Internet businesses, mail-order/telephone-order merchants and retail point-of-sale merchants (“SME”), and processed electronic checks and direct debits online and by telephone; through FireOne Group (a segment comprised of our then majority-owned subsidiary FireOne Group plc and its subsidiaries), we processed online gaming transactions through the use of credit and debit cards, electronic debit and electronic wallet; and through Optimal Services Group Inc. we carried on our hardware maintenance and repair business. As a result of our decision in the first quarter of 2006 to divest the hardware maintenance and repair business, this segment has been presented as discontinued operations on our consolidated financial statements (see note 6 (b) of the notes to our consolidated financial statements). On October 13, 2006 FireOne Group ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming, and as a result we will operate and report our payment processing business as a combined segment commencing in January 2007.

In 2006 and 2005, we completed a number of acquisitions and dispositions in pursuit of our strategy to reposition our business activities and enhance our financial results. These transactions were designed to realign our company into a leading payments company with a more balanced and stable business mix. We plan to continue to grow our core payments business on a strategic basis. We are also actively seeking out strategic and transactional opportunities.

Some of the significant developments which occurred in 2006 and 2007 to date were as follows (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments in Our Business in 2006”).

On December 15, 2006, in order to repatriate and realign certain assets, we announced our intention to make an offer for all of the issued and outstanding shares in the capital of FireOne Group plc held by non-controlling shareholders, which represented approximately 24% of FireOne Group plc’s share capital. We completed this offer on February 23, 2007.

On October 13, 2006, the United States Unlawful Internet Gambling Enforcement Act of 2006 was enacted. Upon the passage of the Act, FireOne Group immediately ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming. These transactions represented approximately 81% of FireOne Group's total payment processing services revenue for the year ended December 31, 2006. The cessation of this portion of FireOne Group’s business has had, for the third and fourth quarters 2006, and will continue to have for at least the short-term, a material adverse effect on our revenues and results of operations.

On September 30, 2006, we sold substantially all of the assets and the business of our hardware maintenance and repair services business segment, operated by Optimal Services Group Inc.

Our Corporate Organization

Our company was formed in 1984 and is incorporated under the federal laws of Canada. We entered the payment business segments through the acquisition of Terra Payments Inc. in April 2004. Our principal office is located at 3500 de Maisonneuve Blvd. West, Suite 1700, Montreal, Quebec, H3Z 3C1, and our telephone number is (514) 738-8885.

Our Industry Segments

During 2006, we operated in three segments, Optimal Payments, FireOne Group and Optimal Services Group (which is presented as “discontinued operations,” see note 6 (b) of the notes to our consolidated financial statements).

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

FireOne Group, which through October 13, 2006 comprised our online gaming payment processing business segment, continues to process transactions originating from non-U.S. consumers not prohibited by the United States Unlawful Internet Gambling Enforcement Act of 2006. FireOne Group processes online gaming transactions through the use of credit and debit cards, electronic debit and an electronic wallet.

On December 15, 2006, in order to repatriate and realign certain assets, we announced our intention to make an offer for all of the issued and outstanding shares in the capital of FireOne Group plc held by non-controlling shareholders, which represented approximately 24% of FireOne Group plc’s share capital. We completed this offer on February 23, 2007.

We will operate and report our payment processing business as a combined segment, commencing in January 2007.

Our Payment Processing Business

Our Services

Our payment processing business provides technology and services that businesses require to accept credit card, electronic check and direct debit payments. We process credit and debit card payments for card-not-present and card-present transactions, including Internet businesses, mail-order/telephone-order merchants and retail point-of-sale merchants.

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

Our electronic wallet/stored value consumer product offering is an electronic account for consumers that can be securely funded and can be spent at Internet sites of merchants who have subscribed to our service. This solution allows consumers to pay for products and services on the Internet without having to divulge sensitive bank account information to merchants. Consumers receive transaction confirmations by e-mail and can access their accounts any time they are connected to the Internet. We are currently considering additional consumer uses our electronic wallet.

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

Our Competitive Strengths

The principal competitive strengths of our payment processing business are:

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

•

We maintain a proprietary transaction processing platform that we can tailor to meet the needs of our customers. We have developed our own proprietary transaction processing technology, which has given us the flexibility to tailor our offerings to the needs of our merchants and internal users. Our network operations center is mission critical, fully redundant and benefits from automated 24/7 network monitoring. Our transaction processing engine includes an Internet merchant account, payment gateway, real-time authorization, risk management and fraud protection, as well as back-end reporting tools that help merchants manage their operations. Our electronic payment services can be integrated into a merchant’s existing business systems. We have invested significantly in our technology and we believe that the barriers to entry are high, particularly in the card-not-present processing industry.

•

We provide dedicated customer service. Our internal account management staff is focused on meeting the needs of our merchant customers. Our larger card-not present customers are assigned an account manager, with a view to ensuring that merchants’ expectations are met or exceeded. For card-not-present merchants, we understand the importance of 24/7 uptime, therefore our account managers ensure their availability and timely responses to any merchant inquiries.

•

We offer merchants comprehensive payment processing solutions. We are able to provide merchants with both card-present and card-not-present processing options, risk management expertise, multi-currency and multiple payment methods, specifically pertaining to card-not-present transactions, a proprietary processing technology platform, specifically pertaining to our card-not-present transactions, and a focus on customer care.

As we offer both card-present and card-not-present payment processing solutions, we offer merchants the simplicity of having one supplier for both of these offerings, reducing their administrative burden of having multiple payment processing suppliers and helping to allow merchants to focus on their core business.

•

Our electronic wallet is proprietary and proven. Our electronic wallet was developed in-house and has been widely adopted by consumers. Consumers benefit from the flexibility provided our electronic wallet, as they are able to easily transfer funds to and from merchants. Merchants benefit from the risk management expertise inherent in the offering. For merchants requiring a higher threshold of financial risk mitigation, we offer the electronic wallet on a guaranteed basis, under which the merchant does not absorb the costs of non-recovery, such as for fraudulent transactions or other forms of consumer default, as they essentially outsource their risk management function to us.

Our Business Strategy

To continue to grow our payment processing business, our strategy is to provide merchants with the ability to process a variety of electronic transactions, including both card-present and card-not-present credit and debit transactions, as well as electronic wallet transactions. Although we will offer a wide variety of electronic transaction solutions, we will focus our efforts and strategy on marketing and selling card-not-present transactions. Our experience in processing card-not-present transactions, specifically our technology and risk management expertise, positions us as a leader in these types of transactions.

Key elements of our business strategy include:

•	continuing to strive to enhance our risk management capabilities and solutions for our merchant customers and for the consumer users of our electronic wallet;

•	expanding our merchant customer base;

•	expanding the currency options available in our solutions;

•	expanding the consumer uses for our electronic wallet; and

•	expanding the geographical availability of our solutions into new territories.

With our existing infrastructure and supplier relationships, we believe that we can accommodate expected industry growth. We believe that our available capacity and infrastructure will allow us to take advantage of operational efficiencies as we grow our processing volume.

Our Customers

Our customers include merchants, as well as consumers who utilize our electronic wallet offering. We provide services to over 32,000 small to medium-sized merchants.

Suppliers

Our key suppliers are our transaction processing suppliers, primarily financial institutions. These financial institutions are members of the Visa and MasterCard credit card associations and check clearing associations, such as the National Automated Clearing House Association. These relationships provide us with the ability to connect to the various payment networks. We have multiple relationships, enabling us to process various types of transactions in various geographic regions.

Sales and Marketing

Our sales efforts are initiated through direct sales, independent sales agents and strategic partnerships. We employ an in-house sales force whose focus is to sell our full range of services directly to merchants. As part of our sales and marketing strategy, we have entered into numerous agreements with independent sales agents. These agents refer merchants to us in return for a commission based on processing volume. In addition, we utilize a distribution mechanism that relies on various strategic partnerships, alliances and ‘‘leveraged distribution agreements.’’ The partnership agreements that we enter into are designed to attract larger numbers of merchants toward our offerings, with a view to growing our core transaction processing base and generating transaction fee revenues.

We generate revenues primarily from fees charged to merchants for processing services. Fees charged to merchants typically include a discount rate, based upon a percentage of the dollar amounts processed, and a variety of fixed transaction fees. Merchant fees are based upon the merchant’s transaction volume and risk profile. Revenue is recognized at the time the transaction is performed. Where we are the primary party responsible for providing processing services, revenue is recorded on a gross basis and amounts paid to the acquiring processing supplier are recorded as part of our transaction processing expenses. Where we are not the primary party in providing a merchant with processing services, we record revenue net of amounts paid to the acquiring processing supplier. We also derive revenue from fixed transaction fees charged to consumers who utilize our electronic wallet. Revenue is recognized at the time the transaction is performed.

Research and Development

We recognize the importance of having access to leading technology in order to be able to develop advanced services for our customers, independent sales agents and for our own internal use. To this end, we maintain a team of development engineers, quality assurance professionals and technical code writers. As of December 31, 2006, approximately 40 employees were engaged in such activities.

Government Regulation

As electronic commerce in general and most of the card-not-present services that we offer are relatively new developments, the manner in which existing state, provincial, federal and foreign government regulations may be applied is uncertain and difficult to predict. Due to the relatively recent development of online gaming, there are few laws or regulations that deal directly with online gaming payment processing and there is uncertainty as to the legal status of online gaming. While some jurisdictions have adopted or are in the process of reviewing legislation to regulate online gaming, other jurisdictions have enacted or propose to enact legislation in an attempt to restrict or prohibit online gaming.

On October 13, 2006, the United States Unlawful Internet Gambling Enforcement Act of 2006 was enacted. The Act prohibits any person engaged in the business of betting or wagering from knowingly accepting payments related to unlawful bets or wagers transmitted over the Internet. The Act instructs the U.S. Treasury Department and Federal Reserve to impose new obligations upon financial institutions and other payment processors to establish procedures designed to block online gaming-related financial transactions. It also expressly requires Internet bets and wagers to comply with the law of the jurisdiction where the wagers are initiated and received. Upon the passage of the Act, FireOne Group ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming.

Competition

We believe that the payments markets are growing at a meaningful rate. Companies that either have developed or are developing product offerings in competition with us include iPayment Inc., Heartland Payments Systems, Inc., PayPal Inc., TeleCheck International Inc., TransFirst Holdings Inc., DataCash Group plc and WorldPay plc. Certain of our competitors are larger and have greater financial, technical and other resources than we do.

Intellectual Property

We regard our software as proprietary and attempt to protect it, where applicable, with copyrights, trade secret measures and nondisclosure agreements. Despite these protections, it may be possible for competitors or users to copy aspects of our intellectual property or to obtain information that we regard as trade secrets. Existing copyright laws afford only limited practical protection for computer software. The laws of foreign countries generally do not protect our proprietary rights in our services to the same extent as the laws of the jurisdictions in which we operate such as the United States, Canada and the United Kingdom. In addition, we may experience more difficulty in enforcing our proprietary rights in certain foreign jurisdictions.

Employees

As of December 31, 2006, we employed approximately 171 full time employees. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.

Financial Information About Segments and Geographic Areas

See note 21 of the notes to our consolidated financial statements.

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

Our growth strategy might include acquiring other businesses. However, we may not be able to identify and acquire targeted businesses or, to the extent required, obtain financing for such acquisitions on satisfactory terms. Integrating acquired businesses into our operations may also involve unforeseen difficulties and may require a disproportionate amount of resources and management attention. Acquisitions involve a number of special risks, including:

•	the time and expense associated with identifying and evaluating an acquisition,
•	the diversion of management's attention from day-to-day operations,
•	the difficulty in integrating widely dispersed operations with distinct corporate cultures,
•	the potential loss of key employees of the acquired business,
•	the difficulty of incorporating acquired technologies successfully,
•	the potential impairment of relationships with employees, clients and strategic partners, and
•	the inability to maintain uniform standards, controls, procedures and policies.

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

We may not be able to safeguard against security and privacy breaches in our electronic transactions.

A security or privacy breach could:

•	expose us to additional liability and to potentially costly litigation;
•	increase expenses relating to the resolution of these breaches;
•	deter customers from using our services; and
•	decrease market acceptance of electronic commerce transactions generally.

We cannot assure that the use of applications designed for data security and integrity will address changing technologies or the security and privacy concerns of existing and potential customers. Although we require that our agreements with service providers who have access to merchant and consumer data include confidentiality obligations that restrict these parties from using or disclosing any consumer or merchant data except as necessary to perform their services under the applicable agreements, there can be no assurance that these contractual measures will prevent the unauthorized disclosure of merchant or consumer data. If we are unable to protect the security and privacy of our electronic transactions and data, our business volume and profitability will be materially adversely affected.

Our payments systems might be used for illegal or improper purposes.

Despite our measures to detect and prevent identity theft, unauthorized used of credit cards, and similar misconduct, and to monitor and comply with laws and regulations restricting or prohibiting the business lines of our merchant customers, our payments systems remain susceptible to potentially illegal or improper uses. These uses may include illegal online gaming, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Illegal or improper use of our payments systems may lead to increased government regulation of us or other legal consequences which may have an adverse impact on our operations and profitability. Laws or regulations that restrict or prohibit the business activities of our merchant customers may prevent us from providing, or may make it impracticable for us to continue to provide, our payments systems to such merchants and their customers, which would adversely affect our revenues from our payments processing segment. In particular, the legal and regulatory environment surrounding the online sale and distribution of prescription medications into and within the United States is complex and evolving, and we continue to closely monitor the impact that developments in this area may have on our ability to continue to provide payment processing services for this sector. Legal and regulatory developments that have an adverse impact on these transactions may significantly reduce or eliminate the payment processing revenues that we generate from pharmacies offering sale of prescription medications online and their customers.

We must comply with credit card and check clearing association rules and practices, which could impose additional costs and burdens on our payments businesses.

As a registered party, we must comply with the operating rules of various credit card associations and check clearing associations, such as the National Automated Clearing House Association for checks. The associations' members set these rules. The associations could adopt operating rules with which it may be difficult or impossible for us to comply. In addition, cases of fraud or disputes between consumers and merchants can result in chargebacks. If our chargebacks or disputes become excessive, our processing suppliers could fine us or terminate our ability to accept credit cards or checks for payments. The termination of our relationship with credit card or check clearing associations, or acquiring banks, would limit our ability to provide transaction processing services.

We may not be able to develop new services that are accepted by our customers.

The success of our electronic payments operations depends upon acceptance of our technology. It is possible that we may experience difficulties that could delay or prevent the successful development, introduction and marketing of new services and enhancements, or that our new services and enhancements will not be introduced in a timely fashion or will not adequately meet the requirements of the marketplace and achieve market acceptance.

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

In order to prepare for certain types of system problems, our payments business has developed a formal disaster recovery plan, however, there is no assurance that any disaster recovery plan that we might implement will protect us from all possible system failures.

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

Existing legislation in Canada, the United States and abroad regulates communications or commerce specifically. However, the application of such laws in the context of the Internet and electronic commerce is uncertain. Laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation and the characteristics and quality of online services are under consideration by federal, provincial, state, local and foreign governments and agencies.

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

We rely on strategic partnerships and suppliers to help supply, promote and distribute our services. We particularly depend upon our strategic banking relationships. The credit card association members and financial institutions that process our electronic transactions have adopted guidelines that apply to these and online gaming transactions. While we believe that our operations comply with these guidelines, credit card association members and financial institutions could nonetheless decide in the future to refuse to process transactions for us, or with respect to FireOne Group, to process online gaming transactions generally. Such a decision could be implemented with little or no advance notice to us. If such a situation occurred and we were not able to conclude alternative arrangements with other credit card association members or financial institutions, our ability to carry out payment transactions could be impaired or even halted.

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

We rely upon a combination of copyright, trademark and trade secret laws, non-disclosure and release of interest in intellectual property agreements and license agreements to establish and protect our proprietary rights in our service offerings and technology. The source codes for our service offerings and technology are protected both as trade secrets and as unpublished, unregistered copyrighted works. However, we currently have no patents for our service offerings and technology.

Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our services or technology without authorization or to develop similar technology independently. Policing unauthorized use of our services is and will continue to be difficult, particularly in light of the global nature of our operations, and the laws of other jurisdictions may offer us little or no effective protection of our intellectual property rights. We rely in part on "on-screen" licenses, which are not manually signed by end-users and, therefore, may be unenforceable under some laws. We may bring litigation proceedings to enforce our intellectual property rights; however, such litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources.

In addition, there is no assurance that our services are not within the scope of intellectual property rights held by others, either now or in the future. If a claim is asserted against us by a third party, we may be forced to seek a license from that third party for the use of the applicable intellectual property. Such a license, if required, may not be available on reasonable terms or at all.

We operate in a competitive market for our services.

Our potential competitors in our payments business include credit card association members, financial institutions, payment processors and other entities, some of which may have greater financial resources than we do, more firmly entrenched market positions or greater brand recognition. These potential competitors may require that their own technology, rather than the technology of third parties such as us, be used in connection with their payment mechanisms. Competition is likely to intensify as our market develops and matures, which could result in downward pressure on our prices, reduce our margins and erode our market share.

We may not be able to identify, develop, manufacture, market or support new services or offer new services that appeal to our customers as fast as our competitors will or that will respond effectively to technological changes or product innovations by our competitors. If we fail to anticipate or respond adequately to technological developments and customer requirements or experience significant delays in product developments or roll-outs, we may lose our market share and our revenues could be adversely affected.

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

Our services are based on sophisticated technology, which may be negatively affected by technological defects and product development delays.

Services based on sophisticated technology and computing systems often encounter development delays, and the underlying technology may contain undetected errors or failures when introduced or when the volume of services provided increases. We may experience delays in the development of our services or the technology and computing systems underlying our services, such as our transaction processing services. In addition, despite testing, it is possible that our technology may nevertheless contain errors, and this could delay product launches and innovations and damage our customer relations.

If our encryption technology fails to ensure secure electronic commerce transactions, we may become subject to liabilities and our customers may stop using our services.

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

In addition, in a recessionary environment, the merchants we serve could be subject to a higher rate of insolvency, which could adversely affect us financially. We bear credit risk for chargebacks related to billing disputes between credit card holders and merchants. If a merchant seeks relief under bankruptcy laws or is otherwise unable or unwilling to pay, we may be liable for the full transaction amount of a chargeback.

Due to recently enacted legislation in the United States, FireOne Group has ceased processing settlements for online gaming transactions originating from United States customers and, as a result, our revenues will decrease significantly and our business and results of operations will be materially adversely affected during at least the short-term. We may not be able to replace the revenues lost from the cessation of this business.

On October 13, 2006, the United States Unlawful Internet Gambling Enforcement Act of 2006 was enacted. The Act prohibits any person engaged in the business of betting or wagering from knowingly accepting payments related to unlawful bets or wagers transmitted over the Internet. The Act also instructs the U.S. Treasury Department and Federal Reserve to impose new obligations upon financial institutions and other payment processors to establish procedures designed to block online gaming-related financial transactions. It also expressly requires Internet bets and wagers to comply with the law of the jurisdiction where the wagers are initiated and received. Upon passage of the Act, FireOne Group ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming. The cessation of this portion of FireOne Group’s business has had, for the third and fourth quarters 2006, and will continue to have for at least the short-term, a material adverse effect on our revenues and our results of operations. We intend to actively pursue opportunities to replace the revenues that were lost due to FireOne Group’s cessation of processing transactions originating from U.S. consumers. However, we may not be able to identify and engage in other opportunities that will offset the loss of these revenues.

The legal status of online gaming is uncertain in some of the jurisdictions in which we continue to provide settlement processing services for online gaming activities. Future regulation or enforcement proceedings may make it costly or impossible for us to continue processing transactions for gaming merchants in those jurisdictions and may subject us to substantial penalties. Reports of regulatory initiatives or enforcement proceedings that are unfavorable to us or to our customers or suppliers may adversely affect the trading price of our common shares.

In many jurisdictions there are few, if any, laws or regulations that deal directly with payment processing for online gaming transactions.  The legal status of online gaming itself is uncertain in many of the jurisdictions in which we operate. While some jurisdictions have taken the position that online gaming is legal and have adopted or are in the process of reviewing legislation to regulate online gaming, other jurisdictions have taken the opposite view and enacted legislation to attempt to restrict or prohibit online gaming. For example, the recently enacted United States Unlawful Gambling Enforcement Act of 2006 prohibits any person engaged in the business of betting or wagering from knowingly accepting payments related to unlawful bets or wagers transmitted over the Internet, which resulted in FireOne Group ceasing to process settlement transactions originating from United States customers that may be viewed as related to online gaming. FireOne Group's exit from this business in the United States has had a substantial negative effect on our consolidated revenues and results of operations in the third and fourth quarters of 2006 and will have a significant impact on our results for at least the short term. If other governments also decide to enact legislation restricting or prohibiting online gaming activities in their jurisdictions, we may also have to cease processing settlement transactions in those jurisdictions. In addition, we may be exposed to adverse consequences as a result of future enforcement proceedings, governmental investigations or lawsuits initiated against us in jurisdictions where online gaming is or becomes restricted or prohibited, including the United States in the aftermath of the Unlawful Internet Gambling Enforcement Act of 2006. Any adverse findings, rulings or judgments rendered against us could involve substantial penalties, fines, injunctions or other sanctions being invoked against us and have a material adverse effect on our business, revenues, operating results and financial condition. Any future enforcement or legal proceedings threatened or commenced against us relating to online gaming, whether or not ultimately successful, could involve substantial litigation expense and the diversion of the attention of key executives. The outcome of any litigation cannot be predicted. Future regulation, lawsuits, investigations, enforcement actions or other actions by law enforcement or regulatory authorities, whether directed against us, our competitors, customers or suppliers, may also make it costly or unfeasible for us to continue processing transactions for gaming merchants in the jurisdictions in which we continue such processing activities. Further, any actual or threatened legislative development or regulatory proceedings in those jurisdictions that negatively affects a participant in the online gaming industry could further adversely affect the trading price of our common shares. From time to time, reports about regulatory initiatives, or enforcement proceedings that are or would be unfavorable to us, or to our customers or suppliers, have had a swift and negative impact on the trading price of our common shares, and our common shares may again experience trading price volatility in the future due to such reports.

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

We bear consumer risk in relation to our guaranteed electronic wallet and direct debit offerings.

We offer our electronic wallet and direct debit services to our merchant customers on a guaranteed and a non-guaranteed basis. Merchants have the option of electing to receive funds from consumers which are free of any risk of consumer default. There can be no assurance that our risk management process will enable us to price our guaranteed service on terms that are favorable to us. Our failure to price the guaranteed service accurately could have a material adverse effect on our financial results because we guarantee the consumer’s payment.

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

Optimal Payments is located in approximately 30,000 square feet of leased space at 3500 de Maisonneuve Blvd West, Montreal, Quebec, under a lease that expires on October 30, 2010. Effective February 1st, 2007, 5,835 square feet of this space has been subleased to a third party. Our payments business segment also has a development office in Hull, Quebec, and sales offices in Markham, Ontario, Houston, Texas, Bloomfield Hills, Michigan, Miami, Florida and Cambridge, England.

FireOne Group plc was located in approximately 5,600 square feet of leased space at Ground Floor, Block 10D, Park West Business Park, Dublin, Ireland. In March 2007 this leased space was assigned to a third party.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

We received demand letters in 1999 and in February 2001 from a party alleging a patent infringement related to the U-Scan self-checkout business that we operated at that time. In March 2003, the same party sent a third demand letter to us alleging infringement of additional patents. Although, after consultation with counsel, we believe that this claimant should not prevail if a lawsuit is brought to assert its claims and that the assertion of these claims will not have a material adverse effect on our business or prospects, no assurance can be given that a court will not find that the claimant’s patent rights were infringed. Although we sold our self-checkout business on April 8, 2004 to Fujitsu, and no longer market or sell the U-Scan self-checkout system, we remain responsible for this claim.

In March and June 2005, we received letters from Fujitsu claiming recovery of expenses allegedly incurred and forecast by Fujitsu to be incurred in relation to the operation of our former U-Scan self-checkout business.  In December 2005, we were notified by Fujitsu of its intention to arbitrate its claims. In February 2007, Fujitsu initiated arbitration proceedings. After consultation with counsel, we believe that there is no basis for these claims and intend to vigorously defend our position.

We are also party to litigation arising in the normal course of operations. We do not expect the resolution of such matters to have a materially adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have nothing to report under this item.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our common shares trade on the Nasdaq Stock Market under the symbol “OPMR.” The following table sets forth the range of high and low bid prices for our common shares as reported by the Nasdaq Stock Market. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Nasdaq Stock Market
	$ High	$ Low

2006
4th Quarter	9.90	7.54
3rd Quarter	14.90	9.88
2ndQuarter	16.90	12.71
1stQuarter	22.42	14.17

2005
4th Quarter	21.62	17.31
3rd Quarter	22.75	16.17
2ndQuarter	20.52	15.02
1stQuarter	19.53	11.04

(b)	Holders

At February 28, 2007, there were 601 stockholders of record of our common shares.

(c)	Dividends

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

(d)	Performance Graph

The following graph compares the cumulative total shareholder return on our common shares with the Nasdaq Composite Index for the five years ended December 31, 2006. The graph sets the beginning value of our common shares and the Nasdaq Composite Index at $100 and assumes that all dividends are reinvested.

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06

Optimal Group Inc. common shares	100.00	16.93	22.57	33.23	57.15	26.85
Nasdaq Composite Index	100.00	68.46	102.72	111.54	113.07	123.84

(e)	Purchases of Equity Securities

The following table is a summary of our purchases of common shares for the period from November 20, 2005 to December 31, 2006.

Optimal Group Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

November 20, 2005 – November 30, 2005	Nil	N/A	Nil	1,100,000
December 1, 2005 – December 31, 2005	51,800	20.08	51,800	1,048,200
January 1, 2006 – January 31, 2006	Nil	Nil	Nil	1,048,200
February 1, 2006 – February 28, 2006	Nil	N/A	Nil	1,048,200
March 1, 2006 – March 31, 2006	24,525	15.01	24,525	1,023,675
April 1, 2006 – April 30, 2006	Nil	N/A	Nil	1,023,675
May 1, 2006 – May 31, 2006	86,584	14.92	86,584	937,091
June 1, 2006 – June 30, 2006	Nil	N/A	Nil	937,091
July 1, 2006 – July 31, 2006	Nil	N/A	Nil	937,091
August 1, 2006 – August 31, 2006	Nil	N/A	Nil	937,091
September 1, 2006 – September 30, 2006	Nil	N/A	Nil	937,091
October 1, 2006 – October 31, 2006	Nil	N/A	Nil	937,091
November 1, 2006 – November 20, 2006	Nil	N/A	Nil	937,091
November 21, 2006 – December 31, 2006	Nil	N/A	Nil	1,100,000 (2)

Total	162,909	16.57	162,909	1,100,000

(1)

We made all purchases of our common shares under our stock purchase program publicly announced on November 7, 2005 under which we were authorized to purchase up to 1,100,000 shares, being approximately 4.7% of the 23,201,415 common shares outstanding as at November 7, 2005. We were authorized under our 2005 stock purchase program to purchase our common shares on the open market through the facilities of the Nasdaq Stock Market from time to time over the course of the 12-month period that commenced on November 21, 2005 and ended on November 20, 2006.

(2)

On November 6, 2006 we announced the renewal of our stock buyback program authorizing the purchase of up to 1,100,000 shares, being approximately 4.6% of the 23,795,182 common shares outstanding as at November 13, 2006. We are authorized under our 2006 stock purchase program to purchase our common shares on the open market through the facilities of the Nasdaq Stock Market from time to time over the course of the 12-month period that commenced on November 21, 2006 and ends on November 20, 2007.

ITEM 6.	SELECTED FINANCIAL AND OTHER DATA

The following selected financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 are derived from and are qualified by reference to our consolidated financial statements. The following selected financial data as of December 31, 2004 and 2003 and for the year ended December 31, 2002 are derived from our audited consolidated financial statements, which are not included herein, as adjusted to present the results of operations of our former hardware maintenance and repair services segment and our former U-Scan self-checkout business as discontinued operations.

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

	Year ended December 31,
	2006	2005	2004 (1)	2003	2002
	Audited			Unaudited
	(U.S. dollars, in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues	$191,893	$144,898	$51,491	$-	$-
Transaction processing	94,906	67,495	23,866	-	-
Selling, general and administrative	47,553	35,689	13,526	-	-
Amortization of intangibles pertaining to transaction processing	12,129	7,833	1,791	-	-
Amortization of property and equipment	1,520	1,324	1,030	-	-
Stock-based compensation pertaining to selling, general and administrative (2)	1,707	20,191	4,394	-	-
Research and development	3,388	2,659	1,511	-	-
Operating leases	1,498	1,103	623	-	-
Restructuring costs	1,581	3,299	-	-	-
Impairment loss	1,910	-	-	-	-
Investment income	8,388	2,973	731	-	-
Gain on sale of interest in FireOne	-	30,411	-	-	-
Earnings from continuing operations before income taxes and non-controlling interest	34,089	38,689	5,481	-	-
Income tax provision	(1,070)	(11,388)	(1,486)	-	-
Non-controlling interest	(6,934)	(4,181)	-	-	-
Earnings from continuing operations	26,085	23,120	3,995	-	-
Loss from discontinued operations, net of income taxes	(9,023)	(22,355)	(17,412)	(6,168)	(5,327)
(Loss) gain on disposal of net assets from discontinued operations, net of income taxes	(4,283)	(188)	4,164	-	-
Net earnings (loss)	$12,779	$577	$(9,253)	$(6,168)	$(5,327)

Weighted average number of shares (thousands):
Basic	23,629	22,869	20,290	14,936	15,059
Diluted	25,439	25,345	20,426	14,937	15,101
Net earnings (loss) per share:
Basic	$0.54	$0.03	$(0.46)	$(0.41)	$(0.35)
Diluted	$0.50	$0.02	$(0.46)	$(0.41)	$(0.35)

Balance Sheet Data:	December 31,
	2006	2005	2004	2003	2002
	Audited
	(U.S. dollars, in thousands)

Cash and cash equivalents, short-term investments and settlement assets	$ 182,604	$ 201,324	$ 165,525	$ 78,514	$ 85,762
Cash and short-term investments held as reserves and in escrow	22,070	25,736	24,379	-	-

Working capital (excluding cash and short-term investments held as reserves and in escrow)	94,251	61,517	65,102	92,745	108,650
Total assets	340,537	385,466	295,246	135,543	129,691
Bank indebtedness	8,581	8,390	8,301	10,726	-
Customer reserves and security deposits	61,897	112,422	77,574	-	-
Shareholders’ equity	219,382	203,290	176,681	113,293	119,461

U.S. GAAP Financial Data:	Year ended December 31,
	2006	2005	2004(1)	2003(2)	2002
	Audited			Unaudited
	(U.S. dollars, in thousands except per share data)

Revenues	$ 191,893	$ 144,898	$ 51,491	$ -	$ -
Net earnings (loss)	12,779	577	(9,253)	(6,168)	4,451
Basic net earnings (loss) per share	0.54	0.03	(0.46)	(0.41)	0.30
Diluted net earnings (loss) per share	0.50	0.02	(0.46)	(0.41)	0.29

	December 31,
	2006	2005	2004	2003	2002
	Audited
	(U.S. dollars, in thousands)

Total assets	$ 340,537	$ 385,466	$ 295,246	$ 135,543	$ 129,691

(1)

Prior to April 6, 2004, the results of operations included the U-Scan self-checkout business and the hardware maintenance and repair services business, both of which have been reclassified as discontinued operations on our consolidated financial statements.

(2)

In 2003, we adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to stock-based compensation, which requires the use of the fair value method. The new recommendations have been applied prospectively effective January 1, 2003. See note 3 (o) of the notes to our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company describes our business, our vision and strategy, seasonality and trends within our business environment, the critical accounting policies of our company that will help you understand our consolidated financial statements, the principal factors affecting our results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements, the factors set forth under “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this annual report, and all other financial information contained in this annual report. All dollar amounts are expressed in United States dollars (unless otherwise stated) and, other than those expressed in millions of dollars, have been rounded to the nearest thousand.

We prepare our consolidated financial statements in accordance with Canadian GAAP, with reconciliation to U.S. GAAP, as disclosed in note 25 of the notes to our consolidated financial statements.

Overview

We are a leading payments company with operations primarily in North America and the United Kingdom. During 2006 we operated in three segments: through Optimal Payments (a segment comprised of Optimal Payments Inc. and its subsidiaries), we processed credit card payments for small and medium-sized Internet businesses, mail-order/telephone-order merchants and retail point-of-sale merchants, and processed electronic checks and direct debits online and by telephone; through FireOne Group (a segment comprised of our then majority-owned subsidiary FireOne Group plc and its subsidiaries), we processed online gaming transactions through the use of credit and debit cards, electronic debit and electronic wallet; and through Optimal Services Group Inc. we carried on our hardware maintenance and repair business. As a result of our decision in the first quarter of 2006 to divest the hardware maintenance and repair business, this segment has been presented as discontinued operations on our consolidated financial statements (see note 6 (b) of the notes to our consolidated financial statements). On October 13, 2006 FireOne Group ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming, and as a result we will operate and report our payment processing business as a combined segment commencing in January 2007.

In 2006 and 2005, we completed a number of acquisitions and dispositions in pursuit of our strategy to reposition our business activities and enhance our financial results. These transactions were designed to realign our company into a leading payments company with a more balanced and stable business mix. We plan to continue to grow our core payments business on a strategic basis. We are also actively seeking out strategic and transactional opportunities.

On December 15, 2006, in order to repatriate and realign certain assets, we announced our intention to make an offer for all of the issued and outstanding shares in the capital of FireOne Group plc held by non-controlling shareholders, which represented approximately 24% of FireOne Group plc’s share capital. We completed this offer on February 23, 2007.

On October 13, 2006, the United States Unlawful Internet Gambling Enforcement Act of 2006 was enacted. Upon the passage of the Act, FireOne Group immediately ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming. These transactions represented approximately 81% of FireOne Group's total payment processing services revenue for the year ended December 31, 2006. The cessation of this portion of FireOne Group’s business has had, for the third and fourth quarters 2006, and will continue to have for at least the short-term, a material adverse effect on our revenues and results of operations.

On September 30, 2006, we sold substantially all of the assets and the business of our hardware maintenance and repair services business segment, operated by Optimal Services Group Inc., which resulted in a loss of $4.3 million and is presented as “loss on disposal of net assets from discontinued operations” on our consolidated financial statements. The net operating loss of Optimal Services Group Inc. is being treated as “loss from discontinued operations”, on our consolidated financial statements (see note 6 (b) of the notes to our consolidated financial statements).

Payment Processing

Our payment processing business provides technology and services that businesses require to accept credit card, electronic check and direct debit payments. We process credit card payments for card-not-present and card-present transactions, including Internet businesses, mail-order/telephone-order merchants, and retail point-of-sale merchants. We also process checks and direct debits online and by telephone.

Our payments business generates revenues primarily from fees charged to merchants for processing services, as well as from fees charged to consumers who use our electronic wallet. Fees charged to merchants typically include a discount rate, based upon a percentage of the dollar amounts processed, and a variety of fixed transaction fees. Merchant fees charged are based upon the merchant’s transaction volume and risk profile. Generally, higher discount rates are charged for card-not-present transactions than for card-present transactions in order to compensate for the higher cost of underwriting and managing the increased chargeback risk associated with these transactions. Other fees are derived from a variety of fixed transaction fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous items, such as handling chargebacks. Fees charged to electronic wallet consumers are based on a fixed amount per transaction. Revenue is recognized primarily at the time the transaction is performed. Where we are the primary party responsible for providing processing services, revenue is recorded on a gross basis and amounts paid to the acquiring processing supplier are recorded as part of our transaction processing expenses. Where we are not the primary party in providing a merchant with processing services, we record revenue net of amounts paid to the acquiring processing supplier. (See note 3 (l) of the notes to our consolidated financial statements).

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

Significant Developments in Our Business in 2006

On December 15, 2006, in order to repatriate and realign certain assets, we announced our intention to make an offer for all of the issued and outstanding shares in the capital of FireOne Group plc held by non-controlling shareholders, which represented approximately 24% of FireOne Group plc’s share capital. We completed this offer on February 23, 2007.

On October 13, 2006, the United States Unlawful Internet Gambling Enforcement Act of 2006 ("Act") was enacted. Upon the passage of the Act, FireOne Group immediately ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming. These transactions represented approximately 81% of FireOne Group's total payment processing services revenue for the year ended December 31, 2006. The cessation of this portion of FireOne Group’s business has had, for the third and fourth quarters 2006, and will continue to have for at least the short-term, a material adverse effect on our revenues and results of operations. As a result of this event, we will operate and report our payment processing business as a combined segment commencing in January 2007.

On September 30, 2006, we sold substantially all of the assets and the business of our hardware maintenance and repair services business segment, operated by Optimal Services Group Inc., which resulted in a loss of $4.3 million and is presented as “loss on disposal of net assets from discontinued operations” on our consolidated financial statements. The net operating loss of Optimal Services Group Inc. is being treated as “loss from discontinued operations” on our consolidated financial statements (see note 6 (b) of the notes to our consolidated financial statements).

Seasonality

Revenue derived from the payments business segments has some seasonality. The second and third quarter revenues tend to be weaker as consumers tend to spend less during summer months.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with Canadian GAAP. In the preparation of our consolidated financial statements we are required to make numerous estimates and assumptions. Financial results as determined by actual events could differ from those estimates and assumptions, and therefore affect our reported results of operations and financial position. Our significant accounting policies are more fully described in note 3 of the notes to our consolidated financial statements. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations. The preparation of financial statements also involves significant management judgment in making estimates about the effect of matters that are inherently uncertain. While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible, based on existing knowledge, that changes in future conditions in the near term could affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. “Near term” is considered to be within one year from the date of financial statements.

Stock-based Compensation

Effective January 1, 2003, we adopted the fair value-based method to account for stock-based compensation and other stock-based payments, such as stock options and restricted share units. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting period. The fair value of stock options granted is determined at the date of grant using the Black-Scholes option pricing model, which requires certain assumptions, including future stock price volatility, risk from interest rates, and expected time to exercise. Changes to any of these assumptions, or the use of a different option pricing model, would result in different fair values for stock-based compensation. On November 7, 2005, our Board of Directors approved the accelerated vesting of all unvested stock options outstanding under our stock option plan. As a result of the accelerated vesting, and the concurrent accelerated vesting by FireOne Group plc of all unvested restricted share units outstanding under its restricted share unit plan, we recorded stock-based compensation of approximately $14.1 million in the fourth quarter of 2005. In 2006, we issued stock options, and FireOne Group plc issued restricted share units, which resulted in stock-based compensation of $1.7 million (2005 - $20.2 million), and is a non-cash expense.

Reserve for Losses on Merchant Accounts

When a consumer pays a merchant for goods or services online and the consumer subsequently disputes the online transaction, the amount of the disputed item gets charged back to us and the credit card or clearing bank association may levy a fee against us. In addition, if our chargeback rate becomes excessive, the associations can also require us to pay fines. In turn, we attempt to recover from the merchant the amount charged back and the amount of such fines. However, we may not always be successful in doing so, for reasons which could include merchant insolvency. We evaluate the risk associated with merchants and consumers and estimate our loss based primarily on historical experience and other relevant factors.

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

Income Taxes

We provide for income taxes using the asset and liability method of tax allocation. Under this method, future income tax assets and liabilities are determined based on deductible or taxable temporary differences between financial statement values and tax values of assets and liabilities using substantively enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse. We establish a valuation allowance against future income tax assets if, based on available information, it is more likely than not that some or all of the future income tax assets will not be realized. In assessing the reliability of tax assets, we consider whether it is more likely than not that some portion or all of the tax assets will not be realized. The ultimate realization of the future tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We considered the scheduled reversal of tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Discontinued Operations

At the end of the first quarter of 2006, we decided to divest the hardware maintenance and repair services business segment. The financial position of this segment has been segregated for the current and comparative periods as discontinued operations. On September 30, 2006, we divested this business segment and the net operating loss of Optimal Services Group Inc. is being treated as “loss from discontinued operations”, on our consolidated financial statements (see note 6 (b) of the notes to our consolidated financial statements).

Contingent liabilities

Our gaming payment processing services segment derived a substantial portion of its revenue prior to October 13, 2006 from processing transactions from U.S. based gaming. Therefore, we may be exposed to adverse consequences as a result of enforcement proceedings, governmental investigations or lawsuits initiated against us in jurisdictions where gaming is or becomes restricted or prohibited. In the event that the United States government initiates enforcement proceedings, or that any adverse findings, rulings or judgments are rendered in any such investigations or lawsuits directed at us or at our customers or suppliers, it may have a significant negative impact on the operations of our business. At the present time, we are not aware of any enforcement proceedings, governmental investigations or lawsuit initiated against it in relation to the processing of online gaming transactions.

We are also party to litigation arising in the normal course of operations. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters or should several legal matters be resolved against us in the same reporting period, the consolidated operating results of a particular reporting period could be materially adversely affected.

Recent Accounting Pronouncements

The following accounting standards have recently been issued by the Canadian Institute of Chartered accountants (CICA), and the Financial Accounting Standard Board (FASB) that are relevant to our company.

Financial Instruments:

On January 1, 2007, we adopted CICA Handbook section 1530, Comprehensive income , CICA Handbook section 3251, Equity, CICA Handbook section 3855, Financial Instruments – Recognition and Measurement, CICA Handbook section 3862, Financial Instruments – Disclosures and CICA Handbook 3865, Hedges. We do not expect the adoption of these standards to have a material impact on our financial position or results of operations.

Accounting changes:

CICA Handbook section 1506, Accounting changes, modifies certain aspects of the standard it replaces. A reporting entity may not change its accounting method unless required by a minimum source of GAAP or to provide a more reliable and relevant presentation of the financial statements. In addition, change in accounting methods must be applied retroactively and additional information must be disclosed. The section is applicable for our fiscal year beginning January 1, 2007. We are not currently contemplating any voluntary changes in accounting policies.

Accounting for uncertainty in income taxes:

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This FASB interpretation is effective for our company beginning January 1, 2007. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements as it relates to our Canadian/U.S. GAAP reconciliation note.

Fair value measurements:

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of SFAS No. 157 to materially impact our consolidated financial statements.

Financial Condition

As at December 31, 2006, cash and cash equivalents, short-term investments and settlement assets totaled $204.7 million (including $22.1 million held as reserves), compared to $227.1 million as at December 31, 2005 (including $25.7 million held as reserves). The decrease in cash and cash equivalents, and short-term investments is primarily due to a decrease in cash generated from operations, the purchase of capital assets, the payment of dividends by FireOne Group plc, and an increase in amount of shares repurchased during the year. As described above, a significant portion of cash and cash equivalents, and short-term investments have a corresponding liability as these cash amounts are derived from reserves and security deposits which are due to customers (see Overview – Payment Processing). Settlement assets result from timing differences in the settlement process of our payments segment. Settlement assets are typically funded to us within days from the transaction processing date. As at year end, our cash and cash equivalents, short-term investments and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were as follows:

(U.S. dollars, in thousands)	2006	2005

Cash and cash equivalents	$103,922	$98,236
Cash held as reserves	18,960	22,722
Short-term investments	71,621	82,361
Short-term investments held as reserves	3,110	3,014
Settlement assets	7,061	20,727
	204,674	227,060
Less:
Bank indebtedness	(8,581)	(8,390)
Customer reserves and security deposits	(61,897)	(112,422)

Net	$134,196	$106,248

Our portfolio of liquid and investment grade short-term investments consists of U.S. denominated discounted and undiscounted notes and bonds.

Working capital, excluding cash and short-term investments held as reserves, as at December 31, 2006 was $94.3 million, as compared to $61.5 million at December 31, 2005. This increase is primarily due to a reduction in customer reserves and security deposits in FireOne Group, due to a reduction in transaction processing volume resulting from the enactment of the Act, and increased cash flow from operations for the period up to the date of the enactment of the Act.

Accounts receivable as at December 31, 2006 was $5.6 million compared to $4.7 million at December 31, 2005. The increase of $0.9 million resulted primarily from the timing of the collection of certain transaction processing revenues.

Goodwill and other intangible assets decreased by $11.1 million, from $117.1 million as at December 31, 2005 to $106.0 million as at December 31, 2006. This decrease is due to amortization of $12.1 million, an impairment loss of $1.9 million (see "Results of Operations-2006 compared to 2005"), and acquisitions of intangible assets of $3.0 million.

Customer reserves and security deposits as at December 31, 2006 were $61.9 million compared to $112.4 million as at December 31, 2005. Customer reserves and security deposits were $15.3 million (2005 - $23.6 million) for Optimal Payments and $46.6 million (2005 - $88.8 million) for FireOne Group business segments. This decrease is due mainly to a reduction in transaction processing volume in FireOne Group, resulting from the enactment of the Act.

Shareholders’ equity as at December 31, 2006 was $219.4 million as compared to $203.3 million as at December 31, 2005. The increase is attributable primarily to our net earnings for the period, as well as the issuance of share capital resulting from the exercise of stock options and warrants, and the repurchase of our common shares (see note 14 of the notes to our consolidated financial statements).

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

The unaudited financial statements are prepared on the basis of Canadian GAAP, which is different in some regards from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP in regard to our consolidated financial statements, see note 25 of the notes to our consolidated financial statements. The following quarterly results are adjusted to present the results of operations of our hardware maintenance and repair services business as discontinued operations.

	For the quarter ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(U.S. dollars, in thousands except per share data)
	(unaudited)
Revenues	$33,932	$53,297	$52,242	$52,422	$52,028	$35,754	$32,037	$25,079
Earnings from continuing operations before income taxes and non-controlling interest	5,047	6,981	10,411	11,650	(5,201)	5,278	35,536	3,076
Income tax recovery (provision)	155	3,098	(1,852)	(2,471)	(3,667)	(1,424)	(4,762)	(1,536)

Non – controlling interest	(1,416)	(1,361)	(2,037)	(2,120)	(2,443)	(1,508)	(230)	-
Earnings (loss) from continuing operations	$3,786	$8,718	$6,522	$7,059	$(11,311)	$2,346	$30,544	$1,540

Net earnings (loss)	$2,753	$1,946	$3,691	$4,389	$(20,643)	$467	$20,722	$31

Net earnings (loss) per share:
Basic	$0.12	$0.08	$0.16	$0.19	$(0.89)	$0.02	$0.91	$0.00
Diluted	$0.11	$0.08	$0.14	$0.17	$(0.89)	$0.02	$0.83	$0.00

The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of total revenues:

	For the quarter ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Earnings (loss) from continuing operations before income taxes and non-controlling interest	14.9	13.1	19.9	22.2	(10.0)	14.8	110.9	12.3
Income tax recovery (provision)	0.5	5.8	(3.5)	(4.7)	(7.0)	(4.0)	(14.9)	(6.1)
Non – controlling interest	(4.2)	(2.6)	(3.9)	(4.0)	(4.7)	(4.2)	(0.7)	-
Earnings (loss) from continuing operations	11.2	16.4	12.5	13.5	(21.7)	6.6	95.3	6.1
Net earnings (loss)	8.1%	3.7%	7.1%	8.4%	(39.7)%	1.3%	64.7%	0%

Results of Operations

With respect to the period over period variances it is important to consider that current and comparative figures have been reclassified as a result of the sale of the hardware maintenance and repair services business segment, which is now presented as discontinued operations for current and prior years.

As a result of the enactment of the Act, FireOne Group immediately ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming. The cessation of this portion of FireOne Group’s business has had, for the third and fourth quarters 2006, and will continue to have for at least the short-term, a material adverse effect on our revenues and results of operations.

2006 Compared with 2005

Revenues increased by $47.0 million from $144.9 million in fiscal 2005 to $191.9 million in fiscal 2006. The increase in revenues is due primarily to organic growth, as well as the following acquisitions which were completed during fiscal 2005:

•	On May 6, 2005, Optimal Payments acquired a portfolio of merchant processing from United Bank Card, Inc.; and
•	On October 6, 2005, Optimal Payments acquired a portfolio of U.S. merchant processing contracts and associated sales channel contracts from Moneris Solutions, Inc.

Revenues for the year ended December 31, 2006 include revenues from the Optimal Payments business segment amounting to $115.1 million (including $7.4 million of revenue charged to FireOne Group pursuant to an inter-company services agreement) and revenues from the FireOne Group business segment of $84.2 million. Revenues for the year ended December 31, 2005 include revenues from the Optimal Payments business segment of $74.8 million (including inter-company charges of $6.2 million) and revenues from the FireOne Group business segment of $76.3 million.

Transaction processing costs increased by $27.4 million, from $67.5 million in the year ended December 31, 2005 to $94.9 million in 2006. The increase in transaction processing costs is due primarily to increased transaction processing activity as a result of organic growth and the acquisitions described above.

Amortization of intangibles pertaining to transaction processing costs increased by $4.3 million, from $7.8 million in the year ended December 31, 2005 to $12.1 million in the year ended December 31, 2006. The increase in amortization is due primarily to the intangible assets acquired through the business acquisitions described above.

Selling, general and administrative expenses increased by $11.9 million, from $35.7 million in the year ended December 31, 2005 to $47.6 million in the year ended December 31, 2006. The increase in selling, general and administrative expenses resulted primarily from the business acquisitions described above.

Stock-based compensation pertaining to selling, general and administrative expense is attributable to the accounting for the fair value of stock options and restricted share units granted. Stock-based compensation expense for the year ended December 31, 2006 decreased by $18.5 million, from $20.2 million in the year ended December 31, 2005 to $1.7 million in the year ended December 31, 2006. The decrease in stock-based compensation results primarily from our decision taken on November 7, 2005 to accelerate the vesting of all unvested stock options outstanding under our stock option plan and the concurrent decision of FireOne Group plc to accelerate the vesting of all unvested restricted share units outstanding under its restricted share unit plan (see note 19 (b)(ii) of the notes to our consolidated financial statements). The stock-based compensation for 2006 is associated with the issuance of additional stock options under our stock option plan, and the issuance of additional restricted share units by FireOne Group plc under its restricted share unit plan.

Research and development expenses increased by $0.7 million, from $2.7 million in the year ended December 31, 2005 to $3.4 million in the year ended December 31, 2006. Research and development expenses are comprised primarily of personnel-related expenditures associated with the development of new solutions and the enhancement of existing offerings.

Operating lease expenses increased by $0.4 million, from $1.1 million in the year ended December 31, 2005 to $1.5 million in the year ended December 31, 2006.

Restructuring costs of $1.6 million were incurred during the year ended December 31, 2006. These costs related primarily to employee termination benefits and costs of leased premises no longer utilized, as a result of a restructuring of operations and cost base undertaken following the enactment of the Act. Restructuring costs of $3.3 million were recorded in fiscal 2005, which related primarily to the departure of our President and Chief Operating Officer.

Amortization of property and equipment increased by $0.2 million, from $1.3 million in the year ended December 31, 2005 to $1.5 million in the year ended December 31, 2006.

As a result of the enactment of the Act and the resulting significant negative impact on the FireOne Group business, we performed our impairment testing for long-lived assets and goodwill, and as a result, an impairment loss of $1.9 million related to customer relationships was recognized. The impairment loss represents the estimated amount by which the carrying amount of this asset exceeded its fair value. The fair value was determined using cash flow projections prepared by management.

The provision for income taxes was $1.1 million for the year ended December 31, 2006 compared to $11.4 million for the year ended December 31, 2005. In 2006, a significant portion of our earnings were generated in a foreign jurisdiction with an effective tax rate significantly below the Canadian combined federal and provincial rate. We expect our effective tax rate to be closer to the Canadian combined federal and provincial rate in 2007, since earnings from the foreign jurisdictions will decline as a result of the enactment of the Act. In 2006, we recognized previously unrecognized tax assets that we determined were more likely than not of being realized. Significant components of our 2006 tax provision include the effect of differences in tax rates of foreign jurisdictions in the amount of $4.6 million, and the recognition of tax assets of $3.8 million. Significant components of our 2005 tax provision included the utilization of previously unrecognized tax assets of approximately $10.0 million and amortization of “other asset” in the amount of $3.3 million recorded as a result of the sale of a non-controlling interest in FireOne Group plc as described in note 5 of the notes to our consolidated financial statements, and the effect of non-deductible stock-based compensation in the amount of $5.9 million.

Our tax provision includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains/losses do not impact earnings before income taxes. In 2006, our tax provision includes a future tax recovery of $0.3 million related to unrealized foreign exchange compared to a recovery of $0.4 million in 2005.

With respect to future income tax assets, as at December 31, 2006 we have recorded a valuation allowance of approximately $15.1 million (2005 - $16.9 million) related to assets that we determined were not more likely than not of being realized. Our ability to ultimately realize these future income tax assets is dependent upon future profitability within the allowable carry-forward period, thus creating sufficient taxable income to realize the benefit of these assets.

Our net earnings in 2006 were $12.8 million (or $0.54 per share - basic and $0.50 per share - diluted), compared to net earnings of $0.6 million ($0.03 per share – basic and $0.02 per share – diluted) in 2005.

Adjusted earnings were $31.4 million for the year ended December 31, 2006 compared to adjusted earnings of $16.7 million for the year ended December 31, 2005. A reconciliation of this non-GAAP financial information is presented in the table below. We supplement our reporting of net earnings determined in accordance with Canadian and U.S. GAAP by reporting “adjusted earnings” as a measure of earnings. In establishing this supplemental measure of earnings, we exclude from net earnings foreign exchange gains and losses, impairment losses, discontinued operations, stock-based compensation expense, restructuring costs, as well as the gain on sale of interest in FireOne Group plc. We believe that adjusted earnings is useful to investors as a measure of our earnings because it is, for us, a primary measure of our performance, and provides a more meaningful reflection of our earnings.

Adjusted earnings include the results of gaming transaction processing affected by the enactment of the Act.

Adjusted earnings does not have a standardized meaning under Canadian or U.S. GAAP and therefore should be considered in addition to, and not as a substitute for, net earnings or any other amount determined in accordance with Canadian and U.S. GAAP. Our measure of adjusted earnings reflects our judgment in regard to the impact of particular items on our core operations, and may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars)
	Twelve months ended
	December 31,
	2006	2005

Net earnings	$12,779	$577

Add (deduct):
Loss from discontinued operations	9,023	22,355
Loss on disposal of net assets from discontinued operations	4,283	188
Gain on sale of interest in FireOne	-	(30,411)
Impairment loss	1,910	-
Restructuring costs	1,581	3,299
Stock-based compensation pertaining to selling, general and administrative expenses	1,707	20,191
Foreign exchange loss	160	490
Adjusted earnings	$31,443	$16,689

2005 Compared with 2004

Revenues increased by $93.4 million from $51.5 million in fiscal 2004 to $144.9 million in fiscal 2005. The increase in revenues is due primarily to the following acquisitions which were completed either during fiscal 2004 or fiscal 2005:

•	On April 6, 2004, we acquired Terra Payments which then amalgamated with a wholly-owned subsidiary of ours;
•	On July 1, 2004, Optimal Payments acquired National Processing Services, LLC, a Detroit, Michigan-based registered Visa and MasterCard independent sales organization;
•	On January 1, 2005, Optimal Payments acquired the operating assets of Merchant Card Acceptance Corp. and its affiliated companies;
•	On May 6, 2005, Optimal Payments acquired a portfolio of merchant processing from United Bank Card, Inc.; and
•	On October 6, 2005, Optimal Payments acquired a portfolio of U.S. merchant processing contracts and associated sales channel contracts from Moneris Solutions, Inc.

Revenues for the year ended December 31, 2005 include revenues from the Optimal Payments business segment amounting to $74.8 million (including $6.2 million of revenue charged to FireOne Group) and revenues from the FireOne Group business segment of $76.3 million. Revenues for the year ended December 31, 2004 include revenues from the Optimal Payments business segment (which included the business now conducted by FireOne Group) amounting to $51.5 million.

Transaction processing costs increased by $43.6 million, from $23.9 million in the year ended December 31, 2004 to $67.5 million in 2005. The increase in transaction processing costs is due primarily to increased transaction processing activity as a result of the acquisitions described above.

Amortization of intangibles pertaining to transaction processing costs increased by $6.0 million, from $1.8 million in the year ended December 31, 2004 to $7.8 million in the year ended December 31, 2005. The increase in amortization is due primarily to the intangible assets acquired through the various acquisitions described above.

Selling, general and administrative expenses increased by $22.2 million, from $13.5 million in the year ended December 31, 2004 to $35.7 million in the year ended December 31, 2005. The increase in selling, general and administrative expenses resulted primarily from the acquisitions described above.

Stock-based compensation pertaining to selling, general and administrative expense is attributable to the accounting for the fair value of stock options and restricted share units granted. Stock-based compensation expense for the year ended December 31, 2005 increased by $15.8 million, from $4.4 million in the year ended December 31, 2004 to $20.2 million in the year ended December 31, 2005. The increase in stock-based compensation results primarily from our decision taken on November 7, 2005 to accelerate the vesting of all unvested stock options outstanding under our stock option plan and the concurrent decision of FireOne Group plc to accelerate the vesting of all unvested restricted share units outstanding under its restricted share unit plan.

Research and development expenses increased by $1.2 million, from $1.5 million in the year ended December 31, 2004 to $2.7 million in the year ended December 31, 2005. Research and development expenses are comprised primarily of personnel-related expenditures associated with the development of new solutions and the enhancement of existing offerings.

Operating lease expenses increased by $0.5 million, from $0.6 million in the year ended December 31, 2004 to $1.1 million in the year ended December 31, 2005. The increase in operating lease expenses is due primarily to the acquisitions described above.

Restructuring costs of $3.3 million were incurred during the year ended December 31, 2005. These costs related to the departure of our President and Chief Operating Officer. No restructuring charges were recorded for 2004.

Amortization of property and equipment increased by $0.3 million, from $1.0 million in the year ended December 31, 2004 to $1.3 million in the year ended December 31, 2005. The increase in amortization is due primarily to the acquisitions described above.

In May 2005, we publicly placed an initial 20% interest of FireOne Group plc with institutional and other investors. We received gross proceeds of $44.1 million (£24.1 million) as a result of this transaction, and recorded a gain of $30.4 million net of transaction costs of $6.6 million. At December 31, 2005, we held approximately a 76% interest in FireOne Group plc. Our interest in FireOne Group plc was effectively diluted subsequent to the public placement as a result of the vesting of the restricted share units issued by FireOne Group plc (see note 5 of the notes to our consolidated financial statements).

The provision for income taxes was $11.4 million for the year ended December 31, 2005 compared to $1.5 million for the year ended December 31, 2004. The variance was primarily due to improved earnings in 2005 compared to 2004. Significant components of our 2005 tax provision included the effect of non-deductible stock-based compensation in the amount of $5.9 million, and the utilization of previously unrecognized tax assets of approximately $10.0 million and the amortization of “other asset” in the amount of $3.3 million created on the sale of a non-controlling interest in FireOne Group plc as described in note 5 of the notes to our consolidated financial statements. The significant components of our 2004 tax provision included the effect of non-deductible stock-based compensation of $1.4 million.

Our tax provision includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains/losses do not impact earnings before income taxes. In 2005, our tax provision includes a future tax recovery of $0.4 million related to unrealized foreign exchange compared to a recovery of $1.0 million for 2004.

With respect to future income tax assets, we have recorded a valuation allowance of approximately $16.9 million related to assets that we determined were not more likely than not of being realized. Our ability to ultimately realize these future income tax assets is dependent upon future profitability within the allowable carry-forward period, thus creating sufficient taxable income to realize the benefit of these assets.

Our net earnings in 2005 were $0.6 million (or $0.03 per share - basic and $0.02 per share - diluted), compared to a net loss of $9.3 million (or $0.46 per share basic and diluted) in 2004.

Adjusted earnings were $16.7 million for the year ended December 31, 2005 compared to adjusted earnings of $6.6 million for the year ended December 31, 2004. A reconciliation of this non-GAAP financial information is presented in the table below. We supplement our reporting of net earnings determined in accordance with Canadian and U.S. GAAP by reporting “adjusted earnings” as a measure of earnings. In establishing this supplemental measure of earnings, we exclude from net earnings foreign exchange gains and losses, impairment losses, discontinued operations, stock-based compensation expense, restructuring costs, as well as the gain on sale of interest in FireOne Group plc. We believe that adjusted earnings is useful to investors as a measure of our earnings because it is, for us, a primary measure of our performance, and provides a more meaningful reflection of our earnings.

Adjusted earnings does not have a standardized meaning under Canadian or U.S. GAAP and therefore should be considered in addition to, and not as a substitute for, net earnings or any other amount determined in accordance with Canadian and U.S. GAAP. Our measure of adjusted earnings reflects our judgment in regard to the impact of particular items on our core operations, and may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars)
	Twelve months ended
	December 31,
	2005	2004

Net earnings (loss)	$577	$(9,253)

Add (deduct):
Loss from discontinued operations	22,355	17,412
Loss (gain) on disposal of net assets from discontinued operations	188	(4,164)
Gain on sale of interest in FireOne	(30,411)	-
Restructuring costs	3,299	-
Stock-based compensation pertaining to selling, general and administrative expenses	20,191	4,394
Foreign exchange (gain) loss	490	(1,839)

Adjusted earnings	$16,689	$6,550

Liquidity and Capital Resources

As at December 31, 2006, cash and cash equivalents, short-term investments and settlement assets totaled $204.7 million (including $22.1 million held as reserves), compared to $227.1 million as at December 31, 2005 (including $25.7 million held as reserves). The decrease in cash and cash equivalents and short-term investments is primarily due to a decrease in cash generated from operations, the payment of dividends by FireOne Group plc and the increase in amount of shares repurchased during the year. As described above, a significant portion of cash and cash equivalents, and short-term investments have a corresponding liability as these cash amounts are derived from reserves and security deposits which are due to merchants.

Settlement assets result from timing differences in the settlement process of our payments segment. Settlement assets are typically funded to us within days from the transaction processing date.

As at December 31, 2006, our cash and cash equivalents, short-term investments and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were $134.2 million (see "Financial Condition" above).

Operating activities generated $5.2 million of cash and cash equivalents in 2006, as compared to having generated $63.4 million in 2005. This decrease is due mainly to a reduction in customer reserves in FireOne Group, as a result of decreased volume resulting from the enactment of the Act, partially offset by increased cash generated from operations up to the enactment of the Act.

Financing activities used $1.7 million of cash in 2006 compared to generating $6.6 million in 2005. In 2006 we repurchased common shares for $2.3 million; FireOne Group plc paid a dividend of $4.8 million, and we received proceeds of $5.2 million on the exercise of stock options and warrants. In 2005, we received proceeds of $7.5 million on the exercise of stock options and warrants, repaid $0.5 million of the bank indebtedness, and repurchased common shares for $0.4 million.

Investing activities generated $6.9 million in 2006, compared with cash used of $24.2 million in 2005. The increase in cash generated of $31.1 million can be explained primarily by the following:

Increases:

•	In 2006, $4.8 million more cash was generated on the maturity of short-term investments ($10.7 million compared to $5.9 million in 2005);
•	In 2005, $75.8 million cash was used for acquisitions. There were no acquisitions in 2006.

Decreases:

•	In 2005, $44.1 million of cash was generated from the sale of a minority interest in FireOne Group plc;
•	$3.5 million was released from cash in escrow in 2005. There was no cash in escrow during 2006;
•	Increased spending in 2006 of $2.2 million for property, equipment and intangible assets ($4.3 million acquired in 2006, compared to $2.1 million in 2005).

We believe that our cash, cash equivalents and short-term investments will be adequate to meet our needs for at least the next 12 months.

We have no financial obligations of significance, including any off-balance sheet arrangements, other than long-term lease commitments for our premises in the United States and Canada, and bank indebtedness of $8.6 million as at December 31, 2006. These are summarized in notes 12 and 16 (a) of the notes to our consolidated financial statements.

The timing of our contractual commitments during the next five years and thereafter, related to our operating leases, is as follows (in thousands of U.S. dollars):

Contractual Obligations	Total	2007	2008 to 2009	2010 to 2011	Thereafter
Operating Leases	$2,049	$592	$969	$431	$57

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates.

Interest rate and foreign currency exchange rate sensitivity table

	December 31, 2006
	Carrying	Fair
	Value	Value(1)
	(thousands of U.S. dollars)

Notes denominated in U.S. dollars, with a weighted average effective yield of 4.95% (2005 – 3.91%), maturing between January 11, 2007 and April 3, 2007.	$71,621	$71,859

Held as reserves Notes denominated in U.S. dollars, with a weighted average effective yield of 5.11% (2005 – 3.96%), maturing between January 31, 2007 and June 30, 2007.	3,110	3,110

TOTAL:	$74,731	$74,969

(1)	Fair value has been determined based upon quoted market values as at December 31, 2006.

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

Three years ended December 31, 2006

(expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Optimal Group Inc.:

We have audited the accompanying consolidated balance sheets of Optimal Group Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, deficit and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optimal Group Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in note 25 to the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Optimal Group Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chartered Accountants

Montréal, Canada

March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Optimal Group Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A of Optimal Group Inc.’s (the "Company") Form 10-K for the year ended December 31, 2006, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Optimal Group Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Optimal Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Optimal Group Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, deficit and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 13, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chartered Accountants

Montréal, Canada

March 13, 2007

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Optimal Group Inc. and subsidiaries (the "Company") as at December 31, 2006 and 2005 and the consolidated statements of operations, deficit and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in accordance with Canadian generally accepted accounting principles.

/s/ KPMG LLP

Chartered Accountants

Montréal, Canada

March 13, 2007

OPTIMAL GROUP INC.

Consolidated Financial Statements

Three years ended December 31, 2006

(expressed in U.S. dollars)

Financial Statements

Consolidated Balance Sheets	43
Consolidated Statements of Operations	44
Consolidated Statements of Deficit	45
Consolidated Statements of Cash Flows	46
Notes to Consolidated Financial Statements	47

OPTIMAL GROUP INC.
Consolidated Balance Sheets
December 31, 2006 and 2005
(expressed in thousands of U.S. dollars)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$103,922	$98,236
Cash held as reserves	18,960	22,722
Short-term investments (note 7)	71,621	82,361
Short-term investments held as reserves (note 7)	3,110	3,014
Settlement assets	7,061	20,727
Accounts receivable (note 8)	5,600	4,681
Income taxes receivable and refundable investment tax credits	1,025	1,055
Prepaid expenses and deposits	1,119	1,006
Future income taxes (note 20)	2,192	2,016
Current assets related to discontinued operations	1,506	10,944
	216,116	246,762

Long-term receivables (note 9)	3,144	3,528
Property and equipment (note 10)	2,121	2,660
Goodwill and other intangible assets (note 11)	106,041	117,090
Future income taxes (note 20)	2,692	1,116
Other asset (note 5)	10,423	10,462
Long-term assets related to discontinued operations	–	3,848

	$340,537	$385,466
Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness (note 12)	$8,581	$8,390
Customer reserves and security deposits	61,897	112,422
Accounts payable and accrued liabilities (note 13)	21,399	21,796
Income taxes payable	5,573	9,003
Future income taxes (note 20)	382	836
Current liabilities related to discontinued operations	1,963	7,062
	99,795	159,509
Non-controlling interest	16,392	12,926
Future income taxes (note 20)	4,968	9,741
Shareholders' equity:
Share capital (note 14)	202,252	195,149
Additional paid-in capital (note 15 (d))	23,169	25,884
Deficit	(4,555)	(16,259)
Cumulative translation adjustment	(1,484)	(1,484)
	219,382	203,290

Commitments and contingencies (note 16)
Subsequent event (note 27)
	$340,537	$385,466
See accompanying notes to consolidated financial statements.
Approved by the Board of Directors
/s/ HOLDEN L. OSTRIN Director /s/ NEIL S. WECHSLER Director

OPTIMAL GROUP INC.
Consolidated Statements of Operations
Three-year period ended December 31, 2006
(expressed in thousands of U.S. dollars, except per share amounts)

	2006	2005	2004

Revenues	$191,893	$144,898	$51,491

Expenses:
Transaction processing	94,906	67,495	23,866
Selling, general and administrative	47,553	35,689	13,526
Amortization of intangibles pertaining to transaction processing	12,129	7,833	1,791
Amortization of property and equipment	1,520	1,324	1,030
Stock-based compensation pertaining to selling, general and administrative (note 19 (b))	1,707	20,191	4,394
Research and development (note 18)	3,388	2,659	1,511
Operating leases	1,498	1,103	623
Restructuring costs (note 19 (a))	1,581	3,299	-
Impairment loss (note 11)	1,910	-	-
	166,192	139,593	46,741

Earnings from continuing operations before undernoted items	25,701	5,305	4,750

Investment income	8,388	2,973	731
Gain on sale of interest in FireOne (note 5)	–	30,411	–

Earnings from continuing operations before income taxes and non-controlling interest	34,089	38,689	5,481

Income tax provision (note 20)	(1,070)	(11,388)	(1,486)

Earnings from continuing operations before non-controlling interest	33,019	27,301	3,995

Non-controlling interest	(6,934)	(4,181)	–

Earnings from continuing operations	26,085	23,120	3,995

Loss from discontinued operations, net of income taxes (note 6 (b) (i))	(9,023)	(22,355)	(17,412)

(Loss) gain on disposal of net assets from discontinued operations, net of income taxes (note 6 (b) (i))	(4,283)	(188)	4,164

Net earnings (loss)	$12,779	$577	$(9,253)

Weighted average number of shares:
Basic	23,628,604	22,869,401	20,289,670
Plus impact of stock options and warrants	1,810,527	2,475,219	136,607

Diluted	25,439,131	25,344,620	20,426,277

Earnings (loss) per share:
Continuing operations:
Basic	$1.10	$1.01	$0.19
Diluted	1.03	0.91	0.19
Discontinued operations:
Basic	(0.56)	(0.98)	(0.65)
Diluted	(0.53)	(0.89)	(0.65)
Net:
Basic	0.54	0.03	(0.46)
Diluted	0.50	0.02	(0.46)

See accompanying notes to consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Deficit
Three-year period ended December 31, 2006
(expressed in thousands of U.S. dollars)

	2006	2005	2004

Deficit, beginning of year	$(16,259)	$(16,583)	$(7,330)

Net earnings (loss)	12,779	577	(9,253)

Excess of purchase price over book value of shares (note 14)	(1,075)	(253)	-

Deficit, end of year	$(4,555)	$(16,259)	$(16,583)

See accompanying notes to consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Cash Flows
Three-year period ended December 31, 2006
(expressed in thousands of U.S. dollars)

	2006	2005	2004

Cash flows from (used in) operating activities:
Net earnings (loss)	$12,779	$577	$(9,253)
Add: loss from discontinued operations	9,023	22,355	17,412
loss (gain) on disposal of net assets from discontinued operations	4,283	188	(4,164)
Net earnings from continuing operations	26,085	23,120	3,995
Adjustments for items not affecting cash:
Non-controlling interest	6,934	4,181	-
Amortization	13,649	9,157	2,821
Future income taxes	(7,106)	3,035	1,311
Stock-based compensation	1,707	20,191	4,394
Foreign exchange	(390)	559	(828)
Impairment loss	1,910	-	-
Write-down of property and equipment	301	-	-
Gain on sale of interest in FireOne	-	(30,411)	-
Net change in operating assets and liabilities (note 24 (a))	(37,855)	33,525	4,954
	5,235	63,357	16,647
Cash flows from (used in) financing activities:
Proceeds from exercise of RSUs in FireOne	24	16	-
Increase (decrease) in bank indebtedness	159	(480)	(3,328)
Payment of dividend by FireOne to minority interest	(4,796)	-	-
Repurchase of Class “A” shares	(2,264)	(436)	-
Proceeds from issuance of Class "A" shares	5,172	7,508	482
	(1,705)	6,608	(2,846)

Cash flows from (used in) investing activities:
Purchase of property, equipment and intangible assets	(4,272)	(2,050)	(1,264)
Proceeds from maturity of short-term investments	10,740	5,852	9,242
Proceeds from note receivable	384	138	33
Proceeds from sale of interest in FireOne	-	44,146	-
Cash acquired on acquisition of Terra	-	-	32,880
Acquisition of NPS, net of cash of $126	-	(3,000)	(12,006)
Acquisition of MCA, including acquisition costs of $49	-	(3,722)	-
Acquisition of UBC, including acquisition costs of $277	-	(44,277)	-
Acquisition of Moneris, including acquisition costs of $266	-	(18,266)	-
Proceeds from disposal of business	-	-	30,194
Proceeds from disposal of EBS	-	-	3,974
Transaction costs	-	(6,553)	(1,389)
Decrease (increase) in cash held in escrow	-	3,536	(3,536)
	6,852	(24,196)	58,128

Effect of exchange rate changes on cash and cash equivalents during the year	423	(169)	1,776
Cash flows of discontinued operations (revised - see note 26):
Operating cash flows	(5,032)	(10,041)	(8,561)
Investing cash flows	(87)	(260)	(6,419)
	(5,119)	(10,301)	(14,980)

Net increase in cash and cash equivalents	5,686	35,299	58,725

Cash and cash equivalents, beginning of year	98,236	62,937	4,212

Cash and cash equivalents, end of year	$103,922	$98,236	$62,937

Supplemental disclosure of cash flow information (note 24).
See accompanying notes to consolidated financial statements.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

1.	Nature of operations:

Optimal Group Inc. (the "Company") is incorporated under the Canada Business Corporations Act. The Company's business activities consist of providing payment processing services.

2.	Basis of presentation:

As a result of the sale of the hardware maintenance and repair services business segment and the sale of U-Scan® self-checkout business referred to in note 6 (b), the results of discontinued operations are included in the net earnings (loss), but presented separately under discontinued operations for current and prior years. The balance sheet separately presents the current and long-term assets and liabilities related to the discontinued operations for the current and prior years.

3.	Significant accounting policies:

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP"). These principles conform, in all material respects, with U.S. GAAP, except as described in note 25. The significant accounting policies of the Company are summarized as follows:

(a)	Principles of consolidation:

These consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and its 75.9% owned subsidiary, FireOne Group plc. All intercompany balances and transactions have been eliminated on consolidation.

(b)	Cash and cash equivalents:

Cash and cash equivalents consist of cash on hand and balances with financial institutions, and highly liquid debt instruments with original terms to maturity of three months or less.

(c)	Short-term investments:

Short-term investments include investments with maturities of less than a year. Investments are carried at the lower of amortized cost and market value.

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

Three-year period ended December 31, 2006

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

Customer reserves and security deposits include balances required from merchants to provide for amounts for which the Company would be entitled to reimbursement under its contractual arrangements. Customer reserves and security deposits relate to merchant collateral and outstanding payments due to merchants and customers.

(g)	Research and investment tax credits:

Research and investment tax credits are recorded as a reduction of the related expense or the cost of the assets acquired. Tax credits are given recognition when reasonable assurance exists that they will be realized.

(h)	Property and equipment:

Property and equipment are recorded at cost. Amortization is provided for over the estimated useful lives of the assets using the straight-line method at the following annual rates:

Computer equipment and software	33% - 50%
Equipment	10% - 33%
Leasehold improvements	Lease term

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

3.	Significant accounting policies (continued):
(i)	Goodwill and other intangible assets:

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

Intangible assets with finite useful lives are amortized using the straight-line method over the following periods:

Customer relationships and service agreements	24 - 84 months
Acquired technology	60 months
Supplier contract	36 - 84 months
Licensing agreement	42 months
ISO/ISA relations	84 months

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

3.	Significant accounting policies (continued):
(i)	Goodwill and other intangible assets (continued):

Other intangible assets (continued):

As at December 31, 2006, estimated amortization expense for each of the next five years is expected to be as follows:

2007	$11,841
2008	11,497
2009	10,289
2010	9,615
2011	9,298

Estimated future amortization expense is based on the amount of other intangible assets recorded as of December 31, 2006. Actual amounts will increase or decrease if additional amortizable intangible assets are acquired or disposed.

(j)	Impairment of long-lived assets:

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

Three-year period ended December 31, 2006

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

The majority of payment service revenues are generated from fees charged to merchants for payment processing services as well as from consumers who utilize the Company's electronic wallet offering. Merchants are charged a discount fee or rate, which is based upon the merchant’s monthly charge volume and risk profile, and this fee is calculated as a percentage of the dollar amount of each transaction. Generally, higher discount rates are charged for card-not-present transactions than for card-present transactions in order to compensate for the higher cost of underwriting and managing the increased chargeback risk associated with such transactions. The balance of payment service revenues are derived from a variety of fixed transaction or services fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. Consumers who utilize the electronic wallet are charged a fixed transaction fee for each deposit made to their account. Discount and other fees related to payment transactions are recognized at the time the merchant’s transactions are processed. Revenues derived from service fees are recognized at the time the service is performed.

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

Three-year period ended December 31, 2006

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

A reserve is maintained for merchant losses to absorb chargebacks and other losses for merchant transactions that have been previously processed and on which revenues have been recorded. Management analyzes the adequacy of its reserve for merchant losses in each reporting period. The reserve for merchant losses comprises specifically identifiable reserves for merchant transactions for which losses can be estimated and an estimate of loss in the remaining portfolio based on experience.

The reserve for losses on merchant accounts is decreased by merchant losses (arising from chargebacks) and is increased by provisions for merchant losses, net of any recoveries. The net charge for the provision for merchant losses is included in "Selling, general and administrative" expenses in the consolidated statements of operations. As at December 31, 2006 and 2005, the reserve for losses on merchant accounts is included in "Accounts payable and accrued liabilities".

(n)	Foreign currency translation:

The functional currency of the Company is the U.S. dollar and, accordingly, the financial statements have been prepared in U.S. dollars. Monetary assets and liabilities of the Canadian and foreign operations denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates of exchange prevailing at the balance sheet dates. Other assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate of exchange prevailing when the assets were acquired or the liabilities incurred. Revenues and expenses denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the average rate of exchange in effect for the period during which the transaction occurred. Foreign exchange gains and losses are included in the determination of net earnings (loss).

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

3.	Significant accounting policies (continued):
(o)	Stock-based compensation:

Effective January 1, 2003, the fair value-based method is used to account for all transactions whereby goods and services are received in exchange for stock-based compensation and other stock-based payments. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award's vesting periods, with a credit to additional paid-in capital. Previously, the Company applied the settlement method of accounting for employee stock options. Under the settlement method, any consideration paid by employees on the exercise of stock options was credited to share capital and no compensation expense was recognized.

(p)	Research and development expenses:

Research costs, which include all costs incurred to establish technological feasibility, are charged to operations in the period in which they are incurred. Once technological feasibility has been established, development costs are evaluated for deferral and subsequent amortization over the estimated period of benefit. As at December 31, 2006 and 2005, the Company had no deferred development costs.

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

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

3.	Significant accounting policies (continued):
(s)	Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Significant areas requiring the use of management estimates and assumptions include determining the allowance for doubtful accounts and reserves for losses on merchant accounts, estimating the useful lives of long-lived assets, including property and equipment and intangible assets, estimating the fair value of identifiable intangibles acquired in a business acquisition, estimating stock-based compensation costs, as well as assessing the recoverability of goodwill, long-lived assets, research and development tax credits receivable, future tax assets and the resolution of contingent liabilities. The reported amounts and note disclosures are determined to reflect the most probable set of economic conditions and planned courses of action. Financial results as determined by actual events could differ from those estimates.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

4.	Enactment of United States Unlawful Internet Gambling Enforcement Act of 2006 (continued):

Upon the enactment of the Act, the Company immediately ceased processing settlement transactions originating from United States consumers that may be viewed as related to online gambling, which represented approximately 81% of the Company's total gaming payment processing services segment revenue for the year ended December 31, 2006 (refer to note 21). The Company may not be able to identify and engage in other opportunities that will offset the lost revenue. The enactment of the Act has had and will have a significant negative impact on the Company's results as follows:

Impairment of intangible assets and goodwill:

As a result of the enactment of the Act and the resulting significant negative impact on the business, the Company performed its impairment testing for long-lived assets and goodwill at September 30, 2006 and, as a result, an impairment loss of $1,910 related to customer relationships was recorded. The impairment loss represents the estimated amount by which the carrying amount of this asset exceeded its fair value. The fair value was determined using cash flow projections prepared by management. The impairment test analysis was updated as at December 31, 2006, and no further impairment charges were considered necessary.

The Company also tested the gaming payment processing services segment for goodwill impairment at September 30, 2006 and December 31, 2006. As a result of the enactment of the Act, the segment's earnings forecast was revised. The fair value of the segment was estimated using the expected present value of future cash flows. Management determined there was no impairment in the goodwill related to this segment at September 30, 2006 and December 31, 2006.

Estimated future cash flows were discounted using a rate reflecting the uncertainty inherent in the continuing operations and the time value of money. Cash flow projections were based on management’s estimates of expected cash flows from ongoing operations.

Restructuring:

The Company embarked upon a restructuring of its operations and cost base and as a result recorded a restructuring charge in the amount of $1,581 for associated costs, consisting primarily of employee termination benefits and costs of leased premises no longer utilized. Of this amount, $601 remained in accounts payable and accrued liabilities on the consolidated balance sheet at December 31, 2006.

The Company continues to offer its multi-currency credit and debit card and electronic wallet processing to the online gambling industry originating from non-U.S. consumers and not prohibited by the Act.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

5.	FireOne Group plc:

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

As a result of the internal reorganization to transfer the payments processing business related to online gaming to FireOne and its subsidiaries, the Company incurred a tax charge of $13,732, of which approximately $2,400 represented taxes currently payable and the remainder represented the utilization of future tax assets and investment tax credits previously recognized. Taxes paid or incurred as a result of the transfer of net assets to FireOne and its subsidiaries have been recorded as an "Other asset" in the consolidated balance sheets and would be recognized when the Company's interest in FireOne is transferred, by sale or otherwise, outside of the consolidated group.

As at December 31, 2006, the balance of Other asset, net of amortization, is $10,423. In 2005, the Company amortized $3,270 of this asset as a future tax expense as a result of the sale of a 20% interest held by the Company referred to above, and the vesting of the restricted shares units issued by FireOne as discussed in note 15 (c). In fiscal 2006, the Company amortized a further $39 of this Other asset as a future tax expense and recorded a dilution loss of $148, which is included in "Non-controlling interest" in the consolidated statements of operations. The Company's interest in FireOne was effectively diluted to 75.9% from the original 80%, as a result of the vesting of the restricted share units issued by FireOne and the issuance of restricted share units as a dividend equivalent, as discussed in note 15 (c).

On December 22, 2006, Optimal Acquisition Inc., a wholly-owned subsidiary of the Company, made an offer to acquire all the issued and to be issued ordinary shares of FireOne at a price of £0.60 per share, representing a cash consideration of approximately $16,400 (refer to Subsequent event note 27).

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

6.	Business acquisitions and disposals:
(a)	Acquisitions:
(i)	2005 Acquisitions:

In 2005, Optimal Payments Inc., ("OPI") a wholly-owned subsidiary of the Company, made the following acquisitions:

(a)

On January 1, 2005, OPI acquired the operating assets of Merchant Card Acceptance Corp. and its affiliated companies, Precision Management Consulting Inc. and Merchant Card Interactive Corp. (collectively, "MCA"), for cash consideration of $3,722. The agreement also provides for a contingent consideration of approximately $858 (CA$1,000) based on the attainment of specified operational targets. The amount of any contingent consideration paid would be recognized as an addition to goodwill. MCA is an independent sales organization providing Canadian-based merchants with credit card and Interac PIN-based debit card acceptance.

(b)

On May 6, 2005, OPI acquired a portfolio of merchant processing from United Bank Card Inc., ("UBC") for cash consideration of $44,277. Pursuant to the agreement, UBC has guaranteed the Company a minimum contribution margin applicable to each of the fifteen quarters following the closing date. UBC is required to maintain an irrevocable revolving standby letter of credit, to serve as collateral for the above guarantee. The original amount of the revolving standby letter of credit of $10,000 has been reduced to $2,500 as of December 31, 2006, and will continue to be reduced semi-annually up to June 2008, at which point it will be eliminated. In addition, UBC’s shareholder has provided a personal guarantee as additional security for maintaining the minimum contribution margin under the agreement. The original personal guarantee was $2,500, but has been increased to $7,000 as of December 31, 2006, and will increase semi-annually up to $8,500 by June 2008. UBC will continue to perform certain customer service obligations at no cost for a period of three years, for a fixed monthly fee per merchant in the third year and for a fee to be negotiated thereafter.

(c)	On October 6, 2005, OPI acquired a portfolio of U.S. merchant processing contracts and associated sales channel contracts from Moneris Solutions Inc., ("Moneris") for cash consideration of $18,266.

All of the above acquisitions related to the payment processing services segment.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

6.	Business acquisitions and disposals (continued):
(a)	Acquisitions (continued):
(i)	2005 Acquisitions (continued):

The acquisition of MCA was accounted for by using the purchase method and the acquisitions of UBC and Moneris were accounted for as acquisition of assets. The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

	MCA	UBC	Moneris	Total

Assets acquired:
Property and equipment	$145	$–	$–	$145
Inventory	23	–	–	23
Supplier contract	779	–	–	779
Customer relationships	–	43,777	11,086	54,863
Customer service agreement	–	500	–	500
ISO/ISA relationships	–	–	7,180	7,180
Goodwill	2,775	–	–	2,775

	$3,722	$44,277	$18,266	$66,265

(ii)	2004 Acquisitions:

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

6.	Business acquisitions and disposals (continued):
(a)	Acquisitions (continued):
(ii)	2004 acquisitions (continued):

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

6.	Business acquisitions and disposals (continued):
(a)	Acquisitions (continued):
(ii)	2004 acquisitions (continued):

Terra Payments Inc. (continued):

The per share value of the Class "A" shares issued as consideration for the business acquisition was $8.48, which was determined using the Company’s average closing share price on NASDAQ over a reasonable period before and after the date the terms of the business combination were agreed to and announced.

The Company assumed 1,587,058 stock options and warrants having a fair value of $5,877, or a weighted average fair value of $3.70 per share, relating to Terra's outstanding stock options and warrants. This also represents 0.4532 stock option or warrant of the Company for each stock option or warrant of Terra. The fair value of the vested stock options and warrants of $3,202 is included in the purchase consideration. The remaining $2,675, representing the fair value of the unvested stock options, was recorded as deferred compensation cost and was being amortized over the vesting periods. As a result of the accelerated vesting of all outstanding options in 2005, discussed in note 19 (b) (ii) for the year ended December 31, 2005, $1,807 (2004 - $868) was amortized as stock-based compensation in the consolidated statements of operations. As of December 31, 2006 and 2005, the unamortized deferred compensation cost is nil as all Terra options have vested.

The fair values were determined using the Black-Scholes option pricing model using the following weighted average assumption:

Expected volatility	69.8%
Expected life in years	2.9
Risk-free interest rate	2%
Expected dividend rate	0%

Supplementary information:

The following unaudited pro forma financial information reflects the consolidated results of operations as if the acquisition of Terra had taken place on January 1, 2004. The pro forma financial information is not necessarily indicative of the results of operations as it would have been, had the transactions been reflected on the assumed date. No effect has been given for synergies that may have been realized through the acquisition.

2004

Pro forma revenues	$103,188
Pro forma net loss	(6,704)
Pro forma diluted loss per share	(0.33)

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

6.	Business acquisitions and disposals (continued):
(a)	Acquisitions (continued):
(iii)	2004 - Other acquisitions:
(a)	On February 27, 2004, the Company acquired the net assets of the hardware service division of Systech Retail Systems (“Systech”) for cash consideration of $3,465.
(b)	On July 1, 2004, the Company acquired National Processing Services LLC (“NPS”), a registered VISA® and Mastercard®, independent sales organization, for total consideration of $15,132.

The acquisitions of Systech and NPS were accounted for using the purchase method. The following table summarizes the estimated fair value of the assets and liabilities assumed at the date of acquisition:

	Systech	NPS	Total

Assets acquired:
Cash	$–	$126	$126
Accounts receivable	1,428	4	1,432
Inventory	750	37	787
Prepaid expenses and deposits	65	12	77
Property and equipment	1,082	21	1,103
Customer contracts and customer relationships	612	3,523	4,135
Supplier Contract	–	597	597
Goodwill	4,258	10,818	15,076
	8,195	15,138	23,333

Liabilities assumed:
Accounts payable and accrued liabilities	1,441	6	1,447
Obligations under capital leases	808	–	808
Deferred revenue	2,481	–	2,481
	4,730	6	4,736

Net assets acquired	$3,465	$15,132	$18,597

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

6.	Business acquisitions and disposals (continued):
(b)	Disposals:
(i)	Sale of hardware maintenance and repair services segment and U-Scan® self-checkout business:

Effective September 30, 2006, the Company sold its Canadian hardware maintenance and repair services segment for cash consideration of $200. On June 30, 2005, the Company sold the net assets relating to the U.S. operations of Systech, comprised mainly of inventory and customer contracts, for cash consideration of $777. These divestitures are in accordance with the Company’s strategy of identifying opportunities that can generate superior returns while selling assets that do not generate acceptable returns.

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

The sale of the U-Scan® self-checkout business was consistent with the Company’s then strategy to reposition the business as a payments and services leader. As a result of weak capital spending environment for retail technology and a significantly more competitive landscape in the self-checkout business, which negatively impacted sales, gross margins and overall financial results, the Company decided to exit this business and focus on building a payments and services business.

The results of operations for these business segments are included in discontinued operations on the consolidated statement of operations, and the remaining assets and liabilities of the segment are classified as discontinued in the consolidated balance sheets.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

6.	Business acquisitions and disposals (continued):
(b)	Disposals (continued):
(i)	Sale of hardware maintenance and repair services segment and U-Scan® self-checkout business (continued):

The following table summarizes the book value of the assets and liabilities at September 30, 2006, June 30, 2005 and April 8, 2004 relating to the businesses sold by the Company:

	September 30, 2006	June 30, 2005	April 8, 2004

Current assets:
Accounts receivable	$3,733	$12	$8,194
Inventories	2,074	743	17,915
Prepaid expenses and deposits	807	-	169
	6,614	755	26,278

Long-term assets:
Property and equipment	2,546	67	3,937
Intangible assets	-	143	3,500
	2,546	210	7,437

Current liabilities:
Accounts payable and accrued liabilities	4,014	–	2,895
Deferred revenues	395	–	7,132
Obligations under capital lease	268	–	–
	4,677	-	10,027

Net assets sold	4,483	965	23,688

Proceeds from sale	200	777	30,194

Gain (loss) on sale of net assets before income taxes	(4,283)	(188)	6,506

Income taxes	-	-	2,342

Net gain (loss) on sale of net assets	$(4,283)	$(188)	$4,164

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

6.	Business acquisitions and disposals (continued):
(b)	Disposals (continued):
(i)	Sale of hardware maintenance and repair services segment and U-Scan® self-checkout business (continued):

The results of operations of these businesses for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Revenue	$25,879	$41,461	$58,776

Costs and expenses:
Service costs and cost of sales	21,767	34,511	46,818
Selling, general and administrative	6,954	9,044	17,058
Amortization of property, equipment and intangibles	259	1,826	2,945
Stock-based compensation	-	2,212	1,342
Operating leases	1,825	3,169	3,243
Foreign exchange	333	721	827
Impairment losses	-	12,447	-
Restructuring	3,414	266	1,322
Inventory write-down	-	-	2,931
	34,552	64,196	76,486

Loss before income taxes	(8,673)	(22,735)	(17,710)

Income tax (provision) recovery	(350)	380	298

Net loss from discontinued operations	$(9,023)	$(22,355)	$(17,412)

The results of operations include management assumptions and adjustments related to cost allocations which are inherently subjective.

(ii)	Disposal of investment in ebs Electronic Billing Systems AG:

In May 2004, the Company sold its investment in ebs Electronic Billing Systems AG ("EBS") to EBS' majority shareholder for a net cash consideration of $3,974, which was the fair value of the investment recorded by the Company upon the acquisition of Terra at April 6, 2004. Accordingly, there was no gain or loss on this transaction.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

7.	Short-term investments:

	2006	2005

Notes denominated in U.S. dollars with a weighted average effective yield of 4.95% (2005 - 3.91%), maturing between January 11, 2007 and April 3, 2007 (2005 - matured between February 2, 2006 and December 29, 2006)	$71,621	$82,361

Held as reserves

Notes denominated in U.S. dollars with a weighted average effective yield of 5.11% (2005 - 3.96%), maturing between January 31, 2007 and June 30, 2007 (2005 - matured on January 16, 2006 and March 29, 2006)	$3,110	$3,014

8.	Accounts receivable:

	2006	2005

Trade accounts receivable	$4,262	$3,529
Accrued interest	674	288
Other	664	864

	$5,600	$4,681

9.	Long-term receivables:

Included in long-term receivables is the net present value of an interest-free note received on the sale of certain assets in fiscal 2002. The repayment terms require monthly payments equal to 10% of the debtor’s sales. In addition, long-term receivables also include a loan receivable from a merchant, which bears interest at 10% per annum, is unsecured and is repayable at the earliest in June 2008. The Company has an option to convert this loan into common shares of the merchant.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

10.	Property and equipment:

	2006	2005

Cost:
Equipment	$441	$295
Computer equipment and software	3,772	3,002
Leasehold improvements	1,414	1,349
	5,627	4,646

Accumulated amortization:
Equipment	216	123
Computer equipment and software	2,576	1,363
Leasehold improvements	714	500
	3,506	1,986

Net book value	$2,121	$2,660

The net book value of assets held under capital leases, which consist of computer equipment, was nil at December 31, 2006 (December 31, 2005 - $103). Amortization expense related to assets under capital leases was $103 in 2006 (2005 - $258 and 2004 - $399).

11.	Goodwill and other intangible assets:

December 31, 2006
	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$49,243	$–	$49,243
Customer relationships and service agreements	63,324	15,331	47,993
Acquired technology	4,520	2,486	2,034
ISO/ISA relations	7,180	1,282	5,898
Supplier contract	1,376	732	644
Licensing agreement	240	11	229

	$125,883	$19,842	$106,041

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

11.	Goodwill and other intangible assets (continued):

December 31, 2005
	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$49,243	$–	$49,243
Customer relationships and service agreements	64,395	7,398	56,997
Acquired technology	4,520	1,582	2,938
ISO/ISA relations	7,180	256	6,924
Supplier contract	1,376	388	988

	$126,714	$9,624	$117,090

Changes in goodwill and other intangible assets were as follows:

		Customer
		relationships
		and service	Acquired	ISO/ISA	Supplier	Licensing
	Goodwill	agreements	technology	relations	contract	agreement	Total

Balance, December 31, 2004	$46,468	$7,909	$3,842	$–	$554	$–	$58,773

Acquisitions:
MCA	2,775	–	–	–	779	–	3,554
UBC	–	44,277	–	–	–	–	44,277
Moneris	–	11,086	–	7,180	–	–	18,266
Other	–	53	–	–	–	–	53

Amortization	–	(6,328)	(904)	(256)	(345)	–	(7,833)

Balance, December 31, 2005	49,243	56,997	2,938	6,924	988	–	117,090

Acquisitions:
Other	–	2,750	–	–	–	240	2,990

Impairment loss	–	(1,910)	–	–	–	–	(1,910)

Amortization	–	(9,844)	(904)	(1,026)	(344)	(11)	(12,129)

Balance, December 31, 2006	$49,243	$47,993	$2,034	5,898	$644	$229	$106,041

The United States Unlawful Internet Gambling Enforcement Act of 2006 resulted in the recognition of an impairment loss for customer relationships of $1,910 (refer to note 4).

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

11.	Goodwill and other intangible assets (continued):

Included in "Other acquisitions" for the year ended December 31, 2006 are the purchase of various merchant payment processing agreements, and a software licensing agreement, entitling the Company to future revenues.

12.	Bank indebtedness:

The Company has credit facilities available in the amount of approximately $11,241 (CA$13,100), which can be utilized in the form of loans, bankers' acceptances or letters of guarantees. At December 31, 2006, the Company utilized $8,581 (CA$10,000) (2005 - $8,390 (CA$9,757)) of the facilities in borrowings and $1,802 (CA$2,100) (2005 - $516 (CA$600)) through the issuance of letters of guarantee. The borrowings are due on demand and bear interest either at the bank's prime rate or the market rate for bankers' acceptances plus an acceptance fee of 0.75% per annum. The facilities are secured by a first ranking moveable hypothec on certain short-term investments.

13.	Accounts payable and accrued liabilities:

	2006	2005

Trade accounts payable	$318	$1,264
Accrued trade liabilities	7,088	5,763
Accrued salaries and benefits	6,211	8,374
Reserve for merchant losses and chargebacks	5,830	4,946
Royalties payable	744	692
Restructuring accrual (note 19 (a))	601	–
Other	607	757

	$21,399	$21,796

14.	Share capital:

The Company’s authorized share capital consists of an unlimited number of Class "A" shares, and Class "B" and Class "C" preference shares.

–	The Class "A" shares are designated as common shares.
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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

14.	Share capital (continued):

Changes in the issued and outstanding share capital are as follows:

	Number of Class "A" shares	Book value

Balance, December 31, 2003	14,936,364	$122,102

Shares issued on acquisition of Terra	7,242,168	61,414
Exercise of stock options	40,841	344
Exercise of warrants	31,724	331

Balance, December 31, 2004	22,251,097	184,191

Exercise of stock options	365,036	3,905
Exercise of warrants	682,793	7,236
Cancellation of shares pursuant to stock buyback program	(21,800)	(183)

Balance, December 31, 2005	23,277,126	195,149

Exercise of stock options	713,073	8,292
Cancellation of shares pursuant to stock buyback program	(141,109)	(1,189)

Balance, December 31, 2006	23,849,090	$202,252

The amounts credited to share capital from the exercise of stock options and warrants in fiscal 2006 include a cash consideration of $5,172 (2005 - $7,508; 2004 - $482), as well as an ascribed value from additional paid-in capital of $3,120 (2005 - $3,633; 2004 - $193).

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

14.	Share capital (continued):

During 2005, 51,800 Class "A" shares were repurchased under the stock buyback program, announced November 7, 2005. The purchase of 21,800 such shares, having a book value of $183, was settled in 2005 for a total consideration of $436, and such shares were cancelled. The excess of the purchase price over book value of the shares in the amount of $253 was charged to the deficit. The remaining 30,000 Class "A" shares were settled and cancelled in January 2006, for a total consideration of $604.

On November 6, 2006, the Board of Directors approved a stock buyback program which authorizes the Company to purchase up to 1,100,000 of its issued and outstanding Class "A" shares. The Company may purchase the Class "A" shares on the open market through the facilities of the Nasdaq National Market over the course of 12 months commencing November 21, 2006 and ending November 21, 2007. All shares purchased under the stock buyback program will be cancelled. During 2006, 141,109 Class "A" shares (including the 30,000 Class "A" shares referred to above) were settled and cancelled for a total consideration of $2,264 and having a book value of $1,189. The excess of the purchase price over book value of the shares in the amount of $1,075 was charged to the deficit.

15.	Stock options and warrants:
(a)	Optimal Group Inc.:

The Company has a stock option plan that provides for the granting of options to employees and directors for the purchase of the Company’s Class "A" shares to be issued from treasury. Options may be granted by the Board of Directors for terms of up to ten years. The Board of Directors establishes the exercise period, vesting terms and other conditions for each grant at the grant date. Options may be granted with exercise prices at the then current market price. Options currently outstanding under the plan expire five years after the date of grant.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

15.	Stock options and warrants (continued):
(a)	Optimal Group Inc. (continued):

Details of outstanding stock options are as follows:

		Weighted
		average
		exercise
	Number of	price
	options	per share

Options outstanding, December 31, 2003	5,000	$6.40

Granted	4,636,926	7.10
Expired/cancelled	(50,000)	7.10
Exercised	(5,000)	6.40

Options outstanding, December 31, 2004	4,586,926	7.10

Expired/cancelled	(21,667)	7.10
Exercised	(190,636)	7.10

Options outstanding, December 31, 2005	4,374,623	7.10

Granted	67,500	9.36
Expired/cancelled	(2,285)	7.10
Exercised	(506,667)	7.10

Options outstanding, December 31, 2006	3,933,171	$7.14

There are 67,500 (2005 - nil) stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the year ended December 31, 2006 because to do so would have been anti-dilutive.

There are 3,865,671 stock options exercisable at December 31, 2006 with a weighted average exercise price per share of $7.10.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

15.	Stock options and warrants (continued):
(a)	Optimal Group Inc. (continued):

The following table summarizes information about the options outstanding and exercisable at December 31, 2006:

		Options outstanding		Options exercisable
	Weighted
	average		Weighted		Weighted
	remaining		average		average
	contractual		exercise		exercise
Exercise	life		price/		price/
price/share:	(years)	Number	share	Number	share

$7.10	2.33	3,865,671	$7.10	3,865,671	$7.10
$9.36	4.97	67,500	9.36	–	–

	2.38	3,933,171	$7.14	3,865,671	$7.10

(b)	Terra Payments Inc.:

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

15.	Stock options and warrants (continued):
(b)	Terra Payments Inc. (continued):

Details of the stock options outstanding under Terra plan as at December 31, 2006 are as follows:

U.S. dollar exercise price			Canadian dollar exercise price
				Weighted average
		Exercise price		exercise price
	Number	per share	Number	per share

Balance, April 6, 2004	217,451	$7.43	611,541	$16.24
Expired/cancelled	–	–	(41,617)	47.96
Exercised	–	–	(35,841)	7.64

Balance, December 31, 2004	217,451	7.43	534,083	14.34

Expired/cancelled	–	–	(35,540)	107.15
Exercised	–	–	(174,400)	6.17

Balance, December 31, 2005	217,451	7.43	324,143	8.56

Expired/cancelled	–	–	(19,317)	10.31
Exercised	(83,338)	7.43	(123,068)	8.84

Balance, December 31, 2006	134,113	$7.43	181,758	$8.19

All of these options were fully vested at December 31, 2005.

All U.S. dollar exercise price options are exercisable at $7.43 per share. The Canadian dollar exercise price options outstanding as at December 31, 2006 are as follows:

Options outstanding
		Weighted
		average	Weighted
		remaining	average
		contractual life	exercise
Range of exercise prices	Number	(years)	price

$3.75 to $5.63	60,207	1.24	$5.21
$6.09 to $8.83	48,178	1.73	7.82
$9.49 to $10.92	73,373	2.03	10.88

	181,758	1.69	$8.19

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

15.	Stock options and warrants (continued):
(b)	Terra Payments Inc. (continued):

These options expire on various dates up to April 2009.

The 134,113 options outstanding with a U.S. dollar exercise price of $7.43 have a remaining contractual life of 2.3 years as at December 31, 2006.

As at December 31, 2006 and December 31, 2005, there were 22,003 and 28,499 warrants outstanding, respectively, with a weighted average exercise price of CA$0.01 and CA$0.01, respectively, and expiring on dates up to March 2008. During fiscal 2006, a total of 6,496 warrants expired.

There are 70,246 (2005 - 577) Terra options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the year ended December 31, 2006 because to do so would have been anti-dilutive.

(c)	FireOne Group plc:

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

In May 2005, FireOne made an initial award of 2,443,750 restricted share units to employees, officers and directors of FireOne and the Company. In November 2005, an additional 56,248 restricted share units were awarded to the non-executive directors of FireOne. As at December 31, 2005, all restricted share units are fully vested (refer to note 19 (b) (ii)). In May 2006, an aggregate of 1,299,000 restricted share units were awarded to directors, officers and employees of FireOne and the Company. These restricted share units had an estimated fair value of $8,049 on the grant date which is being amortized over the vesting period. Since restricted share units are exercisable at a nominal amount, the estimated fair value was determined using FireOne’s share price at the date of grant. The vesting period of these restricted share units is one third on the first anniversary of the award, an additional one third on the second anniversary of the award and the remaining one third on the third anniversary of the award. In addition, in May and August 2006, an aggregate of 73,116 and 126,788 restricted share units, respectively, having a fair value of $460 and $534, were awarded to restricted share unit holders as a dividend equivalent.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

15.	Stock options and warrants (continued):
(c)	FireOne plc (continued):

Changes in restricted share units were as follows:

	RSUs outstanding		Non-vested RSUs
		Weighted		Weighted
		average		average
		fair value		fair value
	Number	per unit	Number	per unit

Restricted share units, December 31, 2004	–	–	–	–

Granted	2,499,998	2.43	–	–
Exercised	(706,331)	2.34	–	–

Restricted share units, December 31, 2005	1,793,667	2.47	–	–

Granted	1,299,000	6.23	1,299,000	6.23
Exercised	(981,517)	2.64	–	–
Expired / cancelled	(78,343)	6.14	(78,343)	6.14
Dividend equivalent	199,904	4.97	111,883	4.93

Restricted share units, December 31, 2006	2,232,711	4.71	1,332,540	6.13

There are 900,171 restricted share units with a weighted average fair value per unit of $2.61 that are exercisable at December 31, 2006. The weighted average remaining contractual life of the restricted share units at December 31, 2006 is approximately 6.0 years. As a result of the Company's acquisition of all of the issued ordinary shares of FireOne held by non-controlling shareholders in February 2007 (see notes 4 and 27), all of the unvested restricted share units became exercisable in accordance with the terms of the award. All of the restricted share units were exercised by the holders in connection with this transaction. In addition, in the first quarter of 2007, the remaining unamortized compensation cost of $6,372 related to unvested restricted share units will be recognized by the Company. No restricted share units remained outstanding subsequent to this transaction.

FireOne also established a stock option plan for employees, directors and officers, which is also administered by the remuneration committee of FireOne. The number of options as well as vesting and performance requirements, if any, are set by the remuneration committee. The exercise price for stock option grants will be based on the average market price of FireOne's ordinary shares for the five days preceding the date of grant. In general, options will expire seven years from date of grant. No options were granted by FireOne in the year ended December 31, 2006.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

15.	Stock option and warrants (continued):
(c)	FireOne (continued):

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

(d)	Changes in additional paid-in capital were as follows:

Balance, December 31, 2003	$5
Options and warrants assumed on Terra acquisition (note 6 (a) (ii))	5,877
Stock-based compensation (note 19 (b))	4,868
Ascribed value credited to share capital from exercise of stock options and warrants (note 14)	(193)

Balance, December 31, 2004	10,557

Stock-based compensation from amortization of compensation cost related to stock options and restricted share units (note 19 (b))	20,596
Ascribed value credited to share capital from exercise of stock options and warrants (note 14)	(3,633)
Ascribed value credited to non-controlling interest from exercise of restricted share units	(1,636)

Balance, December 31, 2005	25,884

Ascribed value credited to share capital from exercise of stock options and warrants (note 14)	(3,120)
Ascribed value credited to non-controlling interest from exercise of restricted share units	(2,296)
Stock-based compensation (note 19 (b))	1,707
Stock dividend of restricted share units issued by FireOne to non-controlling interest	994

Balance, December 31, 2006	$23,169

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

16.	Commitments and contingencies:
(a)	Operating leases:

The Company has entered into operating leases for its premises and certain office equipment. Minimum lease payments are approximately as follows:

2007	$592
2008	535
2009	434
2010	363
2011	68
Thereafter	57

$2,049

In addition, the Company is also responsible for operating costs and taxes under the operating leases.

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

(c)

On March 11, 2005, and again on June 30, 2005, the Company received a letter from Fujitsu claiming recovery of expenses allegedly incurred and forecast by Fujitsu to be incurred in relation to the operation of the Company’s former U-Scan® self-checkout business. In December 2005, the Company was notified by Fujitsu of its intention to arbitrate its claims. In February 2007, Fujitsu initiated arbitration proceedings. After consultation with counsel, the Company believes that there is no basis for these claims and intends to vigorously defend its position. Management is unable to determine the resolution of this matter or estimate the ultimate liability, if any, related thereto. Accordingly, no provision has been made in these financial statements with respect to such claims.

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

Three-year period ended December 31, 2006

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

(g)

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

17.	Guarantees:

As at December 31, 2006, significant guarantees that have been provided to third parties are the following:

(a)

The Company and certain of its subsidiaries have granted letters of guarantee, issued by highly rated financial institutions to third parties to indemnify them in the event the Company does not perform its contractual obligations. As at December 31, 2006, the maximum potential liability under these letters of guarantee was $1,802 (CA$2,100).

As at December 31, 2006 and 2005, the Company recorded no liability with respect to these guarantees, as the Company does not expect to make any payments for the aforementioned items. Management believes that the fair value of the non-contingent obligations to stand ready to perform in the event that specified triggering events or conditions occur approximates the cost of obtaining the letters of guarantee.

(b)	The Company entered into an agreement to indemnify FireOne for the payment of certain tax liabilities of FireOne and its subsidiaries, if any, resulting from the reorganization referred to in note 5.

18.	Research and development expenses:

	2006	2005	2004

Gross research and development expenses	$3,586	$3,315	$2,242
Less research tax credits	(198)	(656)	(731)

	$3,388	$2,659	$1,511

19.	Other charges:
(a)	Restructuring costs and inventory write-downs:

As a result of the enactment of United States Unlawful Internet Gambling Enforcement Act of 2006 on October 13, 2006, the Company immediately ceased processing settlement transactions originating from United States consumers and embarked upon a restructuring of its operations and cost base. A restructuring charge in the amount of $1,581, for associated costs such as employee termination benefits and costs of leased premises no longer utilized, was recorded. As at December 31, 2006, $601 was included in “Accounts payable and accrued liabilities” in the consolidated balance sheet.

In addition, during 2006, restructuring costs of $3,414 were incurred related to the discontinued operations of the hardware maintenance and repair services segment. The restructuring costs related primarily to employee termination benefits, inventory write-offs, costs of leased premises no longer utilized, and facility closure costs. As of December 31, 2006, $238, related primarily to employee termination benefits, was included in “Current liabilities related to discontinued operations” in the consolidated balance sheet.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

19.	Other charges (continued):
(a)	Restructuring costs and inventory write-downs (continued):

During the fourth quarter of 2005, the Company incurred charges of $3,299, representing the cost of financial obligations pursuant to an employment contract with a former senior executive. As at December 31, 2005, an accrual for this cost was included in “Accounts payable and accrued liabilities”, and was fully paid in fiscal 2006. In addition, $266 for severance costs were incurred to reorganize the operations of the hardware maintenance and repair services segment to improve efficiencies. This segment is currently included in discontinued operations. These severance costs were fully paid in fiscal 2005.

During 2004, restructuring costs of $923 were recorded as a result of efficiency initiatives undertaken that related to the hardware maintenance and repair services segment. This segment is presently included in discontinued operations. The restructuring costs related primarily to workforce reduction. In addition, $399 of facility closure costs were incurred relating to the discontinued U.S. operations of Systech. As at December 31, 2004, $800 for workforce reduction costs were included in "Accounts payable and accrued liabilities" in the consolidated balance sheets. All of these costs were fully paid in fiscal 2005. This segment is presently included in discontinued operations.

Inventory write-downs of $2,931 were recorded during fiscal 2004 for service parts inventory that were deemed to be no longer of use to the Company in light of the realignment of the hardware maintenance and repair services segment. This segment is presently included in discontinued operations.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

19.	Other charges (continued):
(b)	Stock-based compensation:
(i)	Stock-based compensation expense in the consolidated statements of operations was comprised of:

	2006	2005	2004

Expense related to options granted in 2006	$30	$–	$–
Expense related to options granted in 2004	–	14,516	4,868
Expense related to FireOne restricted stock unit plan	1,677	6,080	–
Amortization of deferred compensation (note 6 (a) (ii))	–	1,807	868

	$1,707	$22,403	$5,736

	2006	2005	2004

Presentation:
Continuing operations	$1,707	$20,191	$4,394
Discontinued operations	–	2,212	1,342

	$1,707	$22,403	$5,736

The fair value of stock options granted was determined at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	2006	2005	2004

Expected volatility	50.9%	NA	69.4%
Expected life in years	5	NA	5
Risk-free interest rate	4.5%	NA	3.4%
Expected dividend rate	0%	NA	0%

The weighted average fair value of 67,500 (2004 - 4,636,926) stock options granted in fiscal 2006 was $4.64 (2004 - $4.25) per option.

(ii)

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

19.	Other charges (continued):
(b)	Stock-based compensation (continued):
(ii)	(continued):

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

20.	Income taxes:

The income tax provision differs from the amount computed by applying the combined Canadian federal and Québec provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

	2006	2005	2004

Earnings from continuing operations before income taxes and non-controlling interest	$34,089	$38,689	$5,481

Combined Canadian federal and provincial income taxes at 32% (2005 - 31% and 2004 - 31%)	$10,915	$12,001	$1,700
Foreign exchange(1)	(342)	(384)	(961)
Utilization of previously unrecognized tax assets and non-taxable portion of gain on FireOne in 2005	(3,758)	(10,012)	–
Change in valuation allowance	(1,789)	1,262	(30)
Difference in tax rates	(4,599)	(214)	8
Stock-based compensation not deductible for tax	397	5,904	1,363
Permanent differences and other	207	(439)	(594)
Amortization of other asset	39	3,270	–

Income tax provision of continuing operations	$1,070	$11,388	$1,486

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

20.	Income taxes (continued):

(1)

For purposes of calculating the income tax provision of the Company, a tax liability (recovery) is recognized on foreign exchange gains or losses which arise on the conversion into Canadian dollars of the net monetary assets denominated in U.S. dollars; such conversion is required for tax purposes. As these financial statements are presented in U.S. dollars, these foreign exchange gains or losses do not impact earnings (loss) before income taxes, even though the income tax provision would include a tax effect for these items. Future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar will change the amount of the foreign exchange gains or losses and, thus, the provision for income or recovery taxes thereon.

The provision for income taxes from continuing operations is composed of the following:

	2006	2005	2004

Current income taxes	$8,176	$8,353	$175
Future income taxes	(7,106)	3,035	1,311

	$1,070	$11,388	$1,486

Income tax expense has been based on the following components of earnings (loss) before income taxes from continuing operations and non-controlling interest:

	2006	2005	2004

Domestic	$(3,567)	$14,725	$4,781
Foreign	37,656	23,964	700

	$34,089	$38,689	$5,481

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

20.	Income taxes (continued):

The future income tax balances are summarized as follows:

	2006	2005

Future income tax assets (liabilities):
Property and equipment	$166	$572
Intangible assets	1,678	–
Non-capital losses	15,017	12,572
Capital losses	1,049	2,209
Research and development expenses	634	620
Reserves	2,198	2,016
Foreign exchange and other	1,064	572
	21,806	18,561

Less valuation allowance	(15,081)	(16,870)
	6,725	1,691

Research and development tax credits	(240)	(1,904)
Intangible assets and other	(6,951)	(7,232)
	(7,191)	(9,136)

Net future income tax asset (liability)	$(466)	$(7,445)

Presented as:
Current assets	$2,192	$2,016
Long-term assets	2,692	1,116
Current liabilities	(382)	(836)
Long-term liabilities	(4,968)	(9,741)

	$(466)	$(7,445)

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future income tax assets will be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income and/or tax planning strategies.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

20.	Income taxes (continued):

The Company has losses carryforward and unclaimed research and development expenses available to reduce federal taxable income. These losses expire as follows:

	U.S.	Canada

Loss carryforward:
Expiry between 2007 - 2014	$–	$11,601
Expiry 2015 - 2017	345	8,092
Expiry 2018 - 2026	12,343	13,495

	$12,688	$33,188

	Federal	Provincial

Research and development expenses (Canada):
Available indefinitely	$1,823	$2,420

21.	Segmented information:

In 2006, the Company operated in two processing segments, namely gaming payment services and payment services. Upon enactment of the Act, the Company immediately ceased processing settlement transactions originating from the United States’ consumers that may be viewed as related to online gambling, which represented approximately 81% of the Company’s total gaming payment processing services segment revenue for the year ended December 31, 2006 (refer to note 4). On December 15, 2006, the Company announced that Optimal Acquisition Inc., a wholly-owned subsidiary, would make an offer to acquire all of the issued and to be issued outstanding shares of FireOne (see note 27). As a result, the Company will reorganize its activities into one segment beginning January 1, 2007, being payment processing services.

In 2005, the Company operated in three segments that included hardware maintenance and repair services. The net results of this segment are reported as discontinued operations. Comparative figures have been reclassified to conform with this new presentation. Transaction processing costs, administrative expenses and other fees charged amongst the segments are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the parties. Management measures the results of operations based on segment income before income taxes adjusted for certain non-cash and non-recurring items provided by each business segment.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

21.	Segmented information (continued):
(a)	Information on the operating segments is as follows:

	Payment processing
	Gaming
	payment	Payment	Eliminations/
	services	services	Unallocated	Consolidated

Year ended December 31, 2006:

Revenues	$84,151	$115,092	$(7,350)	$191,893

Transaction processing	29,166	69,128	(3,388)	94,906
Selling, general and administrative	19,378	32,457	(4,282)	47,553
Research and development	506	2,882	–	3,388
Operating leases	243	1,255	–	1,498
	34,858	9,370	320	44,548

Stock-based compensation	1,068	639	–	1,707
Impairment	1,910	–	–	1,910
Amortization	860	12,777	12	13,649
	31,020	(4,046)	308	27,282

Restructuring	(1,217)	(364)	–	(1,581)
Investment income	4,689	3,699	–	8,388

Earnings (loss) from continuing operations before income taxes and non-controlling interest	34,492	(711)	308	34,089

Income tax (provision) recovery	(6,141)	5,229	(158)	(1,070)
Non-controlling interest	(6,934)	–	–	(6,934)

Earnings from continuing operations	21,417	4,518	150	26,085

Loss from discontinued operations	–	–	(9,023)	(9,023)
Loss on disposal of net assets from discontinued operations	–	–	(4,283)	(4,283)

Net earnings (loss)	$21,417	$4,518	$(13,156)	$12,779

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

21.	Segmented information (continued):
(a)	Information on the operating segments is as follows (continued):

	Payment processing
	Gaming
	payment	Payment	Eliminations/
	services	services	Unallocated	Consolidated

Year ended December 31, 2005:

Revenues	$76,268	$74,781	$(6,151)	$144,898

Transaction processing	30,774	40,264	(3,543)	67,495
Selling, general and administrative	12,322	25,975	(2,608)	35,689
Research and development	1,113	1,546	–	2,659
Operating leases	309	794	–	1,103
	31,750	6,202	–	37,952

Stock-based compensation	4,771	15,420	–	20,191
Amortization	978	8,179	–	9,157
	26,001	(17,397)	–	8,604

Restructuring	–	–	(3,299)	(3,299)
Investment income	478	2,495	–	2,973
Gain on sale of interest in FireOne	–	–	30,411	30,411

Earnings (loss) from continuing operations before income taxes and non-controlling interest	26,479	(14,902)	27,112	38,689

Income tax provision	(8,451)	(2,937)	–	(11,388)
Non-controlling interest	(4,181)	–	–	(4,181)

Earnings (loss) from continuing operations	13,847	(17,839)	27,112	23,120

Loss from discontinued operations	–	–	(22,355)	(22,355)
Loss on disposal of net assets from discontinued operations	–	–	(188)	(188)

Net earnings (loss)	$13,847	$(17,839)	$4,569	$577

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

21.	Segmented information (continued):
(a)	Information on the operating segments is as follows (continued):

	Payment processing
	Gaming
	Payment	Payment	Eliminations/
	Services	services	Unallocated	Consolidated

Year ended December 31, 2004:

Revenues	$32,232	$21,122	$(1,863)	$51,491

Transaction processing	13,092	12,637	(1,863)	23,866
Selling, general and administrative	6,268	7,258	–	13,526
Research and development	1,246	265	–	1,511
Operating leases	312	311	–	623
	11,314	651	–	11,965

Stock-based compensation	618	3,776	–	4,394
Amortization	709	2,112	–	2,821
	9,987	(5,237)	–	4,750

Investment income	239	492	–	731

Earnings (loss) from continuing operations before income taxes and non-controlling interest	10,226	(4,745)	–	5,481

Income tax (provision) recovery	(4,547)	3,061	–	(1,486)

Earnings (loss) from continuing operations	5,679	(1,684)	–	3,995

Loss from discontinued operations	–	–	(17,412)	(17,412)
Loss on disposal of net assets from discontinued operations	–	–	4,164	4,164

Net earnings (loss)	$5,679	$(1,684)	$(13,248)	$(9,253)

In 2004, the Company also developed and sold automated transaction products designed for use in the retail sector and provided related hardware and software maintenance. As a result of the sale of the U-Scan® self-checkout business, this segment has been reclassified as discontinued operations.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

21.	Segmented information (continued):
(a)	Information on the operating segments is as follows (continued):

	Payment processing
	Gaming
	payment	Payment	Eliminations/
	services	services	Unallocated	Consolidated
December 31, 2006:

Total assets	$82,753	$119,765	$138,019	$340,537

Total additions to property and equipment and other intangibles for the year ended December 31, 2006	$186	$4,078	$8	$4,272

December 31, 2005:

Total assets	$112,828	$198,698	$73,940	$385,466

Total additions to goodwill for the year ended December 31, 2005	$–	2,775	–	2,775

Total additions to property and equipment and other intangibles for the year ended December 31, 2005:
- through business acquisitions	$–	$63,519	$–	$63,519
- other	$615	$1,435	$–	$2,050

At December 31, 2006, total assets in the gaming payment processing services segment include $22,409 of unamortized intangible assets and goodwill.

Included in total assets under the unallocated column are $1,506 (2005 - $14,792) for assets of discontinued operations.

(b)	Geographic information is as follows:

Revenues				Property and equipment, goodwill and intangibles
	2006	2005	2004	2006	2005

United States	$106,734	$70,020	$21,531	$64,445	$71,769
Central America	62,665	53,260	19,303	–	–
Canada	8,953	8,395	3,722	43,611	47,699
Europe	8,840	5,530	2,266	106	282
Other	4,701	7,693	4,669	–	–

	$191,893	$144,898	$51,491	$108,162	$119,750

Revenues are attributed to countries based on the location of the customers. The "Other" caption includes countries in Africa and Asia, as well as Australia.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

21.	Segmented information (continued):
(c)	Major customers:

The Company has no customers in the current and prior periods from which 10% or more of total revenue is derived.

22.	Related party transaction:

The Company incurred consulting fees from a corporation controlled by a director of the Company of $497 (2005 - $458; 2004 - $519). The transactions have been recorded at the exchange amount, which is the amount of consideration agreed to by the parties.

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

Customers of the payments business consist of a diverse portfolio of small and medium-sized merchants whose businesses frequently are newly established. As of December 31, 2006 and 2005, the Company provided services to merchants located across the world in a variety of industries. A significant portion of the merchants’ transaction volume comes from card-not-present transactions, which is subject to a higher risk of merchant losses. Management believes that the loss of any single merchant would not have a material adverse effect on its financial condition or results of operations.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

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

(d)	Foreign exchange:

A portion of the Company's revenues are denominated in currencies other than the U.S. dollar. This results in financial risk due to fluctuations in the value of the U.S. dollar relative to these currencies. The Company does not use derivative financial instruments to reduce its foreign exchange exposure. Fluctuations in foreign exchange rates could cause unanticipated fluctuations in the Company's operating results.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

24.	Supplemental disclosure of cash flow and other information:
(a)	Net change in operating assets and liabilities:

	2006	2005	2004

Cash and short-term investments held as reserves	$3,666	$(4,894)	$2,712
Settlement assets	13,666	(6,352)	(3,828)
Accounts receivable	(919)	(3,791)	895
Income taxes receivable and refundable investment tax credits receivable	30	(282)	(679)
Prepaid expenses and deposits	(113)	(262)	(4)
Accounts payable and accrued liabilities	(397)	7,363	1,542
Income taxes payable	(3,263)	6,895	-
Customer reserves and security deposits	(50,525)	34,848	4,316

Net change in operating assets and liabilities	$(37,855)	$33,525	$4,954

(b)	Cash paid for interest and income taxes:

Interest	$390	$178	$399
Income taxes	12,590	2,382	134

(c)	Non-cash transactions:

Issue of shares on acquisition of Terra	$–	$–	$61,414
Assumption of stock options and warrants of Terra	–	–	5,877
Balance of sale on NPS acquisition paid in 2005	–	–	3,000
Tax charge in connection with transfer of payments processing business related to online gaming to FireOne	–	13,732	–

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

24.	Supplemental disclosure of cash flow and other information (continued):
(d)	Cash and cash equivalents:

	2006	2005	2004

Cash and cash equivalents consist of:
Cash balances with banks	$59,069	$55,636	$59,232
Short-term investments, bearing interest at 5.29% to 5.32% (2005 - 3.80% to 4.26%)	44,853	42,600	3,705

	$103,922	$98,236	$62,937

(e)	Foreign exchange:

Included in “selling, general and administrative expenses” in the consolidated statement of operations is a foreign exchange loss of $160 in 2006 (2005 - loss of $490; 2004 - gain of $1,839).

25.	Canadian/U.S. reporting differences:

The consolidated financial statements of the Company are prepared in accordance with Canadian GAAP, which conform, in all material respects, with U.S. GAAP, except as described below:

(a)	Consolidated Balance Sheets:

Differences between Canadian and U.S. GAAP in the presentation of share capital, additional paid-in capital and deficit are as follows:

(i)	Share capital:

	2006	2005

Share capital in accordance with Canadian GAAP	$202,252	$195,149
Stock-based compensation costs on options exercised (1):
Cumulative effect of prior years	39,868	39,868
Change in reporting currency (2)	2,588	2,588

Share capital in accordance with U.S. GAAP	$244,708	$237,605

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

25.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Balance Sheets (continued):
(ii)	Additional paid-in capital:

	2006	2005

Additional paid-in capital in accordance with Canadian GAAP	$23,169	$25,884
Stock-based compensation costs (1):
Cumulative effect of prior years	68,757	68,757
Stock-based compensation costs on options exercised (1):
Cumulative effect of prior years	(39,868)	(39,868)
Change in reporting currency (2)	968	968

Additional paid-in capital in accordance with U.S. GAAP	$53,026	$55,741

(iii)	Deficit:

	2006	2005

Deficit in accordance with Canadian GAAP	$(4,555)	$(16,259)
Stock-based compensation costs (1):
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation to non-employees (1)	(834)	(834)
Change in reporting currency (2)	(1,189)	(1,189)

Deficit in accordance with U.S. GAAP	$(75,335)	$(87,039)

(1)	Stock-based compensation:

For U.S. GAAP purposes, the Company adopted Statement of Financial Accounting Standards (SFAS) No-123R, Share-based Payments, on January 1, 2006, which requires the expensing of all options issued, modified or settled based on the grant date fair value over the period during which the employee is required to provide service. The Company adopted SFAS 123R using the modified prospective approach, which requires application of the standard to all awards granted, modified or cancelled after January 1, 2006 and to all awards for which the requisite service has not been rendered as at such date. Previously, effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123.

A description of the Company's stock option plans and FireOne's restricted share unit plan is presented in note 15.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

25.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Balance Sheets (continued):
(iii)	Deficit (continued):

(1)	Stock-based compensation (continued):

Additional disclosures required under SFAS 123R are as follows:

		Terra	FireOne
	Stock	options	restricted
	option	and	share
	plan	warrants	unit plan

Aggregate intrinsic value:
Options exercised during the period	$4,094	$1,661	$5,626
Options outstanding and exercisable	9,355	943	1,053
Non-vested options and restricted share units	11	–	1,559

The aggregate intrinsic value for outstanding and exercisable options at December 31, 2006 represented the pre-tax intrinsic value based on the Company and FireOne’s closing stock prices at December 31, 2006, which would have been received by option and restricted stock share unit holders had they exercised their securities at that date.

FireOne granted 1,299,000 restricted share units in May 2006 as well as 73,116 and 126,788 restricted share units as a dividend equivalent in May and August 2006, respectively. At December 31, 2006, the unrecognized compensation cost related to these non-vested restricted share units was approximately $6 million. This unrecognized compensation cost will be recognized in the first quarter of 2007 in connection with the Company’s purchase of all the ordinary shares held by the non-controlling shareholders of FireOne (see notes 4 and 27). As explained in note 15, all other stock options and restricted share units were fully vested, with the exception of 67,500 options granted by the Company in 2006.

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

Three-year period ended December 31, 2006

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

Accumulated other comprehensive income (loss), which resulted solely from the translation of the financial statements up to June 30, 2000, the date the Company adopted the United States dollar as its measurement currency, in accordance with the current rate method, is $(3,018) as at December 31, 2006, 2005 and 2004.

(c)	Supplementary information:

Under U.S. GAAP, separate disclosure is required for the following statement of operations item. There is no similar requirement under Canadian GAAP.

	2006	2005	2004

Advertising expense	$200	$177	$46

26.	Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current year's presentation. In addition, in 2006 and 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributed to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

27.	Subsequent event:

On December 15, 2006, the Company announced that Optimal Acquisition Inc., the Company's wholly-owned subsidiary, would make an offer to acquire all of the issued and to be issued outstanding shares of FireOne at a price of 60 pence sterling per share, or a total consideration of approximately $16,400. The offer was made by Optimal Acquisition Inc. on December 22, 2006. On February 23, 2007, Optimal Acquisition Inc. completed the acquisition of all of the outstanding shares of FireOne, which as of that date became a wholly-owned subsidiary of the Company. From and after February 23, 2007, a minority interest will no longer be recorded in the consolidated financial statements of the Company.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. No changes in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and positions of our directors and executive officers are as follows:

Name	Age	Position
Neil S. Wechsler	40	Co-Chairman, Chief Executive Officer and Director
Holden L. Ostrin	47	Co-Chairman and Director
Gary S. Wechsler, C.A.	48	Treasurer and Chief Financial Officer
Leon P. Garfinkle	46	Senior Vice-President, General Counsel and Secretary
Douglas P. Lewin	37	Senior Vice-President; President, Optimal Payments Inc.
O. Bradley McKenna, C.A	56	Vice-President, Administration and Human Resources
Benjamin A. Dalfen	33	Executive Vice-President, Business Development, Optimal Payments Inc.
David S. Schwartz, C.A., C.F.A.	37	Chief Financial Officer, Optimal Payments Inc.
Tommy Boman(1)(2)	68	Director
James S. Gertler(1) (3)	40	Director
Henry M. Karp	52	Director
Thomas D. Murphy(1)(2)	53	Director
Stephen J. Shaper	70	Director
Sydney Sweibel(2)(3)	56	Director
Jonathan J. Ginns(3)	42	Director

(1)	Member of Compensation Committee
(2)	Member of the Nominating Committee
(3)	Member of Audit Committee

The number of directors of our company is currently set at nine, divided into three classes. Messrs. Karp, Ginns and Sweibel, as members of a single class of directors, have been elected to hold office until the close of our 2007 annual meeting of shareholders; Messrs. Ostrin, Shaper and Boman, as members of a single class of directors, have been elected to hold office until the close of our 2008 annual meeting of shareholders; and Messrs. N. Wechsler, Gertler and Murphy, as members of a single class of directors, have been elected to hold office until the close of our 2009 annual meeting of shareholders.

Executive officers of our company are appointed annually and serve until their successors are duly appointed and qualified.

There are no family relationships between any of our directors or executive officers, except for Neil S. Wechsler and Gary S. Wechsler who are brothers.

The business experience of our directors and executives officers for the past five years is as follows:

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

O. Bradley McKenna, C.A. has been the Vice-President, Administration and Human Resources of our company since June 1999.

Benjamin A. Dalfen was recently appointed Executive Vice-President, Business Development of Optimal Payments Inc. Prior to March 2007, Mr. Dalfen was Chief Executive Officer of FireOne Group plc. Prior to March 2006, Mr. Dalfen was Chief Operating Officer of FireOne Group plc. Prior to May 2005, Mr. Dalfen was Vice-President – Merchant Services of Optimal Payments Inc. and prior to April 2004, he was Vice-President – Merchant Services of Terra Payments Inc.

David S. Schwartz, C.A., C.F.A. was recently appointed Chief Financial Officer of Optimal Payments Inc. Prior to March 2007, Mr. Schwartz was Chief Financial Officer of FireOne Group plc. Prior to May 2005, Mr. Schwartz was our Vice-President, Investor Relations and Chief Financial Officer of Optimal Services Group Inc. Prior to April 2004, he was Chief Financial Officer of Terra Payments Inc. and prior to May 2002, he was Vice-President, Finance of Terra Payments Inc.

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

Henry M. Karp has been a director of our company since June 1996. From June 1999 through December 2005, Mr. Karp was our President and Chief Operating Officer.

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

Sydney Sweibel has been a director of our company since October 2001. Since 1994, Mr. Sweibel has been a founding partner of the law firm Sweibel Novek in Montreal, Quebec.

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

In accordance with its written charter, the Audit Committee oversees our financial reporting process on behalf of our Board of Directors. Management has the primary responsibility for our consolidated financial statements and the overall reporting process, including our system of financial controls. In fulfilling its oversight responsibilities during fiscal 2006, the Audit Committee:

•

discussed the quarterly and year-to-date financial information contained in each quarterly earnings announcement with senior members of our financial management and KPMG LLP, independent auditors, prior to public release;

•

reviewed our audited consolidated financial statements as of and for the year ended December 31, 2006, as well as the quarterly unaudited consolidated financial statements and earnings release with senior members of our financial management and KPMG;

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

In addition, the Audit Committee has discussed with KPMG their independence from management and our company, including the matters in the written disclosures required by the Independence Standards Board Standard No.1 Independence Discussions with Audit Committee and any matters required to be discussed by Statement on Auditing Standards No. 61 Communications with Audit Committees, as amended, and considered whether the provision of all other non-audit services provided to us by KPMG during fiscal 2006 was compatible with the auditors’ independence.

In reliance on the reviews and discussions referred to above and representations by management that the consolidated financial statements were prepared in accordance with Canadian generally accepted auditing standards and generally accepted auditing standards in the United States, the Audit Committee recommended to our Board of Directors that our consolidated financial statements be included in this annual report on Form 10-K for the fiscal year ended December 31, 2006 for filing with the Commission. The Audit Committee selected KPMG as our independent auditors for the fiscal year ending December 31, 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and greater than 10% stockholders are required by the Exchange Act to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the forms furnished to us, we believe that during 2006 our executive officers and directors complied with all applicable Section 16(a) filing requirements.

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

Code of Ethics

We have adopted a code of business conduct and ethics for directors and employees (including officers) within the meaning of the regulations adopted by the Commission under section 406 of the Sarbanes - Oxley Act of 2002. The code has been designed to deter wrongdoing and promote: honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications made by us; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons; and accountability for adherence to the code. The application of the code to the persons it applies to may only be waived by our Board of Directors in accordance with Commission regulations and the Sarbanes - Oxley Act of 2002. A copy of the code is available to the general public at our website at http://www.optimalgrp.com. In addition, we will disclose on our website any amendment to the code and any waiver of the code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions.

Reporting Status

Although we are incorporated under the Canada Business Corporations Act and our headquarters are in Canada, we are not a foreign private issuer as defined in Rule 3b-4 of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Material factors underlying compensation policies and decisions:

Objectives of the compensation program

The Compensation Committee has overall responsibility with respect to approving and monitoring our executive compensation plans, policies and programs. The Committee’s objective is to promote an executive compensation program that supports our overall objective of rewarding performance thereby enhancing shareholder value. The goals of this program include:

•	Offering market competitive total compensation opportunities to attract and retain talented executives.

•	Providing strong links between our performance and total compensation earned – i.e., paying for performance.

•	Emphasizing our company’s long-term performance, thus enhancing shareholder value.

Elements of compensation

Executive compensation consists of salary, bonus and equity-based instruments that are designed to reward behaviors consistent with each component.

•

Salaries are determined by market conditions to ensure that our executives have competitive compensation allowing us to retain their knowledge and leadership. For certain of our key executives, salary includes a portion paid bi-weekly in accordance with our general payroll practice and a portion paid in a single installment. The salary of our Co-Chairman and Chief Executive Officer, our Treasurer and Chief Financial Officer and our three other most highly compensated executive officers (being our Named Executive Officers) has been established by contract and is subject to increase from time to time at the discretion of the Board.

•

Bonus incentives are discretionary and are established on an annual basis by the Compensation Committee with Board approval. They are tied directly to our annual financial performance as it relates to revenue growth and financial performance and to qualitative metrics.

•	Equity-based compensation is designed to reward decision-making that leads to the performance of our share price and thus increases shareholder value.

Management of compensation

The Compensation Committee ascribes to the following guiding principles in the management of compensation:

1)	Executive compensation should be designed to attract and retain the best executives for our company.

2)

To retain our best executives, we need to offer an industry competitive compensation model; we seek to pay compensation at or near the 75th percentile for companies that we view as peers for compensation comparison purposes.

3)	Executive compensation will be evaluated along four dimensions:

a.	Cash compensation, e.g., annual salary and bonus incentives. Bonus incentives are discretionary and are designed to reward the executive for past performance at both the individual and team level.

b.

Equity compensation, e.g., stock options and restricted share units as long-term incentives. These awards are inherently performance-based as the compensation element is tied to performance of our company’s stock price.

c.

Benefits and perquisites, e.g., health and life insurance. In general, the offerings should be consistent for all levels of executive management albeit the amount of the benefit may vary by individual.

d.	Severance terms, e.g., all items that are triggered by a severance event, are consistent across executives but vary by amount. These are set forth in each executive’s employment contract.

4)	Our compensation model should be only one of the driving factors in executive decision-making.

5)	Compensation is the Board’s key message of “change” and “expectation” to the organization.

6)

Compensation reviews, via either external consultants or internal analysis, should be completed on a regular basis to ensure our model is consistent within our industry and with regulatory guidelines and trends.

Equity-based compensation

It is the Compensation Committee’s objective to provide equity-based compensation as part of the overall executive and employee compensation plan to motivate long-term decisions that positively affect our stock performance. To accomplish this, the Committee has engaged in the following actions:

1)

The Committee considers grants of options within the parameters of our stock option plan, which was adopted in February 1997 and amended twice, in April 2000 and October 2001. Our shareholders have approved the adoption of the plan and each amendment to the plan. Options may be granted for a term of up to 10 years and the Board determines the term during which such options may be exercised at the time of each grant of options. The conditions of vesting and exercise of the options are established by the Board when such options are granted including the option exercise price, which has traditionally been equal to the closing price for our stock on the date prior to the date of grant. However, under the terms of our stock option plan, the Board is permitted to grant options with a discounted exercise price provided that the discount is not greater than that permitted by law and by the regulations, rules and policies of the several securities authorities and stock exchanges or markets (including, without limitation, the Nasdaq Stock Market) to which we may then be subject.

2)

The Committee works in conjunction with management to determine the appropriate allocation of the options across executives and employees. This grant program is then submitted to the Board for approval.

Bonus-based compensation

Bonus awards to our executive officers in respect of the fiscal year ended December 31, 2006 were determined by the Compensation Committee in light of overall corporate financial performance, in particular as measured by underlying earnings from continuing operations before income taxes and non-controlling interest. Underlying earnings from continuing operations before income taxes and non-controlling interest is a non-GAAP financial measure that excludes amortization of intangibles, amortization of property and equipment, inventory write-downs, stock-based compensation expense, restructuring costs, foreign exchange, goodwill impairment, gain on sale of investments, income taxes, non-controlling interest and discontinued operations. In determining the 2006 bonus awards for both our Co-Chairman and our Co-Chairman and Chief Executive Officer, the Compensation Committee also took into account total base salary and bonus awards paid to other executives in peer industries. With respect to those executive officers having responsibility only within a particular business division, bonus entitlement was determined as a function of the degree to which targeted financial results were achieved within that division. For executive officers having corporate level responsibilities, bonus entitlement was determined in light of overall financial results.

No bonus plan or arrangements have been established for 2007.

Material increase or decrease in compensation

The Compensation Committee considers a number of factors in setting compensation levels including peer company practices, general legal and regulatory guidelines, overall industry practices and trends, specific financial performance, personal and qualitative performance, and comparisons to overall compensation of all employees. The Compensation Committee attempts to set total compensation levels at or near the 75th percentile for companies that we view as peers for compensation comparison purposes.

The salary of each of the Named Executive Officers has been established by contract and is subject to increase from time to time at the discretion of the Board. On October 3, 2003, each of the officers of the Company voluntarily agreed to a 10% reduction in his salary, which with respect to the Co-Chairman and Chief Executive Officer, the Co-Chairman and the Treasurer and Chief Financial Officer, each a Named Executive Officer, applied only to the portion of their salaries paid in bi-weekly installments (see note 1 to the Summary Compensation Table below). On January 23, 2004, each of the Co-Chairman and Chief Executive Officer and the Co-Chairman voluntarily agreed to reduce his salary, by an aggregate of approximately 35%, through a further reduction in the portion of his 2004 salary payable in bi-weekly installments and the complete waiver of his entitlement to receive the portion of his 2004 salary that would otherwise be payable to him in a single installment in 2005. On January 1, 2005, each of the Co-Chairman and Chief Executive Officer and the Co-Chairman agreed to continue the voluntary reduction in the portion of his salary payable in bi-weekly installments, for 2005. In 2006, following the significant increase in our revenues and underlying earnings in 2005, compared to 2004, the voluntary reduction in salary by these Named Executive Officers was eliminated.

Performance Graph

We have included a performance graph that compares the cumulative total shareholder return on our common shares with the Nasdaq composite Index for the five years ended December 31, 2006. The graph sets the beginning value of our common shares and the Nasdaq Composite Index at $100 and assumes that all dividends are reinvested.

Benchmarking

Each year the Committee conducts an annual review of executive compensation utilizing benchmarks from public companies of similar size, complexity and industry sector. This information is obtained from public sources such as the Internet, annual reports, and consulting or financial studies.

Accelerated Vesting of RSUs in 2007

In connection with the recently completed acquisition by Optimal Acquisition Inc., our wholly owned subsidiary, of all of the outstanding shares of FireOne Group plc at a price of 60 pence sterling per share, the Board of Directors of FireOne Group plc approved the accelerated vesting of all restricted share units (“RSUs”) outstanding FireOne Group plc’s restricted share unit plan in order that the holders of such RSUs could tender the underlying shares of FireOne Group plc to the offer.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of our company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

THE COMPENSATION COMMITTEE

Thomas D. Murphy, Chairman
Tommy Boman
James Gertler

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($) (3)	Non-equity incentive plan compen-sation ($)	Change in pension value and non-qualified deferred compensation earnings ($) (4)	All other compensation ($)	Total ($)
Neil S. Wechsler Co-Chairman and Chief Executive Officer	2006	1,322,401	410,000	272,652	0	0	0	0 (5)(6)	2,005,053
Holden L. Ostrin Co-Chairman	2006	1,322,401	410,000	272,652	0	0	0	46,534 (6)(7)	2,051,587
Gary S. Wechsler Treasurer and Chief Financial Officer	2006	644,671	285,000	103,868	0	0	0	0 (5)	1,033,539
Douglas P. Lewin President, Optimal Payments Inc.	2006	321,458	392,312	103,868	0	0	0	16,348 (8)	833,986
Benjamin A. Dalfen Executive Vice-President, Business Development, Optimal Payments Inc.	2006	311,913	392,312	272,652	0	0	0	0 (5)	976,877

(1)

We pay salary in Canadian dollars. The average exchange rate used to convert these salaries into dollars in 2006 was US$1.00=Cdn$ 1.1343. Aggregate salary included a portion paid bi-weekly in accordance with our general payroll practice and a portion paid in a single installment.

(2)	Assumptions used in the calculation of these amounts are included in note 15 (c) of the notes to our audited financial statements.

(3)

We did not recognize any expense in 2006 for stock options because our Board approved the accelerated vesting, in the fourth quarter of 2005, of all unvested stock options previously granted under our stock option plan to eliminate compensation expense that would otherwise be recognized in our income statement with respect to these stock options. In order to prevent unintended personal benefits to the holders of accelerated options, our Board imposed restrictions on any shares received through the exercise of accelerated options that prevent the sale of such shares prior to the earlier of the original vesting date or the option holder’s termination of employment.

(4)

The Named Executive Officers each hold restricted share units (RSUs) pursuant to the FireOne Group plc restricted share unit plan. In accordance with the terms of the plan, participants are entitled to defer receipt of shares upon vesting of the RSU. In 2006, each of the Named Executive Officers had negative earnings associated with this deferral election in amounts equal to: Mr. Neil Wechsler $-742,960, Mr. Ostrin, $-712,276, Mr. Gary Wechsler $-335,954, Mr. Lewin $-275,415 and Mr. Dalfen $-1,009,270.

(5)	The dollar value of all perquisites and other personal benefits or property was less than $10,000.

(6)	Perquisites for both the Co-Chairman and Chief Executive Officer and the Co-Chairman include the payment of life insurance premiums. See “Executive Employment and Separation Agreements.”

(7)	The perquisites include the interest free benefit of a home loan granted in 1996 amounting to $4,196 and life insurance premiums amounting to $42,338.

(8)

The perquisites include life insurance premiums, a car allowance, parking and a payment by us to the executive calculated based on the executive’s contribution to his individual Registered Retirement Savings Plan. This employer payment is not tax deferred.

GRANTS OF PLAN - BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Treshold $	Target $	Maximum $	Treshold (#)	Target (#)	Maximum (#)
Neil S. Wechsler Co-Chairman and Chief Executive Officer	5/12/06	0	0	0	0	0	210,000	0	0	1,308,300
Holden L. Ostrin Co-Chairman	5/12/06	0	0	0	0	0	210,000	0	0	1,308,300
Gary S. Wechsler Treasurer and Chief Financial Officer	5/12/06	0	0	0	0	0	80,000	0	0	498,400
Douglas P. Lewin President, Optimal Payments Inc.	5/12/06	0	0	0	0	0	80,000	0	0	498,400
Benjamin A. Dalfen Executive Vice-President, Business Development, Optimal Payments Inc.	5/12/06	0	0	0	0	0	210,000	0	0	1,308,300

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option awards					Stock awards
Name	Number of securi-ties under-lying unexer-cised options (#) Exerci-sable	Number of securities under-lying unexer-cised options (#) Unexerci-sable	Equity incentive plan awards: Number of securities under-lying unexer-cised unearned options (#)	Options exercise price ($) USD	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units that have not vested (#)	Equity incentive plan awards: Number of unearned shares units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Neil S. Wechsler Co-Chairman and Chief Executive Officer	870,000	0	0	7.10	April 29, 2009	228,156	261,046(1)	0	0
Holden L. Ostrin Co-Chairman	870,000	0	0	7.10	April 29, 2009	228,156	261,046(2)	0	0
Gary S. Wechsler Treasurer and Chief Financial Officer	420,000	0	0	7.10	April 29, 2009	86,917	99,446(3)	0	0
Douglas P. Lewin President, Optimal Payments Inc.	121,039 22,077 15,862 1,889	0	0	7.10 7.43 9.37 4.56	April 29, 2009 April 4, 2009 January 30, 2009 May 26, 2008	86,917	99,446(4)	0	0
Benjamin A. Dalfen Executive Vice-President, Business Development, Optimal Payments Inc.	29,108 14,349 4,532 2,243 755 755	0	0	7.10 7.43 9.37 7.58 4.56 4.16	April 29, 2009 April 4, 2009 January 30, 2009 October 15, 2008 May 26, 2008 July 11, 2007	228,156	261,046(5)	0	0

(1)

The Named Executive Officer could elect to defer receipt of shares upon vesting of RSUs. The number of RSUs that had vested but for which share certificates had yet to be issued as at December 31, 2006 was 118,751 which had a market value as of December 31, 2006 of $135,870. This amount takes into account a nominal “exercise price” for each RSU equal to 0.02 Euros.

(2)

The Named Executive Officer could elect to defer receipt of shares upon vesting of RSUs. The number of RSUs that had vested but for which share certificates had yet to be issued as at December 31, 2006 was 118,767, which had a market value as of December 31, 2006 of $135,888. This amount takes into account a nominal “exercise price” for each RSU equal to 0.02 Euros.

(3)

The Named Executive Officer could elect to defer receipt of shares upon vesting of RSUs. The number of RSUs that had vested but for which share certificates had yet to be issued as at December 31, 2006 was 54,954, which had a market value as of December 31, 2006 of $62,876. This amount takes into account a nominal “exercise price” for each RSU equal to 0.02 Euros.

(4)

The Named Executive Officer could elect to defer receipt of shares upon vesting of RSUs. The number of RSUs that had vested but for which share certificates had yet to be issued as at December 31, 2006 was 35,457, which had a market value as of December 31, 2006 of $40,568. This amount takes into account a nominal “exercise price” for each RSU equal to 0.02 Euros.

(5)

The Named Executive Officer could elect to defer receipt of shares upon vesting of RSUs. The number of RSUs that had vested but for which share certificates had yet to be issued as at December 31, 2006 was 184,698, which had a market value as of December 31, 2006 of $211,323. This amount takes into account a nominal “exercise price” for each RSU equal to 0.02 Euros.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#) (1)	Value realized on vesting ($)
Neil S. Wechsler Co-Chairman and Chief Executive Officer	0	0	132,351	760,411 (2)
Holden L. Ostrin Co-Chairman	0	0	129,000	761,158 (3)
Gary S. Wechsler Treasurer and Chief Financial Officer	0	0	55,264	321,343 (4)
Douglas P. Lewin President, Optimal Payments Inc.	0	0	41,500	183,151 (5)
Benjamin A. Dalfen Executive Vice-President, Business Development, Optimal Payments Inc.	0	0	0	0 (6)

(1)

Following vesting, the shares are delivered to the Named Executive Officer on a pre-determined fixed date if he is a U.S. taxpayer, or delivered only in accordance with his deferral election if the Named Executive Officer is not a U.S. taxpayer.

(2)

There were an additional 118,751 RSUs that had vested at December 31, 2006 in regard to which the shares had not yet been issued with a market value of $135,870 on December 31, 2006. This amount does not take into account a nominal “exercise price” for each RSU equal to 0.02 Euros.

(3)

There were an additional 118,767 RSUs that had vested at December 31, 2006 in regard to which the shares had not yet been issued with a market value of $135,888 on December 31, 2006. This amount does not take into account a nominal “exercise price” for each RSU equal to 0.02 Euros.

(4)

There were an additional 54,194 RSUs that had vested at December 31, 2006 in regard to which the shares had not yet been issued with a market value of $62,876 on December 31, 2006. This amount does not take into account a nominal “exercise price” for each RSU equal to 0.02 Euros.

(5)

There were an additional 35,457 RSUs that had vested at December 31, 2006 in regard to which the shares had not yet been issued with a market value of $40,568 on December 31, 2006. This amount does not take into account a nominal “exercise price” for each RSU equal to 0.02 Euros.

(6)

There were an additional 184,698 RSUs that had vested at December 31, 2006 in regard to which the shares had not yet been issued with a market value of $211,323 on December 31, 2006. This amount does not take into account a nominal “exercise price” for each RSU equal to 0.02 Euros.

NONQUALIFIED DEFERRED COMPENSATION FOR 2006

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(1)(2)
Neil S. Wechsler	0	0	-742,960	760,411	135,870
Holden L. Ostrin	0	0	-712,276	761,158	135,888
Gary S. Wechsler	0	0	-335,954	321,343	62,876
Douglas P. Lewin	0	0	-275,415	183,151	40,568
Benjamin A. Dalfen	0	0	-1,009,270	0	211,323

(1)

In connection with an offer by Optimal Acquisition Inc., our subsidiary, for all the issued and outstanding shares of our then majority owned subsidiary, FireOne Group plc, all outstanding FireOne Group plc RSUs held by our employees became vested and the underlying shares were purchased on January 26, 2007 for an amount equal to $1.18 per FireOne Group plc share.

(2)	These values do not take into account a nominal “exercise price” for each RSU equal to 0.02 Euros.

FireOne Group plc Restricted Share Unit Plan

The amounts set forth in the table above represent deferred compensation in respect of RSUs of our subsidiary FireOne Group plc held by the Named Executive Officers. Under the terms of the FireOne Group plc RSU plan, the executives were awarded RSUs that vest over time. Following vesting, the shares underlying the RSUs are delivered to the executive on a pre-determined fixed date if he is a U.S. taxpayer; however, if the executive is not a U.S. taxpayer, he can elect when to receive such shares and thus the shares constitute deferred compensation until the time of receipt of such shares. The executive was required to pay a nominal “exercise price” of 0.02 Euros per share at the time the executive received the shares.

Executive Employment and Separation Agreements

We have entered into employment agreements with each of the Named Executive Officers.

Neil S. Wechsler

Our agreement with Mr. Wechsler was entered into on March 5, 2004. Under the terms of his agreement, Mr. Wechsler receives a minimum annual salary and is entitled to participate in any bonus plan for senior executives that might be established by our Board of Directors, and we have agreed to pay or reimburse him for the premiums for a life and disability term or whole life insurance policy with a minimum coverage of $5.0 million, in addition to any other coverage previously paid for or provided for by the company.

If we terminate Mr. Wechsler’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, (i) we will pay to him a lump sum amount equal to two times the sum of the highest salary and bonus paid to him during the term of his employment – as at December 31, 2006, this amount would have totaled $3,477,520, (ii) all options held by him shall become immediately exercisable and we will compensate him for the determined value of his options if he is required by the terms of our option plan to exercise his options before their expiry date due to the termination of his employment – as at December 31, 2006, the aggregate value of all stock awards and stock options held by Mr. Wechsler, calculated as if such awards and options were exercised on that date and being equal to the aggregate compensation expense incurred or to be incurred by the company in respect of such stock awards and stock options, was $396,914.67 in respect of the FireOne Group plc RSUs then held by him and $2,105,400 in respect of stock options then held by him, (iii) the term insurance, for which we have been reimbursing premiums, will be converted to a level deposit premium insurance policy to age 80, for which we will pay the premiums – as at December 31, 2006, the total premium for such a policy would have amounted to $1,112,085, and (iv) we will acquire medical insurance coverage for Mr. Wechsler and his family for a period of five years, equivalent to the coverage already enjoyed by him as a senior officer of our company – as at December 31, 2006, the cost of such coverage would have been $21,093. Mr. Wechsler’s agreement also provides for the forgiveness of any indebtedness of his to the company if he leaves the employment of our company for any reason – as at December 31, 2006, Mr. Wechsler was not indebted to our company.

Mr. Wechsler’s agreement also contains a covenant on the part of Mr. Wechsler not to compete with our company for a period of 24 months following the date upon which he ceases to be an employee of our company.

Holden L. Ostrin

Our agreement with Mr. Ostrin was entered into on March 5, 2004. Under the terms of his agreement, Mr. Ostrin receives a minimum annual salary and is entitled to participate in any bonus plan for senior executives that might be established by our Board of Directors, and we have agreed to pay or reimburse him for the premiums for a life and disability term or whole life insurance policy with a minimum coverage of $5.0 million, in addition to any other coverage previously paid for or provided for by the company.

If we terminate Mr. Ostrin’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, (i) we will pay to him a lump sum amount equal to two times the sum of the highest salary and bonus paid to him during the term of his employment – as at December 31, 2006, this amount would have totaled $3,477,520, (ii) all options held by him shall become immediately exercisable and we will compensate him for the determined value of his options if he is required by the terms of our option plan to exercise his options before their expiry date due to the termination of his employment – as at December 31, 2006, the aggregate value of all stock awards and stock options held by Mr. Ostrin, calculated as if such awards and options were exercised on that date and being equal to the aggregate compensation expense incurred or to be incurred by the company in respect of such stock awards and stock options, was $396,932.97 in respect of the FireOne Group plc RSUs then held by him and $2,105,400 in respect of stock options then held by him, (iii) the term insurance, for which we have been reimbursing premiums, will be converted to a level deposit premium insurance policy to age 80, for which we will pay the premiums – as at December 31, 2006, the total premium for such a policy would have amounted to $1,378,113, and (iv) we will acquire medical insurance coverage for Mr. Ostrin and his family for a period of five years, equivalent to the coverage already enjoyed by him as a senior officer of our company – as at December 31, 2006, the cost of such coverage would have been $21,093. Mr. Ostrin’s agreement also provides for the forgiveness of any indebtedness of his to the company if he leaves the employment of our company for any reason – as at December 31, 2006, Mr. Ostrin was indebted to our company in the amount of $87,524 on account of a home loan granted to him in 1996.

Mr. Ostrin’s agreement also contains a covenant on the part of Mr. Ostrin not to compete with our company for a period of 24 months following the date upon which he ceases to be an employee of our company.

Gary S. Wechsler

Our agreement with Mr. Wechsler was entered into on March 5, 2004. Under the terms of his agreement, Mr. Wechsler receives a minimum annual salary and is entitled to participate in any bonus plan for senior executives that might be established by our Board of Directors, and we have agreed to pay or reimburse him for the premiums for a life and disability term or whole life insurance policy with a minimum coverage of $3.0 million, in addition to any other coverage previously paid for or provided for by the company.

If we terminate Mr. Wechsler’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, (i) we will pay to him a lump sum amount equal to two times the sum of the highest salary and bonus paid to him during the term of his employment – as at December 31, 2006, this amount would have totaled $1,888,278, (ii) all options held by him shall become immediately exercisable and we will compensate him for the determined value of his options if he is required by the terms of our option plan to exercise his options before their expiry date due to the termination of his employment – as at December 31, 2006, the aggregate value of all stock awards and stock options held by Mr. Wechsler, calculated as if such awards and options were exercised on that date and being equal to the aggregate compensation expense incurred or to be incurred by the company in respect of such stock awards and stock options, was $162,321.45 in respect of the FireOne Group plc RSUs held by him and $1,016,400 in respect of stock options held by him, and (iii) the term insurance, for which we have been reimbursing premiums, will be converted to a level deposit premium insurance policy to age 80, for which we will pay the premiums – as at December 31, 2006, the total premium for such a policy would have amounted to $897,893. Mr. Wechsler’s agreement also provides for the forgiveness of any indebtedness of his to the company if he leaves the employment of our company for any reason – as at December 31, 2006, Mr. Wechsler was not indebted to our company.

Mr. Wechsler’s agreement also contains a covenant on the part of Mr. Wechsler not to compete with our company for a period of 24 months following the date upon which he ceases to be an employee of our company.

Douglas P. Lewin

Our agreement with Mr. Lewin was entered into on April 2, 2004, and amended as of August 15, 2006. Under the terms of his agreement, Mr. Lewin receives a minimum annual salary and shall be entitled to participate in any bonus plan for senior executives that might be established by our Board of Directors.

If we terminate Mr. Lewin’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, (i) we will pay to him a lump sum amount equal to one and one-half times the sum of the highest salary and bonus paid to him during the term of his employment – as at December 31, 2006, this amount would have totaled $1,042,083, and (ii) all options held by him shall become immediately exercisable and we will compensate him for the determined value of his options if he is required by the terms of our option plan to exercise his options before their expiry date due to the termination of his employment – as at December 31, 2006, the aggregate value of all stock awards and stock options held by Mr. Lewin, calculated as if such awards and options were exercised on that date and being equal to the aggregate compensation expense incurred or to be incurred by the company in respect of such stock awards and stock options, was $140,013.83 in respect of the FireOne Group plc RSUs held by him and $350,791.94 in respect of stock options held by him.

Mr. Lewin’s agreement also contains a covenant on the part of Mr. Lewin not to compete with our company for a period of 12 months following the date upon which he ceases to be an employee of our company.

Benjamin A. Dalfen

Our agreement with Mr. Dalfen was entered into on May 11, 2005. Under the terms of his agreement, Mr. Dalfen receives a minimum annual salary and shall be entitled to participate in any bonus plan for senior executives that might be established by our Board of Directors.

If we terminate Mr. Dalfen’s employment other than for cause (i) we will pay to him a lump sum amount equal to one and one-half times his salary – as at December 31, 2006, this amount would have totaled $482,667, and (ii) we will continue to pay his medical insurance coverage for a period of 18 months following the date of termination – as at December 31, 2006, the cost of such continuing coverage would have been $5,179.

Mr. Dalfen’s agreement also contains a covenant on the part of Mr. Dalfen not to compete with our company for a period of 12 months following the date upon which he ceases to be an employee of our company.

As at December 31, 2006, the aggregate value of all stock awards and stock options held by Mr. Dalfen, calculated as if such awards and options were exercised on that date and being equal to the aggregate compensation expense incurred or to be incurred by the company in respect of such stock awards and stock options, was $472,368.34 in respect of the FireOne Group plc RSUs held by him and $113,254.99 in respect of stock options held by him.

Compensation of Directors

Each of our six non-executive directors receives an annual Board retainer of $40,000 and $1,000 for each Board meeting attended. Those of our non-executive directors who serve as members of a committee of our Board receive additional compensation as follows: for service as member of either the audit committee or the compensation committee, an annual retainer of $3,000 per committee plus $1,000 for each committee meeting attended, and for service as member of the nominating committee, an annual retainer of $2,000 plus $1,000 for each committee meeting attended. In addition to their annual committee retainers, the chairmen of the audit and compensation committees each receive an annual retainer of $4,000 and the chairman of the nominating committee receives an annual retainer of $1,000.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings	All Other Compen-sation ($)	Total ($)
Tommy Boman	2006	$60,000	0	0	0	0	0	$60,000
James S. Gertler	2006	$68,000	0	0	0	0	0	$68,000
Jonathan J. Ginns	2006	$52,000	0	0	0	0	0	$52,000
Henry M. Karp	2006	$45,000	0	0	0	0	0	$45,000
Thomas D. Murphy	2006	$64,000	0	0	0	0	0	$64,000
Sydney Sweibel	2006	$56,000	0	0	0	0	0	$56,000
Stephen J. Shaper	2006	0 (3)	$77,901	0	0	0	0	$77,901

(1)

As of December 31, 2006, our directors held the following number of outstanding RSUs that were issued under the FireOne Group plc restricted share unit plan: Mr. Boman 15,845; Mr. Gertler 15,845; Mr. Ginns 15,845; Mr. Karp 27,190; Mr. Murphy 15,845; Mr. Sweibel 47,532 and Mr. Shaper 124,037.

(2)

As of December 31, 2006, our directors held the following number of outstanding stock options: Mr. Boman 38,399; Mr. Gertler 86,250; Mr. Ginns 70,000; Mr. Karp 870,000; Mr. Murphy 53,959; Mr. Sweibel 70,000 and Mr. Shaper 185,811.

(3)	Mr. Shaper is an employee of our company and earned no separate director fees in 2006.

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

Upon its establishment, 3,000,000 common shares were authorized for issuance pursuant to options granted under the 1997 Plan. In each of 2000 and 2001, shareholders approved an additional 3,000,000 shares for issuance under the 1997 Plan. As at February 28, 2007, 3,246,028 common shares had been issued under the 1997 Plan and 3,933,041 options were outstanding under the 1997 Plan, leaving 1,820,931 common shares available for issuance pursuant to future option grants under the 1997 Plan.

In accordance with the terms of our January 20, 2004 combination agreement with Terra Payments, pursuant to which we acquired Terra Payments on April 6, 2004, we assumed all of the options outstanding under the Terra Payments share option plan, which now represent options to purchase common shares. As at February 28, 2007, 384,884 common shares had been issued upon the exercise of Terra Payments options and an additional 295,169 common shares underlie the outstanding balance of the Terra Payments options.

Equity Compensation Plan Information

The following table sets forth the number of common shares to be issued upon exercise of outstanding options, rights and warrants issued pursuant to our equity compensation plans, the weighted average exercise price of such options, rights and warrants and the number of common shares remaining available for future issuance under our equity compensation plans, all as at December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($/Share)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by security holders(1)	3,933,171	7.10	1,820,801
Equity compensation plans not approved by security holders(2)	134,113	7.43	Nil
Equity compensation plans not approved by security holders(3)	181,758	Cdn$8.19	Nil
Total	4,249,042	$7.11(3)	1,820,801

(1)	The 1997 Plan (referred to under “Executive Compensation – Options to Purchase Securities,” above), is our only equity compensation plan that has been approved by shareholders.

(2)

Our only equity compensation plan not approved by our shareholders is the share option plan of Terra Payments, which we assumed in accordance with the terms of our acquisition of Terra Payments on April 6, 2004.

(3)

The figure includes the weighted average exercise price of 181,758 share purchase options having a Canadian dollar exercise price which was converted at the closing rate on December 31, 2006 of US$1.00=CDN$1.1654.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 28, 2007, certain information regarding the beneficial ownership of our common shares by (i) each person known to us to be a beneficial owner of more than 5% of the common shares of our company, (ii) each director and Named Executive Officer of our company and (iii) all directors and officers of our company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership in Optimal Group	Percent of Ownership in Optimal Group
William Blair & Company
222 West Adam Street, 34th Floor
Chicago, IL 60606-5312	2,479,421(1)	10.39%
Magnetar Capital Partners LP
1603 Orrington Ave., 13th Floor
Evanston, IL 60201	1,541,145 (2)	6.46%
Neil S. Wechsler
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1	1,015,607(3)	4.25%
Holden L. Ostrin
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1	1,012,857(3)	4.24%
Henry M. Karp
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1	1,012,857(3)	4.24%
Gary S. Wechsler
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1	572,857(4)	2.40%
Stephen J. Shaper
325 Ripple Creek
Houston, TX, 77024	205,826(5)	**
Douglas P. Lewin
3500 de Maisonneuve Blvd West, 7th Floor
Westmount, PQ, H3Z 3C1	160,867(6)	**
James S. Gertler
62 West 62nd Street
New York, NY, 10023	86,550(7)	**
Jonathan J. Ginns
1133 Connecticut Avenue, NW Suite 700,
Washington, DC, 200036	70,000 (8)	**
Sydney Sweibel
3449 du Musee Avenue,
Montreal, PQ, H3G 2C8	70,453 (8)	**
Thomas D. Murphy
1208 Highcrest Lane,
Colorado Springs, CO, 80921	58,959(9)	**
Benjamin A. Dalfen
3500 de Maisonneuve Blvd West, 7th Floor
Westmount, PQ, H3Z 3C1	51,782(10)	**
Tommy Boman
30 Oyster Landing Road,
Hilton Head, SC, 29928	41,571(11)	**
All directors and officers as a group (15 persons)	4,677,446 (12)	19.60%

**	Does not exceed one percent (1%)

(1)

The address of this beneficial owner is 222 West Adam Street, Chicago, IL 60606. According to the Schedule 13G, dated January 17, 2007, filed with the United States Securities and Exchange Commission by this beneficial owner, William Blair & Company, L.L.C. is a broker dealer and investment advisor holding sole voting and sole dispositive power over all 2,479,421 shares. The information in this table is based exclusively on the most recent Schedule 13G filed by this beneficial owner with the United States Securities and Exchange Commission. We make no representation as to the accuracy or completeness of the information reported.

(2)

The address of this beneficial owner is 1603 Orrington Ave., 13th Floor, Evanston, Il, 60201. According to the Schedule 13G, dated February 14, 2007, filed with the United States Securities and Exchange Commission by this beneficial owner, Magnetar Capital Partners LP serves as the sole member and parent holding company of two limited liability companies, which in their respective capacities as investment advisors together exercise voting and investment power over all 1,541,145 shares. Supernova Management LLC, in its capacity as general partner of Magnetar Capital Partners LP, and Alec N. Litowitz, in his capacity as manager of Supernova Management LLC, each have shared voting power and shared dispositive power with Magnetar Capital Partners LP over all such shares. The information in this table is based exclusively on the most recent Schedule 13G filed by this beneficial owner with the United States Securities and Exchange Commission. We make no representation as to the accuracy or completeness of the information reported.

(3)	Includes 870,000 common shares underlying vested options.
(4)	Includes 420,000 common shares underlying vested options.
(5)	Includes 185,811 common shares underlying vested options.
(6)	Includes 160,867 common shares underlying vested options.
(7)	Includes 86,250 common shares underlying vested options.
(8)	Includes 70,000 common shares underlying vested options.
(9)	Includes 53,959 common shares underlying vested options.
(10)	Includes 51,742 common shares underlying vested options.
(11)	Includes 38,399 common shares underlying vested options.
(12)	Includes 4,048,058 common shares underlying vested options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Directors and Employees

The aggregate indebtedness to our company of all employees, officers and directors and former employees, officers and directors is $87,524 (Cdn$102,000, 2005 – Cdn$119,000), the full amount of which relates to an unsecured home-loan agreement with our Co-Chairman. The unsecured home-loan is non-interest bearing and is repayable in annual installments of Cdn$17,000 through and including July 1, 2012.

Transactions with Management

Mr. Stephen Shaper, a Director of the company, provides us with consulting services and as a result, in fiscal 2006, we incurred approximately $497,000 (2005 - $458,000) to Middlemarch Capital Corporation, a company under his control.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Upon the recommendation of our Audit Committee, our shareholders appointed KPMG LLP as our independent auditors for the fiscal year ended December 31, 2006.

Fees Incurred by our Company for KPMG LLP

The following table shows the fees paid or accrued by our company for the audit and other services provided by KPMG LLP for fiscal 2006 and 2005(1).

	2006	2005

Audit Fees(2)	$990,417	$1,134,863
Audit-Related Fees(3)	81,989	168,372
Tax Fees(4)	127,603	417,720
All Other Fees(5)	141,056	47,458

Total	$1,341,065	$1,768,413

(1)	We pay fees to KPMG in Canadian dollars. The respective average exchange rates for 2006 and 2005 used to convert these fees into dollars were: US$1.00=Cdn$1.1343 (2006) and US$1.00=Cdn$1.2116 (2005).
(2)

Audit fees represent fees for professional services provided in connection with the audit of our consolidated financial statements, the review of our quarterly financial statements and the statutory audit of various foreign subsidiaries.

(3)

Audit-related fees for 2006 represent primarily fees for sundry accounting consultations. Audit-related fees for 2005 represent primarily consultation and advice on the flotation of the ordinary shares of FireOne Group plc.

(4)

For 2006, tax fees related to assistance in claiming research and development tax credits and sundry tax consultations. For 2005, tax fees related to transfer pricing consultation and assistance in claiming research and development tax credits.

(5)	For 2006 and 2005 all other fees relates primarily to financial due diligence in connection with acquisitions.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Exhibit

3.1	Certificate and Articles of Continuance (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, file 333-4950, filed with the Commission on October 24, 1996)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, File No. 0-28572, filed with the Commission on March 8, 1999)

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

10.2

Employment Agreement with Neil S. Wechsler (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 10, 2004)

10.3

Employment Agreement with Henry M. Karp (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 10, 2004)

10.4

Employment Agreement with Holden L. Ostrin (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 10, 2004)

10.5

Employment Agreement with Gary S. Wechsler (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Commission on April 30, 2004)

10.6

Combination Agreement between Optimal Robotics Corp. and Terra Payments Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Commission on April 30, 2004)

10.7

Asset Purchase Agreement among NCR Corporation, and certain of its affiliates, and Optimal Robotics Corp. and certain of its affiliates (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Commission on April 30, 2004)

10.8

Asset Purchase Agreement among Fujitsu Transaction Solutions Inc., Optimal Robotics Corp. and Optimal Robotics Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 9, 2004)

10.9

Amendment to Asset Purchase Agreement among Fujitsu Transaction Solutions Inc., Optimal Robotics Corp. and Optimal Robotics Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Commission on August 9, 2004)

10.10

Asset Purchase Agreement among Optimal Payments Corp. and NPS Holdings LLC, NPS Manager, Inc. and The Members of NPS Holdings LLC (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Commission on November 4, 2004)

10.11

Purchase Agreement dated May 6, 2005 among United Bank Card, Inc. and Optimal Payments Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on May 11, 2005)

10.12

Placing Agreement relating to placing of ordinary shares of FireOne Group plc dated May 27, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, filed with the Commission on June 2, 2005)

10.13	Tax Deed relating to placing of ordinary shares of FireOne Group plc dated May 27, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K, filed with the Commission on June 2, 2005)

10.14

Purchase Agreement dated October 5, 2005 among Moneris Solutions, Inc. and Optimal Payments Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on October 11, 2005)

10.15	Recommended cash offer by Optimal Acquisition Inc. for FireOne Group plc (incorporated by reference to Exhibit 99 to the Company's Form 8-K, filed with the Commission on December 18, 2006)

10.16	Employment Agreement with Douglas P. Lewin

10.17	Amendment to Employment Agreement with Douglas P. Lewin

10.18	Employment Agreement with Benjamin A. Dalfen

21	List of Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 10, 2004)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2007	Optimal Group Inc.

By:	/s/	Neil S. Wechsler
Neil S. Wechsler, Co-Chairman

and Chief Executive Officer

(Principal Executive Officer)

By:	/s/	Gary S. Wechsler
Gary S. Wechsler, Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2007	By:	/s/	NEIL S. WECHSLER
Neil S. Wechsler, Director

March 15, 2007	By:	/s/	HOLDEN L. OSTRIN
Holden L. Ostrin, Director

March 15, 2007	By:	/s/	TOMMY BOMAN
Tommy Boman, Director

March 15, 2007	By:	/s/	JAMES S. GERTLER
James S. Gertler, Director

March 15, 2007	By:	/s/ JONATHAN J. GINNS
Jonathan J. Ginns, Director

March 15, 2007	By:	/s/	HENRY M. KARP
Henry M. Karp, Director

March 15, 2007	By:	/s/ THOMAS D. MURPHY
Thomas D. Murphy, Director

March 15, 2007	By:	/s/ STEPHEN J. SHAPER
Stephen J. Shaper, Director

March 15, 2007	By:	/s/	SYDNEY SWEIBEL
Sydney Sweibel, Director