Form 10-Q
period 2007-05-09
OPTIMAL GROUP INC
filed 2007-05-09
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

or

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

Yes [X ] No ☐

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

At May 8, 2007 the registrant had 23,853,168 common shares designated as Class “A” shares (without nominal or par value) outstanding.

OPTIMAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements of

(Unaudited)

OPTIMAL GROUP INC.

Three-month periods ended March 31, 2007 and 2006

(expressed in U.S. dollars)

OPTIMAL GROUP INC.

Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2007 and 2006

(expressed in U.S. dollars)

Financial Statements

OPTIMAL GROUP INC.
Consolidated Balance Sheets
(Unaudited)

March 31, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$123,047	$103,922
Cash held as reserves	18,481	18,960
Short-term investments	5,138	71,621
Short-term investments held as reserves	2,710	3,110
Settlement assets	2,221	7,061
Accounts receivable	4,227	5,600
Income taxes receivable and refundable investment tax credits	1,094	1,025
Prepaid expenses and other	1,181	2,625
Future income taxes	2,081	2,199
	160,180	216,123
Long-term receivables	2,809	3,144
Property and equipment	1,925	2,121
Goodwill and other intangible assets (note 5)	106,253	106,041
Future income taxes	5,062	4,183
Other asset	10,186	10,423

	$286,415	$342,035
Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness	$–	$8,581
Customer reserves and security deposits	35,617	61,897
Accounts payable and accrued liabilities	17,452	23,362
Income taxes payable	6,788	5,573
Future income taxes	382	382
	60,239	99,795
Non-controlling interest (note 4 (a))	–	16,392
Future income taxes	6,431	6,466
Shareholders' equity:
Share capital (note 6)	202,292	202,252
Additional paid-in capital	29,144	23,169
Deficit	(10,207)	(4,555)
Accumulated other comprehensive loss	(1,484)	(1,484)
	219,745	219,382

Contingencies and other (note 8)

	$286,415	$342,035
See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC
Consolidated Statements of Operations
(Unaudited)

Periods ended March 31, 2007 and 2006
(expressed in thousands of U.S. dollars, except per share amounts)

	2007	2006

Revenues	$30,066	$52,422

Expenses:
Transaction processing	18,673	25,508
Selling, general and administrative	7,671	11,969
Amortization of intangibles pertaining to transaction processing	3,109	3,015
Amortization of property and equipment	334	389
Stock-based compensation pertaining to selling, general and administrative (note 9)	5,997	-
Research and development	663	805
Operating leases	232	368

(Loss) earnings from continuing operations before undernoted item	(6,613)	10,368

Investment income	1,901	1,282

(Loss) earnings from continuing operations before income tax provision and non-controlling interest	(4,712)	11,650

Income tax provision (note 10)	(781)	(2,471)

(Loss) earnings from continuing operations before non-controlling interest	(5,493)	9,179

Non-controlling interest	(159)	(2,120)

(Loss) earnings from continuing operations	(5,652)	7,059

Loss from discontinued operations (note 4 (b))	-	(2,670)

Net (loss) earnings	$(5,652)	$4,389

Weighted average number of shares:
Basic	23,852,962	23,322,885
Plus impact of stock options and warrants	726,988	2,659,005

Diluted	24,579,950	25,981,890

(Loss) earnings per share:
Continuing operations:
Basic	$(0.24)	$0.30
Diluted	(0.24)	0.27
Discontinued operations:
Basic	-	(0.11)
Diluted	-	(0.10)
Net:
Basic	(0.24)	0.19
Diluted	(0.24)	0.17

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

Period ended March 31, 2007
(expressed in thousands of U.S. dollars)

					Accu-
					mulated
			Addi-		other
			tional		compre-
	Share capital		paid-in		hensive
	Number	Dollars	capital	Deficit	loss	Total

Balance, December 31, 2006	23,849,090	$202,252	$23,169	$(4,555)	$(1,484)	$219,382

Exercise of stock options:
Cash proceeds	4,078	18	–	–	–	18
Ascribed value	–	22	(22)	–	–	–

Stock-based compensation (note 9)	–	–	5,997	–	–	5,997
					–
Net loss	–	–	–	(5,652)	–	(5,652)

Balance, March 31, 2007	23,853,168	$202,292	$29,144	$(10,207)	$(1,484)	$219,745
See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

Periods ended March 31, 2007 and 2006
(expressed in thousands of U.S. dollars)

	2007	2006

Cash flows from (used in) operating activities:
Net (loss) earnings	$(5,652)	$4,389
Add: loss from discontinued operations	-	2,670
Net (loss) earnings from continuing operations	(5,652)	7,059

Adjustments for items not affecting cash:
Non-controlling interest	159	2,120
Amortization	3,443	3,404
Future income taxes	(576)	(553)
Stock-based compensation	5,997	-
Foreign exchange	(30)	(46)
Net change in operating assets and liabilities (note 12 (a))	(23,289)	(9,555)
	(19,948)	2,429

Cash flows from (used in) financing activities:
Proceeds from exercise of RSUs in FireOne	58	6
Proceeds from issuance of Class "A" shares	18	3,830
Repurchase of Class "A" shares	-	(973)
Decrease in bank indebtedness	(8,581)	(531)
	(8,505)	2,332

Cash flows from (used in) investing activities:
Repurchase of FireOne shares (note 4 (a))	(16,463)	-
Transaction costs	(1,742)	-
Purchase of property, equipment and intangible assets	(1,082)	(1,073)
Proceeds from maturity of short-term investments	66,483	19,823
Decrease in long-term receivables	335	830
	47,531	19,580

Effect of exchange rate changes on cash and cash equivalents during the period	47	58

Cash flows of discontinued operations:
Operating cash flows	-	(713)
Investing cash flows	-	(71)
	-	(784)

Increase in cash and cash equivalents	19,125	23,615

Cash and cash equivalents, beginning of period	103,922	98,236

Cash and cash equivalents, end of period	$123,047	$121,851
Supplemental cash flow information (note 12).

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

1.	Interim financial information:

These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles (“GAAP”). The unaudited consolidated balance sheet as at March 31, 2007, the unaudited consolidated statements of operations and cash flows for the periods ended March 31, 2007 and 2006 and the unaudited consolidated statement of shareholders' equity for the period ended March 31, 2007 reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 3 to the annual audited consolidated financial statements for the year ended December 31, 2006, except as described in note 2 below. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual audited consolidated financial statements of Optimal Group Inc. (the “Company”) as at and for the year ended December 31, 2006.

The Company's revenues and expenses are subject to seasonal variations. The results of operations and cash flows for any quarter are not necessarily indicative of the results or cash flows for an entire year.

All amounts in the attached notes are unaudited unless specifically identified.

2.	Changes in accounting policies:

Effective January 1, 2007, the Company adopted the Canadian Institute of Chartered Accountants (CICA) Handbook Section 1530, Comprehensive Income, CICA Handbook Section 3251, Equity, CICA Handbook Section 3855, Financial Instruments – Recognition and Measurement, CICA Handbook Section 3861, Financial Instruments – Disclosure and Presentation, and CICA Handbook Section 3865, Hedges. These new Handbook Sections provide comprehensive requirements for the recognition and measurement of financial instruments, as well as standards on when and how hedge accounting may be applied. Handbook Section 1530 also establishes standards for reporting and displaying comprehensive income. Comprehensive income is defined as the change in equity from transactions and other events from non-owner sources. Other comprehensive income refers to items recognized in comprehensive income but that are excluded from net income calculated in accordance with generally accepted accounting principles.

Under these new standards, all financial instruments are classified into one of the following five categories: held for trading, held-to-maturity investments, loans and receivables, available-for-sale financial assets or other financial liabilities. Upon initial recognition, all financial assets and liabilities are recognized at fair value. Subsequent to initial recognition, all financial instruments, including derivatives, are included in the consolidated balance sheet and are measured at fair market value with the exception of loans and receivables, investments held-to-maturity and other financial liabilities, which will be measured at amortized cost. Subsequent measurement and recognition of changes in fair value of financial instruments depend on their initial classification. Held for trading financial investments are measured at fair value and all gains and losses are included in net income in the period in which they arise. Available-for-sale financial instruments are measured at fair value with revaluation gains and losses included in other comprehensive income until the asset is removed from the balance sheet.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

2.	Changes in accounting policies (continued):

The standards require derivative instruments to be recorded as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal purchase and sale. Certain derivatives embedded in other contracts must also be measured at fair value. All changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

As a result of the adoption of these standards, the Company has classified its cash and cash equivalents, short-term investments and cash and short-term investments held as reserves as available for sale. The Company has classified accounts receivable, settlement assets, and long-term receivables as loans and receivables, and accounts payable and accrued liabilities, and customer reserves and security deposits as other financial liabilities, all of which are measured at amortized cost. The adoption of these new standards also resulted in the reclassification of the amount of $1,484 previously recorded in "Cumulative translation adjustment" to "Accumulated other comprehensive loss" on the consolidated balance sheets. The adoption of these standards had no impact on the consolidated statement of earnings.

3.	Basis of presentation:

As a result of the sale of the hardware maintenance and repair services business segment effective September 30, 2006, as described in note 4 (b), the results of discontinued operations are included in the net earnings (loss), and are presented separately under discontinued operations.

4.	Business acquisition and disposal:
(a)	Acquisition:

On December 22, 2006, Optimal Acquisition Inc., a wholly-owned subsidiary of the Company, made an offer to acquire all the issued and to be issued ordinary shares of FireOne Group plc ("FireOne") held by non-controlling shareholders (approximately 25% of the total), at a price of £0.60 per share, representing a cash consideration of $16,463. On February 23, 2007, Optimal Acquisition Inc. completed the acquisition of all of the outstanding shares of FireOne, which as of that date became a wholly-owned subsidiary of the Company. Effective February 23, 2007, a minority interest is no longer recorded in the consolidated financial statements of the Company. Transaction costs in connection with this transaction were $1,742. The transaction was accounted for using the purchase method. The Company recorded goodwill of $1,597 in connection with this transaction.

(b)	Sale of hardware maintenance and repair services segment:

Effective September 30, 2006, the Company sold its Canadian hardware maintenance and repair services segment. The divestiture is in accordance with the Company’s strategy of identifying opportunities that can generate superior returns while selling assets that do not generate acceptable returns.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Business acquisition and disposal (continued):
(b)	Sale of hardware maintenance and repair services segment (continued):

The 2006 results of operations for this business segment are included in discontinued operations on the consolidated statement of operations. The results of operations include management assumptions and adjustments related to cost allocations which are inherently subjective.

The results of operations of this business for the three-month period ended March 31, 2006 were as follows:

2006

Revenue	$9,690

Expenses:
Service costs	7,981
Selling, general and administrative	1,935
Restructuring	1,572
Amortization of property, equipment and intangibles	259
Operating leases	735
Foreign exchange	(81)
(2,711)

Net interest income	391

Loss before income taxes	(2,320)

Income tax provision	(350)

Net loss from discontinued operations	$(2,670)

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Goodwill and other intangible assets:

			March 31,
			2007

	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$50,840	$–	$50,840
Customer relationships and service agreements	64,751	17,819	46,932
Acquired technology	4,520	2,712	1,808
ISO/ISA relations	7,180	1,539	5,641
Supplier contract	1,376	818	558
Licensing agreement	538	64	474

	$129,205	$22,952	$106,253

Goodwill in the amount of $1,597 was recognized during the quarter as a result of the acquisition of all the issued shares of FireOne Group Plc not already owned by the Company. Other various merchant payment processing agreements and software licensing agreements were acquired during the quarter, entitling the Company to future revenues.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

6.	Share capital:

On November 6, 2006, the Board of Directors approved a stock buyback program which authorizes the Company to purchase up to 1,100,000 of its issued and outstanding Class "A" shares. The Company may purchase the Class "A" shares on the open market through the facilities of the Nasdaq National Market over the course of 12 months commencing November 21, 2006 and ending November 21, 2007. All shares purchased under the stock buyback program will be cancelled. During the three months ended March 31, 2007, no Class "A" shares were purchased.

7.	Stock options and warrants:
(a)	Optimal Group Inc.:

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

Details of the outstanding stock options are as follows:

		Weighted average
	Number	exercise price
	of options	per share

Options outstanding, December 31, 2006	3,933,171	$7.14
Expired/cancelled	(130)	7.10

Options outstanding, March 31, 2007	3,933,041	$7.14

There are 67,500 stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the three-month period ended March 31, 2007.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

7.	Stock options and warrants (continued):
(a)	Optimal Group Inc. (continued):

The following table summarizes information about the options outstanding and exercisable at March 31, 2007:

		Options outstanding		Options exercisable
	Weighted
	average		Weighted		Weighted
	remaining		average		average
	contractual		exercise		exercise
Exercise	life		price/		price/
price/share:	(years)	Number	share	Number	share

$ 7.10	2.08	3,865,541	$7.10	3,865,541	$7.10
$ 9.36	4.72	67,500	9.36	–	–

	2.13	3,933,041	$7.14	3,865,541	$7.10

(b)	Terra Payments Inc.:

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

Details of the outstanding stock options under the Terra plan are as follows:

	U.S. dollar exercise price		Canadian dollar exercise price

			Weighted average
	Exercise price		exercise price
	Number	per share	Number	per share

Options outstanding, December 31, 2006	134,113	$7.43	181,758	$8.19
Expired/cancelled	–	–	(18,918)	10.67
Exercised	–	–	(4,078)	5.06

Options outstanding, March 31, 2007	134,113	$7.43	158,762	$7.97

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

7.	Stock options and warrants (continued):
(b)	Terra Payments Inc. (continued):

All of these options were fully vested at December 31, 2005. These options expire on various dates up to April 2009.

The weighted average remaining contractual life of the options at March 31, 2007 is approximately 2.0 years.

As at December 31, 2006 and March 31, 2007, there were 22,003 and 21,991 warrants outstanding, respectively, with a weighted average exercise price of CA$ 0.01 and CA$ 0.01, respectively, and expiring on dates up to March 2008.

There are 54,384 Terra options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period ended March 31, 2007.

(c)	FireOne Group plc:

FireOne established a restricted share unit plan whereby eligible individuals are awarded rights to receive ordinary shares in FireOne to be issued from treasury for a nominal consideration. The plan was administered by FireOne’s remuneration committee. Awards were made to eligible individuals at the discretion of the remuneration committee, vested in accordance with a specified vesting schedule and terminate 7 years from date of award.

In May 2005, FireOne made an initial award of 2,443,750 restricted share units to employees, officers and directors of FireOne and the Company. In November 2005, an additional 56,248 restricted share units were awarded to the non-executive directors of FireOne. As at December 31, 2005, all restricted share units were fully vested. In May 2006, an aggregate of 1,299,000 restricted share units were awarded to directors, officers and employees of FireOne and the Company. These restricted share units had an estimated fair value of $8,049 on the grant date which was being amortized over the vesting period. The vesting period of these restricted share units was one third on the first anniversary of the award, an additional one third on the second anniversary of the award and the remaining one third on the third anniversary of the award. In addition, in May and August 2006, an aggregate of 73,116 and 126,788 restricted share units, respectively, having a fair value of $460 and $534, were awarded to restricted share unit holders as a dividend equivalent.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

7.	Stock options and warrants (continued):
(c)	FireOne Group plc (continued):

Changes in restricted share units were as follows:

	RSUs outstanding		Non-vested RSUs

		Weighted		Weighted
		average		average
		fair value		fair value
	Number	per unit	Number	per unit

Restricted share units, December 31, 2006	2,232,711	$ 4.71	1,332,540	$ 6.13

Exercised	(2,232,711)	4.71	(1,332,540)	6.13

Restricted share units, March 31, 2007	–	–	–	–

As a result of the Company's acquisition of all of the issued ordinary shares of FireOne held by non-controlling shareholders in February 2007, all of the unvested restricted share units became exercisable. All of the restricted share units were exercised by the holders in connection with this transaction. In addition, in the first quarter of 2007, the remaining unamortized compensation cost of $5,967 related to unvested restricted share units was recognized by the Company. No restricted share units remain outstanding subsequent to this transaction.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2007 and 2006

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

(d)

The Company is party to litigation arising in the normal course of operations. The Company does not expect the resolution of such matters to have a material adverse effect on its financial position or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several legal matters be resolved against the Company in the same reporting period, the consolidated operating results of a particular reporting period could be materially adversely affected.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

8.	Contingencies and other (continued):
(f)

As previously announced, immediately following the enactment of the Unlawful Internet Gambling Enforcement Act of 2006 (the “Act”) on October 13, 2006, the Company’s then majority-owned subsidiary, FireOne Group plc, ceased to process settlement transactions originating from United States consumers. This represented a substantial portion of revenues derived from processing transactions from online gambling. The Company is exposed to adverse consequences as a result of possible enforcement proceedings, governmental investigations or lawsuits initiated against it in jurisdictions where online gambling is or becomes restricted or prohibited.

Following recent announcements by the U.S. Attorney’s office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, the Company has initiated discussions with the U.S. Attorney’s office in the Southern District of New York and is in the process of responding to a voluntary request for information issued by the U.S. Attorney’s office.

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

9.	Stock-based compensation:

Stock-based compensation expense in the consolidated statements of operations was comprised of:

	2007	2006

Expense related to options granted in 2006	$30	$–
Expense related to FireOne restricted stock unit plan	5,967	–

	$5,997	$–

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Income taxes:

The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

	2007	2006

(Loss) earnings from continuing operations before income tax provision and non-controlling interest	$(4,712)	$11,650

Combined Canadian federal and provincial income taxes at 32% (2006 – 32%)	$(1,508)	$3,730
Foreign exchange(1)	(137)	103
Change in valuation allowance	254	(70)
Stock-based compensation not deductible for tax	1,920	-
Permanent differences and other	47	203
Differences in tax rates	(31)	(1,495)
Amortization of other asset	236	-

Income tax provision for continuing operations	$781	$2,471

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

The provision for (recovery of) income taxes for continuing operations is composed of the following:

	2007	2006

Current income taxes	$1,357	$3,024
Future income taxes	(576)	(553)

	$781	$2,471

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

11.	Segmented information:

In 2006, the Company operated in two processing segments, namely gaming payment services and payment services. On October 13, 2006, FireOne ceased processing settlement transactions originating from United States customers that may be viewed as related to on-line gaming, which represented approximately 81% of the Company's total gaming payment processing services revenue for the year ended December 31, 2006. On February 23, 2007, the Company completed the acquisition of the FireOne shares as discussed in note 4 (a) and reorganized its activities into one payment processing services segment beginning January 1, 2007.

Geographic information is as follows:

			Property and equipment,
	Revenues		goodwill and intangibles
			March 31,	December 31,
	2007	2006	2007	2006

United States	$21,000	$27,905	$63,434	$64,445
Central America	5,060	18,475	–	–
Canada	1,779	2,094	43,055	43,611
Europe	1,688	2,319	1,689	106
Other	539	1,629	–	–

	$30,066	$52,422	$108,178	$108,162

Revenues are attributed to countries based on the location of the customers. The “Other” caption includes countries in Africa and Asia, as well as Australia.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

12.	Supplemental disclosure of cash flow information:
(a)	Net change in operating assets and liabilities:

	2007	2006

Cash and short-term investments held as reserves	$879	$199
Settlement assets	4,840	4,973
Accounts receivable	1,373	(888)
Income taxes receivable and refundable investment tax credits receivable	(69)	(112)
Prepaid expenses and other	1,444	2
Accounts payable and accrued liabilities	(6,691)	(6,022)
Income taxes payable	1,215	(2,325)
Customer reserves and security deposits	(26,280)	(5,382)

Net change in operating assets and liabilities	$(23,289)	$(9,555)

(b)	Cash paid for interest and income taxes:

	2007	2006

Cash paid during the period for:
Interest	$41	$–
Income taxes	218	2,501

(c)	Cash and cash equivalents:

	March 31,	December 31,
	2007	2006

Cash and cash equivalents consist of:
Cash balances with banks	$107,318	$59,069
Short-term investment, bearing interest at 5.17% to 5.20% (2006 - 5.29% to 5.32%)	15,729	44,853

	$123,047	$103,922

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

12.	Supplemental disclosure of cash flow information (continued):
(d)	Non-cash transactions:

	March 31,	December 31,
	2007	2006

Addition of property, equipment and intangibles included in accounts payable and accrued liabilities	$781	$–

13.	Canada/U.S. reporting differences:

The consolidated financial statements of the Company are prepared in accordance with Canadian GAAP, which conform, in all material respects, with U.S. GAAP, except as described below:

(a)	Consolidated Balance Sheets:

Differences between Canadian and U.S. GAAP in the presentation of share capital, additional paid-in capital and deficit are as follows:

(i)	Share capital:

	March 31,	December 31,
	2007	2006

Share capital in accordance with Canadian GAAP	$202,292	$202,252
Stock-based compensation costs on options exercised(1):
Cumulative effect of prior years	39,868	39,868
Change in reporting currency (2)	2,588	2,588

Share capital in accordance with U.S. GAAP	$244,748	$244,708

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

13.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Balance Sheets (continued):
(ii)	Additional paid-in capital:

	March 31,	December 31,
	2007	2006

Additional paid-in capital in accordance with Canadian GAAP	$29,144	$23,169
Stock-based compensation costs (1):
Cumulative effect of prior years	68,757	68,757
Stock-based compensation costs on options exercised (1):
Cumulative effect of prior years	(39,868)	(39,868)
Change in reporting currency (2)	968	968

Additional paid-in capital in accordance with U.S. GAAP	$59,001	$53,026

(iii)	Deficit:

	March 31,	December 31,
	2007	2006

Deficit in accordance with Canadian GAAP	$(10,207)	$(4,555)
Stock-based compensation costs(1):
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation to non-employees (1)	(834)	(834)
Change in reporting currency (2)	(1,189)	(1,189)

Deficit in accordance with US GAAP	$(80,987)	$(75,335)

(1)	Stock-based compensation:

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

13.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Balance Sheets (continued):
(iii)	Deficit (continued):

(1)	Stock-based compensation (continued):

A description of the Company's stock option plans and FireOne's restricted share unit plan is presented in note 7.

Additional disclosures required under SFAS 123R are as follows:

		Terra	FireOne
	Stock	options	restricted
	option	and	share
	plan	warrants	unit plan

Aggregate intrinsic value:
Options exercised during the period	$–	$20	$2,625
Options outstanding and exercisable	4,987	546	–

The aggregate intrinsic value for outstanding and exercisable options at March 31, 2007 represented the pre-tax intrinsic value based on the Company’s closing stock prices at March 31, 2007, which would have been received by option holders had they exercised their securities at that date.

(2)	Change in reporting currency:

In 1998, the Company adopted the U.S. dollar as its reporting currency. Under Canadian GAAP, at the time of change in reporting currency, the historical financial statements were presented using a translation of convenience. Under U.S. GAAP, the financial statements, including prior years, are translated according to the current rate method. Accordingly, the cumulative translation account included as part of accumulated other comprehensive income in shareholders' equity under Canadian GAAP does not exist for U.S. GAAP purposes.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Three-month periods ended March 31, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

13.	Canadian/U.S. reporting differences (continued):
(b)	Accumulated other comprehensive income (loss) (continued):

Accumulated other comprehensive income (loss) under U.S. GAAP, which resulted solely from the translation of the financial statements up to June 30, 2000, the date the Company adopted the United States dollar as its measurement currency, in accordance with the current rate method, is $(3,018) as at March 31, 2007 and December 31, 2006.

(c)	FIN 48 - Accounting for tax uncertainties:

For U.S. GAAP purposes, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for income taxes recognized in a company's financial statements in accordance with FASB statement No. 109. FIN 48 prescribes a more-likely-than-not recognition threshold for tax uncertainties. The adoption of FIN 48 resulted in no adjustment to the liability for unrecognized tax benefits. As of the date of adoption, the total amount of unrecognized tax benefits was $11.6 million, of which $5.6 million would impact the annual effective rate if realized. For U.S. GAAP tax purposes, unrecognized tax benefits would be classified as non-current other liabilities. There were no significant changes to this amount during the first quarter of 2007.

The Company and its subsidiaries file income tax returns with federal and provincial tax authorities within Canada. The Company's foreign affiliates file income tax returns in various jurisdictions, the most significant of which are Ireland, the United Kingdom and the United States. In general, the Company is subject to examination by taxing authorities for years after 2000. The Canadian tax authorities have commenced examinations of tax returns for certain Canadian subsidiaries for the taxation years 2003 and 2004.

14.	Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current year's presentation.

Item 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our Company describes our business, seasonality and trends within our business environment, the critical accounting policies of our Company that will help you understand our interim consolidated financial statements, and the principal factors affecting our results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and management discussion and analysis for the year ended December 31, 2006, and the factors set forth below under “Cautionary Statements Regarding Forward-Looking Statements”. All dollar amounts are expressed in United States dollars (unless otherwise stated) and, other than those expressed in millions of dollars, have been rounded to the nearest thousand. We prepare our interim consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in Canada, with reconciliation to U.S. GAAP, as disclosed in note 13 of the notes to our interim consolidated financial statements. Any reference in this report to uniform resource locator (URL) website locations are inactive textual references only and the contents of such websites do not form a part of this Form 10-Q.

Cautionary Statements Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, but are not limited to, statements about our current expectations with respect to our future growth strategies, opportunities and prospects, competitive position and industry environment. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, or those of the markets we serve, to differ materially from those expressed in, or implied by, these forward-looking statements, including:

•	existing and future governmental regulations;

•	general economic and business conditions in the markets we serve;

•	consumer confidence in the security of financial information transmitted via the Internet;

•	levels of consumer and merchant fraud, disputes between consumers and merchants and merchant insolvency;

•	our ability to safeguard against breaches of privacy and security when processing electronic transactions;

•	the imposition of and our compliance with rules and practice procedures implemented by credit card and check clearing associations;

•	our ability to adapt to changes in technology, including technology relating to electronic payments systems;

•	our ability to protect our intellectual property;

•	our relationships with our suppliers and the banking associations that we rely upon to process our electronic transactions;

•	disruptions in the function of our electronic payments systems and technological defects; and

•	the factors described under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Overview and Recent Developments

We are a payments company with operations primarily in North America and the United Kingdom. Through our wholly owned subsidiary, Optimal Payments Inc., we process credit card payments for small and medium-sized Internet businesses, mail-order/telephone-order (MOTO) merchants and retail point-of-sale merchants, and process electronic checks and direct debits online and by telephone, as well as through our stored-value, electronic wallet.

In 2006, the Company operated in two processing segments, namely gaming payment services through our then majority-owned subsidiary, FireOne Group plc and payment services through Optimal Payments Inc. On October 13, 2006, the United States Unlawful Internet Gambling Enforcement Act of 2006 (the “Act”), was enacted. Upon the passage of the Act, FireOne Group plc immediately ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming, which accounted for approximately 81% of the revenues of the gaming payment services segment for the year ended December 31, 2006. On December 15, 2006, in order to repatriate and realign certain assets, the Company announced that Optimal Acquisition Inc., a wholly-owned subsidiary, would make an offer to acquire all of the issued and to be issued outstanding shares of FireOne Group plc it did not already own at a price of £0.60 per share, representing a cash consideration of $18.2 million inclusive of transaction costs. As a result, effective January 1, 2007, we reorganized our activities and we now operate and report our payment processing business as a combined segment.

On February 23, 2007, Optimal Acquisition Inc. completed the acquisition of all of the outstanding shares of FireOne Group plc, which as of that date became a wholly-owned subsidiary of the Company. Non-controlling interest is no longer recorded in the consolidated financial statements of the Company after this date.

Effective September 30, 2006, the Company sold its Canadian hardware maintenance and repair services segment. The divestiture was in accordance with the Company’s strategy of identifying opportunities that can generate superior returns while selling assets that do not generate acceptable returns. The results of operations for this business segment are included in discontinued operations on the consolidated statement of operations for the comparative period.

Payment Processing

We provide technology and services that businesses require to accept credit card, electronic check and direct debit payments.

We process credit card payments for card-not-present and card-present transactions, including Internet businesses, mail-order/telephone-order (MOTO) merchants and retail point-of-sale merchants, and process electronic checks and direct debits online and by telephone, as well as our stored-value, electronic wallet.

We generate revenues primarily from fees charged to merchants for processing services, as well as from fees charged to consumers who utilize our electronic wallet. Fees charged to merchants typically include a discount rate, based upon a percentage of the dollar amounts processed, and a variety of fixed transaction fees. Merchant fees charged are based upon the merchant’s transaction volume and risk profile. Generally, higher discount rates are charged for card-not-present transactions than for card-present transactions in order to compensate for the higher cost of underwriting and managing the increased risk of fraud associated with these transactions. Other fees are derived from a variety of fixed transaction fees, including set-up fees, fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous items, such as handling chargebacks. Fees charged to consumers who utilize our electronic wallet are based on a fixed amount per transaction. Revenue is recognized primarily at the time the transaction is performed. Where we are the primary party responsible for providing processing services, revenue is recorded on a gross basis and amounts paid to the acquiring processing supplier are recorded as part of our transaction processing expenses. Where we are not the primary party in providing a merchant with processing services, we record revenue net of amounts paid to the acquiring processing supplier.

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

Seasonality

Our business is seasonal in nature, generating a high proportion of our revenues and operating cash flows during the fourth quarter which includes the holiday season.

Critical Accounting Policies and Estimates

The accompanying interim consolidated financial statements have been prepared in accordance with Canadian GAAP. In the preparation of our financial statements we are required to make numerous estimates and assumptions. Financial results as determined by actual events could differ from those estimates and assumptions, and therefore affect our reported results of operations and financial position. Our significant accounting policies are more fully described in note 3 of the notes to our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations. The preparation of financial statements also involves significant management judgment in making estimates about the effect of matters that are inherently uncertain. While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible, based on existing knowledge, that changes in future conditions in the near term could affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. “Near term” is considered to be within one year from the date of financial statements.

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

Goodwill and Other Intangibles

Goodwill is not amortized but rather evaluated under an impairment approach. Other intangible assets with finite lives continue to be amortized over their estimated useful lives. The amounts recorded as intangible assets at the date of acquisition represent the estimated fair value of these assets based on estimated future cash flows discounted at appropriate discount rates. In addition, in our assessment of impairment of goodwill, we are required to determine the fair value of the businesses acquired from which the goodwill and intangibles originated. For intangibles with finite lives, we make estimates of future cash flows to be generated from the related assets. No write-down of goodwill or other intangibles was recorded in the three-month period ended March 31, 2007.

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

Contingent liabilities

Our gaming payment processing services segment derived a substantial portion of its revenue prior to October 13, 2006 from processing transactions from U.S. based gaming. Therefore, we may be exposed to adverse consequences as a result of enforcement proceedings, governmental investigations or lawsuits initiated against us in jurisdictions where gaming is or becomes restricted or prohibited. Following recent announcements by the U.S. Attorney’s office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, the Company has initiated discussions with the U.S. Attorney’s office in the Southern District of New York and is in the process of responding to a voluntary request for information issued by the U.S. Attorney’s office.

Recent Accounting Pronouncements

The following accounting standards have recently been issued by the Canadian Institute of Chartered Accountants (CICA), and the Financial Accounting Standard Board (FASB) that are relevant to our Company.

Financial Instruments:

Effective January 1, 2007, we adopted CICA Handbook section 1530, Comprehensive income, CICA Handbook section 3251, Equity, CICA Handbook section 3855, Financial Instruments – Recognition and Measurement, CICA Handbook section 3862, Financial Instruments – Disclosures and CICA Handbook 3865, Hedges. Refer to note 2 to our interim consolidated financial statements.

As a result of the adoption of these standards, we have classified our cash and cash equivalents, short-term investments and cash and short term investments held as reserves as available for sale. We have also classified our accounts receivable, settlement assets, and long-term receivables as loans and receivables, and our accounts payable and accrued liabilities, and customer reserves and security deposits as other financial liabilities, all of which are measured at amortized cost. The adoption of these new standards also resulted in the reclassification of the amount of $1.5 million previously recorded in "Cumulative translation adjustment" to "Accumulated other comprehensive loss" on the consolidated balance sheets. The adoption of these standards had no impact on the consolidated statements of operations.

Accounting changes:

CICA Handbook section 1506, Accounting changes, modifies certain aspects of the standard it replaces. A reporting entity may not change its accounting method unless required by GAAP or to provide a more reliable and relevant presentation of the financial statements. In addition, change in accounting methods must be applied retroactively and additional information must be disclosed. Effective January 1, 2007 we adopted this section. We are not currently contemplating any voluntary changes in accounting policies.

Accounting for uncertainty in income taxes:

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This FASB interpretation was adopted effective January 1, 2007 for U.S. GAAP purposes. See note 13 to our interim consolidated financial statements for the impact of adoption of this standard on our U.S. GAAP disclosures.

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

Financial Condition

As at March 31, 2007, cash and cash equivalents, short-term investments and settlement assets totaled $151.6 million (including $21.2 million held as reserves), compared to $204.7 million as at December 31, 2006 (including $22.1 million held as reserves). The decrease in cash and cash equivalents, short-term investments and settlement assets is primarily due to, the acquisition of all the outstanding shares of FireOne Group plc held by non-controlling shareholders, the repayment of the bank indebtedness, and the reduction of customer reserves and security deposits. As described above, a significant portion of cash, cash equivalents, and short-term investments have a corresponding liability as these cash amounts are derived from reserves and security deposits which are due to merchants (see "Payment Processing"). Settlement assets result from timing differences in the settlement process of our payment processing business segment. Settlement assets are typically funded to us within days from the transaction processing date. As at March 31, 2007, our cash, short-term investments and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were as follows:

	March 31,	December 31,
(U.S. dollars, in thousands)	2007	2006

Cash and cash equivalents	$123,047	$103,922
Cash held as reserves	18,481	18,960
Short-term investments	5,138	71,621
Short-term investments held as reserves	2,710	3,110
Settlement assets	2,221	7,061
	151,597	204,674

Less:
Bank indebtedness	-	(8,581)
Customer reserves and security deposits	(35,617)	(61,897)

Net	$115,980	$134,196

Our portfolio of liquid and investment grade short-term investments consists of U.S. dollar denominated discounted and undiscounted notes and bonds.

Working capital, excluding cash and short-term investments held as reserves, as at March 31, 2007 was $78.8 million, as compared to $94.3 million at December 31, 2006. The decrease in working capital is primarily due to cash used for the acquisition of all the issued and outstanding shares of FireOne Group plc held by non-controlling shareholders.

Accounts receivable as at March 31, 2007 were $4.2 million compared to $5.6 million at December 31, 2006. The decrease of $1.4 million resulted primarily from the timing of the collection of certain transaction processing revenues.

Goodwill and other intangible assets increased by $0.3 million, from $106.0 million as at December 31, 2006 to $106.3 million as at March 31, 2007. This increase resulted from goodwill of $1.6 million recorded on the acquisition of all the issued and outstanding shares of FireOne Group plc held by non-controlling shareholders, the acquisition of $1.8 million of intangible assets (including $0.8 million included in accounts payable and accrued liabilities), offset by amortization for the period of $3.1 million.

Customer reserves and security deposits as at March 31, 2007 were $35.6 million compared to $61.9 million as at December 31, 2006. The decrease of $26.3 million was primarily due to a reduction in transaction processing volume in the gaming payment processing services segment, resulting from the enactment of the Act.

Shareholders’ equity as at March 31, 2007 was $219.7 million as compared to $219.4 million as at December 31, 2006. The increase is attributable primarily to the results of operations net of stock-based compensation.

Results of Operations

Upon the passage of the Act on October 13, 2006, FireOne Group plc immediately ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming, which accounted for approximately 81% of revenues of the gaming payment processing services segment for the year ended December 31, 2006. Since the passage of the Act, our revenues and profitability have been adversely affected and we expect that this will continue for at least the short-term.

Three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006

Revenues decreased by $22.3 million from $52.4 million for the three-month period ended March 31, 2006 to $30.1 million for the three-month period ended March 31, 2007. The decrease in revenues is due primarily to the cessation, in October 2006, of the U.S. based gaming portion of FireOne Group plc’s processing business.

Transaction processing expenses decreased by $6.8 million, from $25.5 million for the three-month period ended March 31, 2006 to $18.7 million for the three-month period ended March 31, 2007. The decrease in transaction processing expenses is due primarily to the cessation, in October 2006, of the U.S. based gaming portion of FireOne Group plc’s processing business.

Selling, general and administrative expenses decreased by $4.3 million, from $12.0 million for the three-month period ended March 31, 2006 to $7.7 million for the three-month period ended March 31, 2007. The decrease is primarily as a result of the cessation, in October 2006, of the U.S. based gaming portion of FireOne Group plc’s processing business, which resulted in restructuring activities in the third and fourth quarters of 2006 and adjustments of approximately $0.8 million to provisions related to U.S. based gaming.

Amortization of intangibles pertaining to transaction processing increased by $0.1 million, from $3.0 million for the three-month period ended March 31, 2006 to $3.1 million for the three-month period ended March 31, 2007.

Stock-based compensation pertaining to selling, general and administrative expense is attributable to the accounting for the fair value of stock options and restricted share units granted. As a result of our acquisition of all of the issued ordinary shares of FireOne Group plc held by non-controlling shareholders in February 2007, all of the unvested restricted share units became exercisable and the remaining unamortized compensation cost of $6.0 million was recognized. There was no stock-based compensation expense for the three-month period ended March 31, 2006 as all outstanding stock options and restricted share units were fully amortized as of December 31, 2005.

Research and development expenses decreased by $0.1 million, from $0.8 million for the three-month period ended March 31, 2006 to $0.7 million for the three-month period ended March 31, 2007.

Amortization of property and equipment remained constant at approximately $0.3 million for the three-month periods ended March 31, 2006 and 2007.

The provision for income taxes was $0.8 million for the three-month period ended March 31, 2007 compared to $2.5 million for the three-month period ended March 31, 2006. The variance was primarily due to decreased earnings in 2007 compared to 2006. Excluding the effect of non-deductible stock-based compensation expense, the effective tax rate in 2007 was higher than the comparable 2006 period. In 2006, a significant portion of our income was taxable in Ireland at a lower effective tax rate than in Canada, the effect of which was included in the tax provision as a difference in tax rates of $1.5 million, compared to $0.03 million in 2007. In addition, the 2007 tax provision includes the tax effect of non-deductible stock-based compensation expense in the amount of $1.9 million as a result of the acceleration of vesting and exercise of restricted stock units in connection with the privatization of FireOne Group plc. There was no comparable amount in 2006 since we did not record any stock-based compensation expense in the first quarter of 2006.

Our tax provision also includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains and losses do not affect earnings before income taxes.

We recorded non-controlling interest of $0.2 million for the three-month period ended March 31, 2007 compared to $2.1 million for the three-month period ended March 31, 2006. The decrease results primarily from lower earnings in FireOne Group plc for the three-month period ended March 31, 2007 compared to the comparable 2006 period as a result of the cessation of the U.S. based gaming portion of FireOne Group plc’s payment processing services. In addition, as a result of our acquisition of all of the issued ordinary shares of FireOne Group plc held by non-controlling shareholders in February 2007, minority interest is no longer recorded.

Our net loss for the three-month period ended March 31, 2007 was $5.7 million (or $0.24 per share – basic and diluted), compared to net earnings of $4.4 million (or $0.19 per share – basic and $0.17 per share – diluted) for the three-month period ended March 31, 2006. The decrease is due primarily to the cessation in October 2006 of the U.S. based gaming portion of FireOne Group plc’s payment processing business.

Adjusted earnings were $3.5 million (or $0.14 per share – basic and diluted) for the three-month period ended March 31, 2007 compared to adjusted earnings of $10.1 million (or $0.43 per share – basic and $0.39 per share – diluted) for the three-month period ended March 31, 2006.

A reconciliation of this non-GAAP financial information is presented in the table below. We supplement our reporting of net (loss) earnings determined in accordance with Canadian and U.S. GAAP by reporting "adjusted earnings" as a measure of earnings. In establishing this supplemental measure of (loss) earnings, we exclude, foreign exchange gains and losses, discontinued operations, impairment losses, restructuring costs, stock-based compensation and amortization of intangibles pertaining to transaction processing from net earnings, as management believes that foreign exchange gains and losses are largely uncontrollable by management and discontinued operations, impairment losses, restructuring costs and stock-based compensation, amortization of intangibles pertaining to transaction processing, are not reflective of our core operations. We did not record any impairment losses, restructuring costs or results from discontinued operations for the three-month period ended March 31, 2007. Foreign exchange losses were not significant in the three-month periods ended March 31, 2007 and 2006. Adjusted earnings for 2006 have been modified to exclude amortization of intangibles pertaining to transaction processing to be comparable with management’s current definition.

Management believes that adjusted earnings is useful to investors as a measure of our earnings because it is, for management, a primary measure of our performance, and provides a more meaningful reflection of our earnings.

Adjusted earnings does not have a standardized meaning under Canadian or U.S. GAAP and therefore should be considered in addition to, and not as a substitute for, (loss) earnings or any other amount determined in accordance with Canadian and U.S. GAAP. Our measure of adjusted earnings reflects management's judgment in regard to the impact of foreign exchange gains and losses, discontinued operations, impairment losses, restructuring costs, stock-based compensation and amortization of intangibles pertaining to transaction processing on our core operations, and may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars)
	Three months ended
	March 31
	2007	2006

Net (loss) earnings	$(5,652)	$4,389

Add:
Amortization of intangibles pertaining to transaction processing	3,109	3,015
Stock-based compensation pertaining to selling, general and administrative expenses	5,997	-
Loss from discontinued operations	-	2,670
Adjusted earnings	$3,454	$10, 074

Liquidity and Capital Resources

As at March 31, 2007, cash, cash equivalents, short-term investments and settlement assets totaled $151.6 million (including $21.2 million held as reserves), compared to $204.7 million as at December 31, 2006 (including $22.1 million held as reserves). Working capital, excluding cash and short-term investments held as reserves, as at March 31, 2007 was $78.8 million (December 31, 2006 — $94.3 million). As previously described, a significant portion of cash, cash equivalents, and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see "Payment Processing").

Settlement assets result from timing differences in the settlement process of our payment processing business. Settlement assets are typically funded to us within days from the transaction processing date.

As at March 31, 2007, our cash, short-term investments and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were $116.0 million (see "Financial Condition" above).

Operating activities used $19.9 million of cash and cash equivalents in the three-month period ended March 31, 2007, as compared to $2.4 million of cash generated for the three-month period ended March 31, 2006. The decrease in cash generated in the current period is primarily as a result of decreased earnings from continuing operations as well as a reduction of customer reserves and security deposits.

Financing activities used $8.5 million of cash for the three-month period ended March 31, 2007 compared to generating $2.3 million for the three-month period ended March 31, 2006. Financing activities in 2007 include the repayment of bank indebtedness of $8.6 million.

Investing activities generated $47.5 million of cash for the three-month period ended March 31, 2007 compared to $19.6 million of cash generated for the three-month period ended March 31, 2006. In 2007, the amount generated represents primarily proceeds from the maturity of short-term investments in the amount of $66.5 million less the repurchase of FireOne Group plc shares in the amount of $18.2 million inclusive of transaction costs.

We believe that our cash, cash equivalents and short-term investments will be adequate to meet our needs for at least the next 12 months.

We have no financial obligations of significance, including any off-balance sheet arrangements, other than long-term lease commitments for our premises in the United States, United Kingdom, Ireland and Canada.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

As of March 31, 2007 (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no material changes to the disclosure of legal proceedings contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.	Risk Factors

There were no material changes to the disclosure of risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our common shares during the three-month period ended March 31, 2007.

Item 3.	Defaults Upon Senior Securities

The registrant has nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

The registrant has nothing to report under this item.

Item 5.	Other Information

The company has determined that it will hold its 2007 annual general meeting of shareholders on June 26, 2007, a date that is more than 30 days later than its 2006 annual meeting of shareholders, which was held on May 25, 2006. As a result, any shareholder desiring to submit a proposal for action at the 2007 annual general meeting of shareholders and presentation in the Company's proxy statement with respect to such meeting must arrange for such proposal to be delivered to the Company so that such proposal is received by the Company at its principal place of business in a reasonable amount of time prior to when the Company begins to print and mail its proxy materials for the 2007 annual general meeting of shareholders.

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

May 9, 2007	Optimal Group Inc.

By:	/s/	Neil S. Wechsler
Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Gary S. Wechsler

Gary S. Wechsler, Chief Financial Officer

(Principal Accounting Officer)