Form 10-Q
period 2007-08-08
OPTIMAL GROUP INC
filed 2007-08-08
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

or

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

At August 3, 2007, the registrant had 23,867,351 common shares designated as Class “A” shares (without nominal or par value) outstanding.

OPTIMAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements of

(Unaudited)

OPTIMAL GROUP INC.

Six-month periods ended June 30, 2007 and 2006

(expressed in U.S. dollars)

OPTIMAL GROUP INC.

Consolidated Financial Statements

(Unaudited)

Six-month periods ended June 30, 2007 and 2006

(expressed in U.S. dollars)

Financial Statements

OPTIMAL GROUP INC.
Consolidated Balance Sheets
(Unaudited)

June 30, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$107,666	$103,922
Restricted cash (note 8 (f))	19,182	–
Cash held as reserves	11,340	18,960
Short-term investments	–	71,621
Short-term investments held as reserves	2,410	3,110
Settlement assets	2,008	7,061
Accounts receivable	8,343	5,600
Income taxes receivable and refundable investment tax credits	1,457	1,025
Prepaid expenses	1,303	2,625
Future income taxes	2,096	2,199
	155,805	216,123
Long-term receivables	1,394	3,144
Property and equipment	1,758	2,121
Goodwill and other intangible assets	102,877	106,041
Future income taxes	4,914	4,183
Other asset	10,186	10,423

	$276,934	$342,035
Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness	$–	$8,581
Customer reserves and security deposits	25,976	61,897
Accounts payable and accrued liabilities	17,641	23,362
Income taxes payable	5,989	5,573
Future income taxes	381	382
	49,987	99,795
Non-controlling interest	–	16,392
Future income taxes	5,981	6,466
Shareholders' equity:
Share capital (note 6)	202,359	202,252
Additional paid-in capital	29,141	23,169
Deficit	(9,050)	(4,555)
Accumulated other comprehensive loss	(1,484)	(1,484)
	220,966	219,382

Contingencies and other (note 8)

	$276,934	$342,035
See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

Periods ended June 30, 2007 and 2006
(expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues	$28,042	$52,242	$58,108	$104,664

Expenses:
Transaction processing	18,096	24,545	36,769	50,053
Selling, general and administrative	5,803	14,550	13,474	26,519
Amortization of intangibles pertaining to transaction processing	3,227	3,050	6,336	6,065
Amortization of property and equipment	316	377	650	766
Stock-based compensation pertaining to selling, general and administrative	30	335	6,027	335
Research and development	601	825	1,264	1,630
Operating leases	282	384	514	752

(Loss) earnings from continuing operations before undernoted item	(313)	8,176	(6,926)	18,544

Investment income	1,576	2,235	3,477	3,517

Earnings (loss) from continuing operations before income tax provision and non-controlling interest	1,263	10,411	(3,449)	22,061

Income tax provision (note 10)	106	1,852	887	4,323

Earnings (loss) from continuing operations before non-controlling interest	1,157	8,559	(4,336)	17,738

Non-controlling interest	-	(2,037)	(159)	(4,157)

Earnings (loss) from continuing operations	1,157	6,522	(4,495)	13,581

Loss from discontinued operations	-	(2,831)	-	(5,501)

Net earnings (loss) and comprehensive income (loss)	$1,157	$3,691	$(4,495)	$8,080

Weighted average number of shares:
Basic	23,854,507	23,707,648	23,853,710	23,517,593
Plus impact of stock options and warrants	542,407	2,074,570	617,135	2,366,788

Diluted	24,396,914	25,782,218	24,470,845	25,884,381

Earnings (loss) per share:
Continuing operations:
Basic	$0.05	$0.28	$(0.19)	$0.58
Diluted	0.05	0.25	(0.19)	0.52
Discontinued operations:
Basic	-	(0.12)	-	(0.24)
Diluted	-	(0.11)	-	(0.21)
Net:
Basic	0.05	0.16	(0.19)	0.34
Diluted	0.05	0.14	(0.19)	0.31

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

Periods ended June 30, 2007 and 2006
(expressed in thousands of U.S. dollars)

					Accu-
					mulated
			Addi-		other
			tional		compre-
	Share capital		paid-in		hensive
	Number	Dollars	capital	Deficit	loss	Total

Balance, December 31, 2006	23,849,090	$202,252	$23,169	$(4,555)	$(1,484)	$219,382

Exercise of stock options:
Cash proceeds	10,708	52	–	–	–	52
Ascribed value	–	55	(55)	–	–	–

Stock-based compensation (note 9)	–	–	6,027	–	–	6,027

Net loss	–	–	–	(4,495)	–	(4,495)

Balance, June 30, 2007	23,859,798	$202,359	$29,141	$(9,050)	$(1,484)	$220,966

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

Periods ended June 30, 2007 and 2006
(expressed in thousands of U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Cash flows from (used in) operating activities:
Net earnings (loss)	$1,157	$3,691	$(4,495)	$8,080
Add: loss from discontinued operations	-	2,831	-	5,501
Net earnings (loss) from continuing operations	1,157	6,522	(4,495)	13,581

Adjustments for items not affecting cash:
Non-controlling interest	-	2,037	159	4,157
Amortization	3,543	3,427	6,986	6,831
Gain on settlement of litigation	(1,612)	-	(1,612)	-
Future income taxes	(421)	(1,988)	(997)	(2,541)
Stock-based compensation	30	335	6,027	335
Foreign exchange	(108)	(822)	(138)	(868)
Net change in operating assets and liabilities (note 12 (a))	(22,295)	(1,918)	(45,584)	(11,473)
	(19,706)	7,593	(39,654)	10,022

Cash flows from (used in) financing activities:
Proceeds from exercise of RSUs in FireOne	-	15	58	21
Proceeds from issuance of Class “A” shares	34	217	52	4,047
FireOne dividend paid	-	(2,107)	-	(2,107)
Increase (decrease) in bank indebtedness	-	1,469	(8,581)	938
Repurchase of Class “A” shares	-	(1,291)	-	(2,264)
	34	(1,697)	(8,471)	635

Cash flows from (used in) investing activities:
Repurchase of FireOne ordinary shares	-	-	(16,463)	-
Transaction costs	(6)	-	(1,748)	-
Purchase of property, equipment and intangible assets	(976)	(625)	(2,058)	(1,698)
Proceeds from maturity of short-term investments	5,138	14,425	71,621	34,248
Decrease (increase) in long-term receivables	27	(241)	362	589
	4,183	13,559	51,714	33,139

Effect of exchange rate changes on cash and cash equivalents during the period	108	344	155	402

Cash flows of discontinued operations:
Operating cash flows	–	(2,548)	–	(3,261)
Investing cash flows	–	(11)	–	(82)
	–	(2,559)	–	(3,343)

(Decrease) increase in cash and cash equivalents	(15,381)	17,240	3,744	40,855

Cash and cash equivalents, beginning of period	123,047	121,851	103,922	98,236

Cash and cash equivalents, end of period	$107,666	$139,091	$107,666	$139,091

Supplemental cash flow information (note 12).

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements

(Unaudited)

Six-month periods ended June 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

1.	Interim financial information:

These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles (“GAAP”). The unaudited consolidated balance sheet as at June 30, 2007, the unaudited consolidated statements of operations and cash flows for the periods ended June 30, 2007 and 2006 and the unaudited consolidated statement of shareholders' equity for the period ended June 30, 2007 reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 3 to the annual audited consolidated financial statements for the year ended December 31, 2006, except as described in note 2 below. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual audited consolidated financial statements of Optimal Group Inc. (the “Company”) as at and for the year ended December 31, 2006.

The Company's revenues and expenses are subject to seasonal variations. The results of operations and cash flows for any quarter are not necessarily indicative of the results or cash flows for an entire year.

All amounts in the attached notes are unaudited unless specifically identified.

2.	Changes in accounting policies:

Effective January 1, 2007, the Company adopted the Canadian Institute of Chartered Accountants (CICA) Handbook Section 1530, Comprehensive Income, CICA Handbook Section 3251, Equity, CICA Handbook Section 3855, Financial Instruments – Recognition and Measurement, CICA Handbook Section 3861, Financial Instruments – Disclosure and Presentation, and CICA Handbook Section 3865, Hedges. These new Handbook Sections provide comprehensive requirements for the recognition and measurement of financial instruments, as well as standards on when and how hedge accounting may be applied. Handbook Section 1530 also establishes standards for reporting and displaying comprehensive income. Comprehensive income is defined as the change in equity from transactions and other events from non-owner sources. Other comprehensive income refers to items recognized in comprehensive income but that are excluded from net income calculated in accordance with GAAP.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

2.	Changes in accounting policies (continued):

Under these new standards, all financial instruments are classified into one of the following five categories: held for trading, held-to-maturity investments, loans and receivables, available-for-sale financial assets or other financial liabilities. Upon initial recognition, all financial assets and liabilities are recognized at fair value. Subsequent to initial recognition, all financial instruments, including derivatives, are included in the consolidated balance sheet and are measured at fair market value with the exception of loans and receivables, investments held to maturity and other financial liabilities, which will be measured at amortized cost. Subsequent measurement and recognition of changes in fair value of financial instruments depend on their initial classification. Held-for-trading financial investments are measured at fair value and all gains and losses are included in net income in the period in which they arise. Available-for-sale financial instruments are measured at fair value with revaluation gains and losses included in other comprehensive income until the asset is removed from the balance sheet.

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

As a result of the sale of the hardware maintenance and repair services business segment effective September 30, 2006 as described in note 4 (b), the results of this discontinued operation are presented separately under discontinued operations in the consolidated statements of operations for 2006.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Business acquisition and disposal:
(a)	Acquisition:

On December 22, 2006, Optimal Acquisition Inc., a wholly-owned subsidiary of the Company, made an offer to acquire all the issued and to be issued ordinary shares of FireOne Group plc ("FireOne") held by non-controlling shareholders (approximately 25% of the total), at a price of £0.60 per share, representing a cash consideration of $16,463. On February 23, 2007, Optimal Acquisition Inc. completed the acquisition of all of the outstanding shares of FireOne, which as of that date became a wholly-owned subsidiary of the Company. Effective February 23, 2007, a non-controlling interest is no longer recorded in the consolidated financial statements of the Company. Transaction costs in connection with this transaction were $1,748. The transaction was accounted for using the purchase method. The Company recorded goodwill of $1,603 in connection with this transaction.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Business acquisition and disposal (continued):
(b)	Sale of hardware maintenance and repair services segment (continued):

The results of operations of this business for the three-month and six-month periods ended June 30, 2006 were as follows:

	Three months ended June 30,	Six months ended June 30,
	2006	2006

Revenue	$8,514	$18,204

Expenses:
Service costs	7,295	15,276
Selling, general and administrative	2,203	3,747
Restructuring	811	2,383
Amortization of property, equipment and intangibles	–	259
Operating leases	587	1,322
Foreign exchange	449	368

Loss before income taxes	(2,831)	(5,151)

Income tax provision	–	350

Net loss from discontinued operations	$(2,831)	$(5,501)

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Goodwill and other intangible assets:

			June 30,
			2007

	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$50,846	$–	$50,846
Customer relationships and service agreements	64,333	20,176	44,157
Acquired technology	4,520	2,938	1,582
ISO/ISA relations	7,180	1,795	5,385
Supplier contract	1,376	905	471
Licensing agreement	538	102	436

	$128,793	$25,916	$102,877

Goodwill in the amount of $1,603 was recognized as a result of the acquisition of all the issued shares of FireOne Group Plc not already owned by the Company. Other various merchant payment processing agreements and software licensing agreements were acquired during the six-month period ended June 30, 2007, entitling the Company to future revenues.

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

Six-month periods ended June 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

6.	Share capital:

On November 6, 2006, the Board of Directors approved a stock buyback program which authorizes the Company to purchase up to 1,100,000 of its issued and outstanding Class "A" shares. The Company may purchase the Class "A" shares on the open market through the facilities of the Nasdaq Stock Market over the course of 12 months commencing November 21, 2006 and ending November 21, 2007. All shares purchased under the stock buyback program will be cancelled. During the six months ended June 30, 2007, no Class "A" shares were purchased.

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

Details of the outstanding stock options are as follows:

		Weighted average
	Number	exercise price
	of options	per share

Options outstanding, December 31, 2006	3,933,171	$7.14
Expired/cancelled	(630)	7.10

Options outstanding, June 30, 2007	3,932,541	$7.14

There are 67,500 (June 30, 2006 - nil) stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the three and six-month periods ended June 30, 2007.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

7.	Stock options and warrants (continued):
(a)	Optimal Group Inc. (continued):

The following table summarizes information about the options outstanding and exercisable at June 30, 2007:

		Options outstanding	Options exercisable
	Weighted
	average		Weighted		Weighted
	remaining		average		average
	contractual		exercise		exercise
Exercise	life		price/		price/
price/share	(years)	Number	share	Number	share

$7.10	1.83	3,865,041	$7.10	3,865,041	$7.10
$9.36	4.47	67,500	9.36	–	–

	1.88	3,932,541	$7.14	3,865,041	$7.10

(b)	Terra Payments Inc.:

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

Details of the outstanding stock options under the Terra plan are as follows:

	Options with a		Options with a
	U.S. dollar exercise price		Canadian dollar exercise price

			Weighted average
	Exercise price		exercise price
	Number	per share	Number	per share

Options outstanding, December 31, 2006	134,113	$7.43	181,758	$8.19
Expired/cancelled	–	–	(19,414)	10.62
Exercised	–	–	(10,708)	5.31

Options outstanding, June 30, 2007	134,113	$7.43	151,636	$8.08

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

7.	Stock options and warrants (continued):
(b)	Terra Payments Inc. (continued):

All of these options were fully vested at December 31, 2005. These options expire on various dates up to April 2009.

The weighted average remaining contractual life of the options at June 30, 2007 is approximately 1.5 years.

As at December 31, 2006 and June 30, 2007, there were 22,003 and 21,991 warrants outstanding, respectively, with a weighted average exercise price of CA$0.01 and CA$0.01, respectively, and expiring on dates up to March 2008.

There are 55,062 (June 30, 2006 - nil) Terra options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the three and six-month periods ended June 30, 2007.

(c)	FireOne Group plc:

FireOne established a restricted share unit plan whereby eligible individuals were awarded rights to receive ordinary shares in FireOne to be issued from treasury for a nominal consideration. The plan was administered by FireOne’s remuneration committee. Awards were made to eligible individuals at the discretion of the remuneration committee, vested in accordance with a specified vesting schedule and terminate 7 years from date of award.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

7.	Stock options and warrants (continued):
(c)	FireOne Group plc (continued):

Changes in restricted share units were as follows:

	RSUs outstanding		Non-vested RSUs

		Weighted		Weighted
		average		average
		fair value		fair value
	Number	per unit	Number	per unit

Restricted share units, December 31, 2006	2,232,711	$4.71	1,332,540	$6.13

Exercised	(2,232,711)	4.71	(1,332,540)	6.13

Restricted share units, June 30, 2007	–	–	–	–

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

Six-month periods ended June 30, 2007 and 2006

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

(c)

The Company was pursuing the recovery of funds withdrawn from a Terra bank account by one of its credit card suppliers for various service charges assessed pertaining to periods prior to December 31, 2001, on the belief that these charges were largely unsubstantiated. The Company’s claim which was being pursued through legal recourse was settled and received in July 2007 for $3,000 and is included in accounts receivable in the consolidated balance sheets at June 30, 2007. The Company recorded a gain of approximately $1,600 as a result of the settlement, representing the difference between the settlement amount and the carrying amount of the receivable. The gain has been recorded in selling, general and administrative expenses in the consolidated statements of operations.

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

Six-month periods ended June 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

8.	Contingencies and other (continued):
(f)

As previously announced, immediately following the enactment of the Unlawful Internet Gambling Enforcement Act of 2006 (the “Act”) on October 13, 2006, the Company’s then majority-owned subsidiary, FireOne, ceased to process settlement transactions originating from United States consumers. This represented a substantial portion of revenues derived from processing transactions from online gambling. The Company is exposed to adverse consequences as a result of possible enforcement proceedings, governmental investigations or lawsuits initiated against it in jurisdictions where online gambling is or becomes restricted or prohibited.

Following announcements by the U.S. Attorney’s office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, the Company announced on May 8, 2007 that it has initiated discussions with the U.S. Attorney’s office in the Southern District of New York and is in the process of responding to a voluntary request for information issued by the U.S. Attorney’s office. In connection with such ongoing investigation, the Company announced on May 11, 2007 that it had received a copy of warrants of seizure issued by the U.S. Attorney’s Office against funds of certain payment processors that were on deposit with two U.S. banks. These funds included monies that were on deposit to the credit of Company affiliates of $19,182. The total amount seized of $19,182 is presented as restricted cash on the consolidated balance sheets. No provision has been recorded by the Company for this matter because the outcome of these discussions and the amount of loss, if any, are not currently determinable.

While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible that changes in future conditions in the near term could require a material change in the recognized amounts of certain assets and liabilities. “Near term” is considered to be within one year from the date of the financial statements.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Stock-based compensation:

Stock-based compensation expense in the consolidated statements of operations was comprised of:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Expense related to options granted in 2006	$30	$–	$60	$–
Expense related to FireOne restricted share unit plan	–	335	5,967	335

	$30	$335	$6,027	$335

10.	Income taxes:

The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Earnings (loss) from continuing operations before income tax provision and non-controlling interest	$1,263	$10,411	$(3,449)	$22,061

Combined Canadian federal and provincial income taxes at 32%	$404	$3,334	$(1,105)	$7,064
Foreign exchange(1)	(1,152)	(1,248)	(1,290)	(1,145)
Change in valuation allowance	1,285	585	1,539	515
Stock-based compensation not deductible for tax	10	76	1,930	76
Permanent differences and other	(161)	750	(112)	953
Differences in tax rates	(280)	(1,645)	(311)	(3,140)
Amortization of other asset	–	–	236	–

Income tax provision for continuing operations	$106	$1,852	$887	$4,323

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2007 and 2006

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

The provision for income taxes for continuing operations is composed of the following:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Current income taxes	$527	$3,840	$1,884	$6,864
Future income taxes	(421)	(1,988)	(997)	(2,541)

	$106	$1,852	$887	$4,323

11.	Segmented information:

In 2006, the Company operated in two processing segments, namely gaming payment services and payment services. On October 13, 2006, the Company’s then majority-owned subsidiary, FireOne, ceased processing settlement transactions originating from United States customers that may be viewed as related to on-line gaming, which represented approximately 81% of the Company's total gaming payment processing services revenue for the year ended December 31, 2006. On February 23, 2007, the Company completed the acquisition of the FireOne shares as discussed in note 4 (a) and reorganized its activities into one payment processing services segment beginning January 1, 2007.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

11.	Segmented information (continued):

Geographic information is as follows:

					Property and equipment,
	Revenues				goodwill and intangibles
	Three months ended June 30,		Six months ended June 30,		June 30,	December 31,
	2007	2006	2007	2006	2007	2006

United States	$21,318	$28,327	$42,318	$56,232	$60,425	$64,445
Central America	3,026	17,145	8,086	35,620	–	–
Canada	1,807	2,408	3,585	4,502	42,516	43,611
Europe	1,610	2,858	3,298	5,177	1,694	106
Other	281	1,504	821	3,133	–	–

	$28,042	$52,242	$58,108	$104,664	$104,635	$108,162

Revenues are attributed to countries based on the location of the customers.

12.	Supplemental disclosure of cash flow information:
(a)	Net change in operating assets and liabilities:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Cash and short-term investments held as reserves	$7,441	$(1,133)	$8,320	$(934)
Restricted cash	(19,182)	–	(19,182)	–
Settlement assets	213	2,921	5,053	7,894
Accounts receivable	(916)	(2,117)	457	(3,005)
Income taxes receivable and refundable investment tax credits receivable	(363)	(286)	(432)	(398)
Prepaid expenses	(122)	(428)	1,322	(426)
Accounts payable and accrued liabilities	971	5,949	(5,720)	(73)
Income taxes payable	(696)	1,235	519	(1,090)
Customer reserves and security deposits	(9,641)	(8,059)	(35,921)	(13,441)

Net change in operating assets and liabilities	$(22,295)	$(1,918)	$(45,584)	$(11,473)

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

12.	Supplemental disclosure of cash flow information (continued):
(b)	Cash paid for interest and income taxes:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Cash paid during the period for:
Interest	$–	$6	$41	$9
Income taxes	461	1,189	679	3,690

(c)	Cash and cash equivalents:

	June 30,	December 31,
	2007	2006

Cash and cash equivalents consist of:
Cash balances with banks	$86,528	$59,069
Short-term investments, bearing interest at 5.18% to 5.19% (2006 - 5.29% to 5.32%)	21,138	44,853

	$107,666	$103,922

13.	Canada/U.S. reporting differences:

The consolidated financial statements of the Company are prepared in accordance with Canadian GAAP, which conform, in all material respects, with U.S. GAAP, except as described below:

(a)	Consolidated Balance Sheets:

Differences between Canadian and U.S. GAAP in the presentation of share capital, additional paid-in capital and deficit are as follows:

(i)	Share capital:

	June 30,	December 31,
	2007	2006

Share capital in accordance with Canadian GAAP	$202,359	$202,252
Stock-based compensation costs on options exercised(1):
Cumulative effect of prior years	39,868	39,868
Change in reporting currency (2)	2,588	2,588

Share capital in accordance with U.S. GAAP	$244,815	$244,708

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

13.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Balance Sheets (continued):
(ii)	Additional paid-in capital:

	June 30,	December 31,
	2007	2006

Additional paid-in capital in accordance with Canadian GAAP	$29,141	$23,169
Stock-based compensation costs (1):
Cumulative effect of prior years	68,757	68,757
Stock-based compensation costs on options exercised (1):
Cumulative effect of prior years	(39,868)	(39,868)
Change in reporting currency (2)	968	968

Additional paid-in capital in accordance with U.S. GAAP	$58,998	$53,026

(iii)	Deficit:

	June 30,	December 31,
	2007	2006

Deficit in accordance with Canadian GAAP	$(9,050)	$(4,555)
Stock-based compensation costs(1):
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation to non-employees (1)	(834)	(834)
Change in reporting currency (2)	(1,189)	(1,189)

Deficit in accordance with US GAAP	$(79,830)	$(75,335)

(1)	Stock-based compensation:

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Six-month periods ended June 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

13.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Balance Sheets (continued):
(iii)	Deficit (continued):

(1)	Stock-based compensation (continued):

A description of the Company's stock option plans and FireOne's restricted share unit plan is presented in note 7.

Additional disclosures required under SFAS 123R are as follows:

		Terra	FireOne
	Stock	options	restricted
	option	and	share
	plan	warrants	units

Aggregate intrinsic value:
Options exercised during the period	$–	$62	$2,625
Options outstanding and exercisable	1,739	177	–

The aggregate intrinsic value for outstanding and exercisable options at June 30, 2007 represented the pre-tax intrinsic value based on the Company’s closing stock price at June 30, 2007, which would have been received by option holders had they exercised their securities at that date.

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

Six-month periods ended June 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per-share amounts)

13.	Canadian/U.S. reporting differences (continued):
(b)	Accumulated other comprehensive income (loss) (continued):

Accumulated other comprehensive income (loss) under U.S. GAAP, which resulted solely from the translation of the financial statements up to June 30, 2000, the date the Company adopted the United States dollar as its measurement currency, in accordance with the current rate method, is $(3,018) as at June 30, 2007 and December 31, 2006.

(c)	FIN 48 - Accounting for tax uncertainties:

For U.S. GAAP purposes, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for income taxes recognized in a company's financial statements in accordance with FASB statement No. 109. FIN 48 prescribes a more-likely-than-not recognition threshold for tax uncertainties. The adoption of FIN 48 resulted in no adjustment to the liability for unrecognized tax benefits. As of the date of adoption, the total amount of unrecognized tax benefits was $11.5 million, of which $5.8 million would impact the annual effective rate if realized. For U.S. GAAP tax purposes, unrecognized tax benefits would be classified as non-current other liabilities. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. There have not been any material changes in the liability for unrecognized tax benefits, including interest and penalties, during the six months ended June 30, 2007.

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

Cautionary Statements Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.Words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, but are not limited to, statements about our current expectations with respect to our future growth strategies, opportunities and prospects, competitive position and industry environment. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, or those of the markets we serve, to differ materially from those expressed in, or implied by, these forward-looking statements, including:

•	existing and future governmental regulations;

•	general economic and business conditions in the markets we serve;

•	consumer confidence in the security of financial information transmitted via the Internet;

•	levels of consumer and merchant fraud, disputes between consumers and merchants and merchant insolvency;

•	our ability to safeguard against breaches of privacy and security when processing electronic transactions;

•	the imposition of and our compliance with rules and practice procedures implemented by credit card and check clearing associations;

•	our ability to adapt to changes in technology, including technology relating to electronic payments systems;

•	our ability to protect our intellectual property;

•	our relationships with our suppliers and the banking associations that we rely upon to process our electronic transactions;

•	disruptions in the function of our electronic payments systems and technological defects;

•	the factors described under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006; and

•	our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances.

There may be additional risks and uncertainties and other factors that we do not currently view as material or that are not presently known by us. The forward looking statements made in this document are only made as of the date of this document.

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

Overview and Recent Developments

Through our wholly owned subsidiary, Optimal Payments Inc, we operate a payments company with operations primarily in North America and the United Kingdom. We process credit card payments for small and medium-sized Internet businesses, mail-order/telephone-order (MOTO) merchants and retail point-of-sale merchants, and process electronic checks and direct debits online and by telephone, as well as through our stored-value, electronic wallet.

Following announcements by the U.S. Attorney’s office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, we announced on May 8, 2007 that we had initiated discussions with the U.S. Attorney’s office in the Southern District of New York and are in the process of responding to a voluntary request for information issued by the U.S. Attorney’s office. In connection with such ongoing investigation, we announced on May 11, 2007 that we had received a copy of warrants of seizure issued by the U.S. Attorney’s Office against funds of certain payment processors that were on deposit with two U.S. banks. These funds included $19.2 million that were on deposit to the credit of Company affiliates. The total amount seized of $19.2 million is presented as restricted cash on the consolidated balance sheets. We have not recorded any provision for this matter in our financial statements because the outcome of these discussions and the amount of loss, if any, is not determinable.

In 2006, we operated in two processing segments, namely gaming payment services through our then majority-owned subsidiary, FireOne Group plc and payment services through Optimal Payments Inc. On October 13, 2006, the United States Unlawful Internet Gambling Enforcement Act of 2006 (the “Act”), was enacted. Upon the passage of the Act, FireOne Group plc immediately ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming, which accounted for approximately 81% of the revenues of the gaming payment services segment for the year ended December 31, 2006. On December 15, 2006, in order to repatriate and realign certain assets, we announced that Optimal Acquisition Inc., a wholly-owned subsidiary, would make an offer to acquire all of the issued and to be issued outstanding ordinary shares of FireOne Group plc it did not already own at a price of £0.60 per share, representing a cash consideration of $18.2 million inclusive of transaction costs. As a result, effective January 1, 2007, we reorganized our activities and we now operate and report our payment processing business as a combined segment.

On February 23, 2007, Optimal Acquisition Inc. completed the acquisition of all of the issued and outstanding ordinary shares of FireOne Group plc, which as of that date became our wholly-owned subsidiary. Non-controlling interest is no longer recorded in our consolidated financial statements after this date.

Effective September 30, 2006, we sold our Canadian hardware maintenance and repair services segment. The divestiture was in accordance with our strategy of identifying opportunities that can generate superior returns while selling assets that do not generate acceptable returns. The results of operations for this business segment are included in discontinued operations on the consolidated statement of operations for the comparative period.

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

We generate revenues primarily from fees charged to merchants for processing services, as well as from fees charged to consumers who utilize our electronic wallet. Fees charged to merchants typically include a discount rate, based upon a percentage of the dollar amounts processed, and a variety of fixed transaction fees. Merchant fees charged are based upon the merchant’s transaction volume and risk profile. Generally, higher discount rates are charged for card-not-present transactions than for card-present transactions in order to compensate for the increased risk of fraud associated with these transactions. Other fees are derived from a variety of fixed transaction fees, including set-up fees, fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous items, such as handling chargebacks. Fees charged to consumers who utilize our electronic wallet are based on a fixed amount per transaction. Revenue is recognized primarily at the time the transaction is performed. Where we are the primary party responsible for providing processing services, revenue is recorded on a gross basis and amounts paid to the acquiring processing supplier are recorded as part of our transaction processing expenses. Where we are not the primary party in providing a merchant with processing services, we record revenue net of amounts paid to the acquiring processing supplier.

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

Seasonality

Our business is seasonal in nature, generating a high proportion of our revenues and operating cash flows during the fourth quarter, which includes the holiday season.

Critical Accounting Policies and Estimates

The accompanying interim consolidated financial statements have been prepared in accordance with Canadian GAAP. In the preparation of our financial statements we are required to make numerous estimates and assumptions. Financial results as determined by actual events could differ from those estimates and assumptions, and therefore affect our reported results of operations and financial position. Our significant accounting policies are more fully described in note 3 of the notes to our annual audited consolidated financial statements included in our Form 10-K Annual Report for the year ended December 31, 2006. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations. The preparation of financial statements also involves significant management judgment in making estimates about the effect of matters that are inherently uncertain. While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible that changes in future conditions in the near term could affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. “Near term” is considered to be within one year from the date of financial statements.

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

Goodwill and Other Intangibles

Goodwill is not amortized but rather evaluated under an impairment approach on an annual basis using December 31st as the measurement date. Other intangible assets with finite lives continue to be amortized over their estimated useful lives. The amounts recorded as intangible assets at the date of acquisition represent the estimated fair value of these assets based on estimated future cash flows discounted at appropriate discount rates. In addition, in our assessment of impairment of goodwill, we are required to determine the fair value of the businesses acquired, on an annual basis, from which the goodwill and intangibles originated. For intangibles with finite lives, we make estimates of future cash flows to be generated from the related assets. No write-down of goodwill or other intangibles was recorded in the six-month period ended June 30, 2007.

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

Contingent liabilities

Our gaming payment processing services segment derived a substantial portion of its revenue prior to October 13, 2006 from processing transactions from U.S. based gaming. Therefore, we may be exposed to adverse consequences as a result of enforcement proceedings, governmental investigations or lawsuits initiated against us in jurisdictions where gaming is or becomes restricted or prohibited. Following announcements by the U.S. Attorney’s office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, we announced on May 8, 2007 that we had initiated discussions with the U.S. Attorney’s office in the Southern District of New York and are in the process of responding to a voluntary request for information issued by the U.S. Attorney’s office. We have not recorded any provision for this matter because the outcome of these discussions and the amount of loss, if any, are not determinable. While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible that changes in future conditions in the near term could require a material change in the recognized amounts of certain assets and liabilities. “Near term” is considered to be within one year from the date of the financial statements.

Recent Accounting Pronouncements

The following accounting standards have recently been issued by the Canadian Institute of Chartered Accountants (CICA), and the Financial Accounting Standard Board (FASB) that are relevant to our Company.

Financial Instruments:

Effective January 1, 2007, we adopted CICA Handbook section 1530, Comprehensive income, CICA Handbook section 3251, Equity, CICA Handbook section 3855, Financial Instruments – Recognition and Measurement, CICA Handbook section 3862, Financial Instruments – Disclosures and CICA Handbook 3865, Hedges. See note 2 of the notes to our interim consolidated financial statements.

As a result of the adoption of these standards, we have classified our cash and cash equivalents, short-term investments and cash and short-term investments held as reserves as available for sale. We have also classified our accounts receivable, settlement assets, and long-term receivables as loans and receivables, and our accounts payable and accrued liabilities, and customer reserves and security deposits as other financial liabilities, all of which are measured at amortized cost. The adoption of these new standards also resulted in the reclassification of the amount of $1.5 million previously recorded in "Cumulative translation adjustment" to "Accumulated other comprehensive loss" on the consolidated balance sheets. The adoption of these standards had no impact on the consolidated statements of operations.

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

Accounting for uncertainty in income taxes:

In June 2006, theFASB issuedFASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This FASB interpretation was adopted effective January 1, 2007 for U.S. GAAP purposes. See note 13 of the notes to our interim consolidated financial statements for the impact of adoption of this standard on our U.S. GAAP disclosures.

Fair value measurements:

In September 2006, the FASB issuedStatement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of SFAS No. 157 to materially impact our consolidated financial statements.

Fair value option for financial assets and liabilities:

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities the option to measure financial instruments at fair value (“fair value option”) thereby achieving an offsetting effect for accounting purposes for certain changes in fair value of certain related assets and liabilities without having to apply hedge accounting. The fair value option is applied on an instrument by instrument basis to the entire instrument (not a portion of an instrument). Items eligible for the fair value option are measured at fair value at specified election dates. This statement is effective for financial instruments issued for fiscal years after November 15, 2007. We do not expect the adoption of SFAS No. 159 to materially impact our financial statements.

Financial Condition

As at June 30, 2007, cash and cash equivalents, short-term investments and settlement assets totaled $142.6 million (including $32.9 million held as reserves and restricted cash), compared to $204.7 million as at December 31, 2006 (including $22.1 million held as reserves). The decrease in cash and cash equivalents, restricted cash, short-term investments and settlement assets is primarily due to the acquisition of all the issued and outstanding ordinary shares of FireOne Group plc held by non-controlling shareholders, the repayment of bank indebtedness, and the reduction of customer reserves and security deposits. As described above, a significant portion of cash and cash equivalents, and short-term investments have a corresponding liability as these cash amounts are derived from reserves and security deposits which are due to merchants (see "Payment Processing"). Settlement assets result from timing differences in the settlement process of our payment processing business segment. Settlement assets are typically funded to us within days from the transaction processing date. As at June 30, 2007, our cash, short-term investments and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were as follows:

	June 30,	December 31,
(U.S. dollars, in thousands)	2007	2006

Cash and cash equivalents	$107,666	$103,922
Restricted cash	19,182	-
Cash held as reserves	11,340	18,960
Short-term investments	-	71,621
Short-term investments held as reserves	2,410	3,110
Settlement assets	2,008	7,061
	142,606	204,674

Less:
Bank indebtedness	-	(8,581)
Customer reserves and security deposits	(25,976)	(61,897)
Net	$116,630	$134,196

Our portfolio of liquid and investment grade short-term investments consists of U.S. dollar denominated discounted and undiscounted notes and bonds.

Working capital, excluding cash and short-term investments held as reserves and restricted cash, as at June 30, 2007 was $72.9 million, as compared to $94.3 million at December 31, 2006. The decrease in working capital is primarily due to cash used for the acquisition of all the issued and outstanding ordinary shares of FireOne Group plc held by non-controlling shareholders.

We were pursuing the recovery of funds withdrawn from our bank account by one of our credit card suppliers for various service charges assessed pertaining to periods prior to December 31, 2001, on the belief that these charges were largely unsubstantiated. Our claim, which was being pursued through legal recourse, was settled and received in July 2007 for $3.0 million and is included in accounts receivable in the consolidated balance sheets at June 30, 2007. As a result of the settlement, we recorded a gain of $1.6 million representing the difference between the settlement amount and the carrying amount of the receivable. The gain has been recorded as part of selling, general and administrative expenses in the consolidated statements of operations.

Accounts receivable as at June 30, 2007 were $8.3 million compared to $5.6 million at December 31, 2006. The increase of $2.7 million resulted primarily from the settlement of a claim with one of our credit card suppliers for various service charges.

Goodwill and other intangible assets decreased by $3.1 million, from $106.0 million as at December 31, 2006 to $102.9 million as at June 30, 2007. This decrease resulted primarily from goodwill of $1.6 million recorded on the acquisition of all the issued and outstanding ordinary shares of FireOne Group plc held by non-controlling shareholders and the acquisition of $1.3 million of intangible assets being offset by amortization for the period of $6.3 million.

Customer reserves and security deposits as at June 30, 2007 were $26.0 million compared to $61.9 million as at December 31, 2006. The decrease of $35.9 million was primarily due to a reduction in transaction processing volume in the gaming payment processing services segment, resulting from the enactment of the Act.

Shareholders’ equity as at June 30, 2007 was $221.0 million as compared to $219.4 million as at December 31, 2006. The increase is attributable primarily to the results of operations net of stock-based compensation.

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

Six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006

Revenues decreased by $46.6 million from $104.7 million for the six-month period ended June 30, 2006 to $58.1 million for the six-month period ended June 30, 2007. The decrease in revenues is due primarily to the cessation, in October 2006, of the U.S. based gaming portion of FireOne Group plc’s processing business.

Transaction processing expenses decreased by $13.3 million, from $50.1 million for the six-month period ended June 30, 2006 to $36.8 million for the six-month period ended June 30, 2007. The decrease in transaction processing expenses is due primarily to the cessation, in October 2006, of the U.S. based gaming portion of FireOne Group plc’s processing business.

Selling, general and administrative expenses decreased by $13.0 million, from $26.5 million for the six-month period ended June 30, 2006 to $13.5 million for the six-month period ended June 30, 2007. The net decrease is primarily caused by the cessation, in October 2006, of the U.S. based gaming portion of FireOne Group plc’s processing business and a gain of approximately $1.6 million resulting from the settlement of a claim with one of our former credit card processing suppliers.

Amortization of intangibles pertaining to transaction processing increased by $0.2 million, from $6.1 million for the six-month period ended June 30, 2006 to $6.3 million for the six-month period ended June 30, 2007.

Stock-based compensation pertaining to selling, general and administrative expense is attributable to the accounting for the fair value of stock options and restricted share units granted. As a result of our acquisition of all of the issued and outstanding ordinary shares of FireOne Group plc held by non-controlling shareholders in February 2007, all of the unvested restricted share units became exercisable and the remaining unamortized compensation cost of $6.0 million was recognized. Stock-based compensation expense for the six-month period ended June 30, 2006 was $0.3 million.

Research and development expenses decreased by $0.3 million, from $1.6 million for the six-month period ended June 30, 2006 to $1.3 million for the six-month period ended June 30, 2007.

Amortization of property and equipment remained constant at approximately $0.7 million for the six-month periods ended June 30, 2006 and 2007.

The provision for income taxes was $0.9 million for the six-month period ended June 30, 2007 compared to $4.3 million for the six-month period ended June 30, 2006. The variance was primarily due to decreased earnings in 2007 compared to 2006. Excluding the effect of non-deductible stock-based compensation expense, the effective tax rate in 2007 was higher than the comparable 2006 period. In 2006, a greater portion of our income was taxable in Ireland at a lower effective tax rate than in Canada. As a result, differences in jurisdictional tax rates lowered our tax provision by $0.3 million, compared to $3.1 million in 2006. In addition, the 2007 tax provision includes the tax effect of non-deductible stock-based compensation expense in the amount of $1.9 million as a result of the acceleration of vesting and exercise of restricted stock units in connection with the privatization of FireOne Group plc, as well as an increase to the valuation allowance of $1.5 million for certain losses not likely to be realized.

Our tax provision also includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains and losses do not affect earnings before income taxes. In 2007, our tax provision includes a future tax recovery of $1.3 million related to foreign exchange compared to $1.1 million for 2006.

We recorded non-controlling interest of $0.2 million for the six-month period ended June 30, 2007 compared to $4.2 million for the six-month period ended June 30, 2006. The decrease results primarily from our acquisition in February 2007 of all of the issued and outstanding ordinary shares of FireOne Group plc held by non-controlling shareholders. After this date, non-controlling interest is no longer recorded.

Our net loss for the six-month period ended June 30, 2007 was $4.5 million (or $0.19 per share – basic and diluted), compared to net earnings of $8.1 million (or $0.34 per share – basic and $0.31 per share – diluted) for the six-month period ended June 30, 2006. The decrease is due primarily to the cessation in October 2006 of the U.S. based gaming portion of FireOne Group plc’s payment processing business.

Adjusted earnings were $7.7 million (or $0.32 per share – basic and $0.31 per share - diluted) for the six-month period ended June 30, 2007 compared to adjusted earnings of $19.7 million (or $0.84 per share – basic and $0.76 per share – diluted) for the six-month period ended June 30, 2006.

A reconciliation of this non-GAAP financial information is presented in the table below. We supplement our reporting of net (loss) earnings determined in accordance with Canadian and U.S. GAAP by reporting "adjusted earnings" as a measure of earnings. In establishing this supplemental measure of (loss) earnings, we exclude from net (loss) earnings, foreign exchange gains and losses, discontinued operations, impairment losses, restructuring costs, stock-based compensation and amortization of intangibles pertaining to transaction processing, as management believes that foreign exchange gains and losses are largely uncontrollable by management and discontinued operations, impairment losses, restructuring costs, stock-based compensation and amortization of intangibles pertaining to transaction processing, are not reflective of our core operations. We did not record any impairment losses, restructuring costs or results from discontinued operations for the six-month period ended June 30, 2007. Foreign exchange losses were not significant in the six-month periods ended June 30, 2007 and 2006. Adjusted earnings for 2006 have been modified to exclude amortization of intangibles pertaining to transaction processing to be comparable with management’s current definition.

Management believes that adjusted earnings is useful to investors as a measure of our earnings because, for management, it is a primary measure of our performance, and provides a more meaningful reflection of our earnings.

Adjusted earnings does not have a standardized meaning under Canadian or U.S. GAAP and therefore should be considered in addition to, and not as a substitute for, (loss) earnings or any other amount determined in accordance with Canadian and U.S. GAAP. Our measure of adjusted earnings reflects management's judgment in regard to the impact upon our core operations of foreign exchange gains and losses, discontinued operations, impairment losses, restructuring costs, stock-based compensation and amortization of intangibles pertaining to transaction processing, and may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars)
	Six months ended
	June 30,
	2007	2006

Net (loss) earnings	$(4,495)	$8,080
Add:

Amortization of intangibles pertaining to transaction processing, net of income tax recoveries of $176 (2006 - $296)	6,160	5,769
Stock-based compensation pertaining to selling, general and administrative expenses	6,027	335
Loss from discontinued operations	-	5,501
Adjusted earnings	$7,692	$19,685

Three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006

Revenues decreased by $24.2 million from $52.2 million for the three-month period ended June 30, 2006 to $28.0 million for the three-month period ended June 30, 2007. The decrease in revenues is due primarily to the cessation, in October 2006, of the U.S. based gaming portion of FireOne Group plc’s processing business.

Transaction processing expenses decreased by $6.4 million, from $24.5 million for the three-month period ended June 30, 2006 to $18.1 million for the three-month period ended June 30, 2007. The decrease in transaction processing expenses is due primarily to the cessation, in October 2006, of the U.S. based gaming portion of FireOne Group plc’s processing business.

Selling, general and administrative expenses decreased by $8.8 million, from $14.6 million for the three-month period ended June 30, 2006 to $5.8 million for the three-month period ended June 30, 2007. The net decrease is primarily caused by the cessation, in October 2006, of the U.S. based gaming portion of FireOne Group plc’s processing business, which resulted in restructuring activities in the third and fourth quarters of 2006 and a gain of approximately $1.6 million resulting from the settlement of a claim with one of our former credit card processing suppliers.

Amortization of intangibles pertaining to transaction processing increased by $0.1 million, from $3.1 million for the three-month period ended June 30, 2006 to $3.2 million for the three-month period ended June 30, 2007.

Research and development expenses decreased by $0.2 million, from $0.8 million for the three-month period ended June 30, 2006 to $0.6 million for the three-month period ended June 30, 2007.

Amortization of property and equipment remained constant at approximately $0.3 million for the three-month periods ended June 30, 2006 and 2007.

The provision for income taxes was $0.1 million for the three-month period ended June 30, 2007 compared to $1.9 million for the three-month period ended June 30, 2006. The variance was primarily due to decreased earnings in 2007 compared to 2006. The effective tax rate in 2007 was lower than the comparable 2006 period due to permanent differences and differences in tax rates of foreign jurisdictions.

Our tax provision also includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains and losses do not affect earnings before income taxes. In 2007, our tax provision includes a future tax recovery of $1.2 million related to foreign exchange compared to a charge of $1.3 million for 2006.

We did not record non-controlling interest for the three-month period ended June 30, 2007 as compared to $2.0 million for the three-month period ended June 30, 2006, a result of our acquisition of all of the issued and outstanding ordinary shares of FireOne Group plc held by non-controlling shareholders in February 2007.

Our net earnings for the three-month period ended June 30, 2007 were $1.2 million (or $0.05 per share – basic and diluted), compared to net earnings of $3.7 million (or $0.16 per share – basic and $0.14 per share – diluted) for the three-month period ended June 30, 2006. The decrease is due primarily to the cessation in October 2006 of the U.S. based gaming portion of FireOne Group plc’s payment processing business.

Adjusted earnings were $4.3 million (or $0.18 per share – basic and diluted) for the three-month period ended June 30, 2007 compared to adjusted earnings of $9.8 million (or $0.41 per share – basic and $0.38 per share – diluted) for the three-month period ended June 30, 2006.

A reconciliation of this non-GAAP financial information is presented in the table below. We supplement our reporting of net earnings determined in accordance with Canadian and U.S. GAAP by reporting "adjusted earnings" as a measure of earnings. In establishing this supplemental measure of earnings, we exclude from net earnings, foreign exchange gains and losses, discontinued operations, impairment losses, restructuring costs, stock-based compensation and amortization of intangibles pertaining to transaction processing, as management believes that foreign exchange gains and losses are largely uncontrollable by management and discontinued operations, impairment losses, restructuring costs and stock-based compensation, amortization of intangibles pertaining to transaction processing, are not reflective of our core operations. We did not record any impairment losses, restructuring costs or results from discontinued operations for the three-month period ended June 30, 2007. Foreign exchange losses were not significant in the three-month periods ended June 30, 2007 and 2006. Adjusted earnings for 2006 have been modified to exclude amortization of intangibles pertaining to transaction processing to be comparable with management’s current definition.

Management believes that adjusted earnings is useful to investors as a measure of our earnings because, for management, it is a primary measure of our performance and provides a more meaningful reflection of our earnings.

Adjusted earnings does not have a standardized meaning under Canadian or U.S. GAAP and therefore should be considered in addition to, and not as a substitute for, (loss) earnings or any other amount determined in accordance with Canadian and U.S. GAAP. Our measure of adjusted earnings reflects management's judgment in regard to the impact upon our core operations of foreign exchange gains and losses, discontinued operations, impairment losses, restructuring costs, stock-based compensation and amortization of intangibles pertaining to transaction processing, and may not be comparable to similarly titled measures reported by other companies.

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars)
	Three months ended
	June 30,
	2007	2006

Net earnings	$1,157	$3,691
Add:

Amortization of intangibles pertaining to transaction processing, net of income tax recoveries of $88 (2006 - $146)	3,139	2,904
Stock-based compensation pertaining to selling, general and administrative expenses	30	335
Loss from discontinued operations	-	2,831
Adjusted earnings	$4,326	$9,761

Liquidity and Capital Resources

As at June 30, 2007, cash and cash equivalents, short-term investments and settlement assets totaled $142.6 million (including $32.9 million held as reserves and restricted cash), compared to $204.7 million as at December 31, 2006 (including $22.1 million held as reserves). Working capital, excluding cash and short-term investments held as reserves and restricted cash, as at June 30, 2007 was $72.9 million (December 31, 2006 — $94.3 million). As described, a significant portion of cash and cash equivalents, and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see "Payment Processing").

Settlement assets result from timing differences in the settlement process of our payment processing business. Settlement assets are typically funded to us within days from the transaction processing date.

As at June 30, 2007, our cash, restricted cash, short-term investments, reserves and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were $116.6 million (see "Financial Condition" above).

Operating activities used $19.7 million of cash and cash equivalents in the three-month period ended June 30, 2007, as compared to $7.6 million of cash generated for the three-month period ended June 30, 2006. The decrease in cash generated in the current period is primarily as a result of decreased earnings from continuing operations as well as a reduction of customer reserves, security deposits and restricted cash.

Financing activities generated a nominal amount of cash for the three-month period ended June 30, 2007 compared to using $1.7 million for the three-month period ended June 30, 2006 which included the payment of a dividend by FireOne Group plc and the repurchase of common shares offset by the increase in bank indebtedness.

Investing activities generated $4.2 million of cash for the three-month period ended June 30, 2007 compared to $13.6 million of cash generated for the three-month period ended June 30, 2006. The decreased amount represents primarily proceeds from the maturity of short-term investments in the amount of $5.1 million for the three-month period ended June 30, 2007 as compared to $14.4 million for the three-month period ended June 30, 2006.

We believe that our cash, cash equivalents and short-term investments will be adequate to meet our needs for at least the next 12 months.

We have no financial obligations of significance, including any off-balance sheet arrangements, other than long-term lease commitments for our premises in the United States, United Kingdom and Canada.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

As of June 30, 2007 (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no material changes to the disclosure of legal proceedings contained in our Annual Report on Form 10-K for the year ended December 31, 2006 other than those disclosed in this Form 10-Q.

Item 1A.	Risk Factors

There were no material changes to the disclosure of risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The registrant has nothing to report under this item.

Item 3.	Defaults Upon Senior Securities

The registrant has nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual and special meeting of shareholders on June 26, 2007. The following resolutions were adopted:

Resolution	Votes For	Votes Against	Withheld	Spoiled	Non-Voted
Election of Henry M. Karp as Director(1)	16,598,942	0	135,685	477	0
Election of Jonathan J. Ginns as Director(1)	16,598,942	0	135,685	477	0
Election of Sydney Sweibel as Director(1)	16,260,068	0	474,559	477	0
Appointment of KPMG LLP as Auditors	16,724,540	0	10,419	0	145
(1)

Henry M. Karp, Jonathan J. Ginns and Sydney Sweibel were elected to hold office until the close of the 2010 annual meeting of shareholders. The following directors did not stand for election and continue in office for the following respective periods:

Neil S. Wechsler, James S. Gertler and Thomas D. Murphy each to hold office until the close of the 2009 annual meeting of shareholders, and Holden L. Ostrin, Tommy Boman and Stephen J. Shaper each to hold office until the close of the 2008 annual meeting of shareholders.

.

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

August 8, 2007	Optimal Group Inc.

By:	/s/ Neil S. Wechsler
Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary S. Wechsler

Gary S. Wechsler, Chief Financial Officer

(Principal Accounting Officer)