Form 10-Q
period 2007-11-09
OPTIMAL GROUP INC
filed 2007-11-09
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

or

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

At November 8, 2007, the registrant had 26,036,548 common shares designated as Class “A” shares (without nominal or par value) outstanding.

OPTIMAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements of

(Unaudited)

OPTIMAL GROUP INC.

Nine-month periods ended September 30, 2007 and 2006

(expressed in U.S. dollars)

OPTIMAL GROUP INC.

Consolidated Financial Statements

(Unaudited)

Nine-month periods ended September 30, 2007 and 2006

(expressed in U.S. dollars)

Financial Statements

OPTIMAL GROUP INC.
Consolidated Balance Sheets
(Unaudited)

September 30, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$113,908	$103,922
Restricted cash (note 8 (f))	19,182	–
Cash held as reserves	9,230	18,960
Short-term investments	–	71,621
Short-term investments held as reserves	1,710	3,110
Settlement assets	993	7,061
Accounts receivable	5,185	5,600
Income taxes receivable and refundable investment tax credits	1,410	1,025
Prepaid expenses	1,973	2,625
Future income taxes	590	2,199
	154,181	216,123
Long-term receivables	810	3,144
Property and equipment	1,639	2,121
Goodwill and other intangible assets	100,359	106,041
Future income taxes	6,185	4,183
Other asset	10,186	10,423

	$273,360	$342,035
Liabilities and Shareholders' Equity
Current liabilities:
Bank indebtedness	$–	$8,581
Customer reserves and security deposits	21,963	61,897
Accounts payable and accrued liabilities	18,980	23,362
Income taxes payable	5,051	5,573
	45,994	99,413
Non-controlling interest	–	16,392
Future income taxes	6,748	6,848
Shareholders' equity:
Share capital	202,434	202,252
Additional paid-in capital	29,131	23,169
Deficit	(9,463)	(4,555)
Accumulated other comprehensive loss	(1,484)	(1,484)
	220,618	219,382

Contingencies and other (note 8)
Subsequent events (note 15)

	$273,360	$342,035
See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

Periods ended September 30, 2007 and 2006
(expressed in thousands of U.S. dollars, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$27,622	$53,297	$85,730	$157,961

Expenses:
Transaction processing	17,404	26,353	54,173	76,406
Selling, general and administrative	7,614	15,014	21,088	41,533
Amortization of intangibles pertaining to transaction processing	3,066	3,090	9,402	9,155
Amortization of property and equipment	174	389	824	1,155
Stock-based compensation pertaining to selling, general and administrative	30	671	6,057	1,006
Research and development	584	849	1,848	2,479
Operating leases	292	409	806	1,161
Impairment loss	-	1,910	-	1,910

(Loss) earnings from continuing operations before undernoted item	(1,542)	4,612	(8,468)	23,156

Investment income	1,522	2,369	4,999	5,886

(Loss) earnings from continuing operations before income tax provision and non-controlling interest	(20)	6,981	(3,469)	29,042

Income tax (provision) recovery (note 10)	(393)	3,098	(1,280)	(1,225)

(Loss) earnings from continuing operations before non-controlling interest	(413)	10,079	(4,749)	27,817

Non-controlling interest	-	1,361	159	5,518

(Loss) earnings from continuing operations	(413)	8,718	(4,908)	22,299

Loss from discontinued operations	-	(2,489)	-	(7,990)

Loss on disposal of discontinued operations	-	(4,283)	-	(4,283)

Net (loss) earnings and comprehensive income (loss)	$(413)	$1,946	$(4,908)	$10,026

Weighted average number of shares:
Basic	23,866,604	23,687,171	23,855,987	23,574,945
Plus impact of stock options and warrants	-	1,871,072	411,423	2,201,549

Diluted	23,866,604	25,558,243	24,267,410	25,776,494

(Loss) earnings per share:
Continuing operations:
Basic	$(0.02)	$0.37	$(0.21)	$0.95
Diluted	(0.02)	0.34	(0.21)	0.87
Discontinued operations:
Basic	-	(0.29)	-	(0.52)
Diluted	-	(0.26)	-	(0.48)
Net:
Basic	(0.02)	0.08	(0.21)	0.43
Diluted	(0.02)	0.08	(0.21)	0.39

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

Periods ended September 30, 2007 and 2006
(expressed in thousands of U.S. dollars, except share amounts)

					Accu-
					mulated
			Addi-		other
			tional		compre-
	Share capital		paid-in		hensive
	Number	Dollars	capital	Deficit	loss	Total

Balance, December 31, 2006	23,849,090	$202,252	$23,169	$(4,555)	$(1,484)	$219,382

Exercise of stock options:
Cash proceeds	18,261	87	–	–	–	87
Ascribed value	–	95	(95)	–	–	–

Stock-based compensation (note 9)	–	–	6,057	–	–	6,057

Net loss	–	–	–	(4,908)	–	(4,908)

Balance, September 30, 2007	23,867,351	$202,434	$29,131	$(9,463)	$(1,484)	$220,618

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

Periods ended September 30, 2007 and 2006
(expressed in thousands of U.S. dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Cash flows from (used in) operating activities:
Net (loss) earnings	$(413)	$1,946	$(4,908)	$10,026
Add: loss from discontinued operations	-	2,489	-	7,990
loss on disposal of discontinued operations	-	4,283	-	4,283
Net (loss) earnings from continuing operations	(413)	8,718	(4,908)	22,299

Adjustments for items not affecting cash:
Non-controlling interest	-	1,361	159	5,518
Amortization	3,240	3,479	10,226	10,310
Gain on settlement of litigation	-	-	(1,612)	-
Future income taxes	1,165	(4,959)	168	(7,500)
Impairment loss	-	1,910	-	1,910
Stock-based compensation	30	671	6,057	1,006
Foreign exchange	(206)	145	(344)	(723)
Net change in operating assets and liabilities (note 12 (a))	2,749	2,436	(42,835)	(9,037)
	6,565	13,761	(33,089)	23,783

Cash flows from (used in) financing activities:
Proceeds from exercise of RSUs in OPIL	-	3	58	24
Proceeds from issuance of Class “A” shares	35	31	87	4,078
OPIL dividend paid	-	(2,689)	-	(4,796)
Decrease in bank indebtedness	-	(1,657)	(8,581)	(719)
Repurchase of Class “A” shares	-	-	-	(2,264)
	35	(4,312)	(8,436)	(3,677)

Cash flows from (used in) investing activities:
Repurchase of OPIL ordinary shares	-	-	(16,463)	-
Transaction costs	-	-	(1,748)	-
Purchase of property, equipment and intangible assets	(603)	(859)	(2,661)	(2,557)
(Acquisition of) proceeds from maturity of short-term investments	-	(7,997)	71,621	26,251
Decrease (increase) in long-term receivables	39	(265)	401	324
	(564)	(9,121)	51,150	24,018

Effect of exchange rate changes on cash and cash equivalents during the period	206	(25)	361	377

Cash flows of discontinued operations:
Operating cash flows	-	(844)	-	(4,105)
Investing cash flows	-	(5)	-	(87)
	-	(849)	–	(4,192)

Increase (decrease) in cash and cash equivalents	6,242	(546)	9,986	40,309

Cash and cash equivalents, beginning of period	107,666	139,091	103,922	98,236

Cash and cash equivalents, end of period	$113,908	$138,545	$113,908	$138,545

Supplemental disclosure of cash flow information and other information (note 12)

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

1.	Interim financial information:

These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles (“GAAP”). The unaudited consolidated balance sheet as at September 30, 2007, the unaudited consolidated statements of operations and comprehensive income (loss) and the unaudited consolidated statements of cash flows for the periods ended September 30, 2007 and 2006 and the unaudited consolidated statement of shareholders' equity for the period ended September 30, 2007 reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods. These interim consolidated financial statements follow the same accounting policies and methods of application as described in note 3 to the annual audited consolidated financial statements for the year ended December 31, 2006, except as described in note 2 below. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual audited consolidated financial statements of Optimal Group Inc. (the “Company”) as at and for the year ended December 31, 2006.

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

Nine-month periods ended September 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

2.	Changes in accounting policies (continued):

Under these new standards, all financial instruments are classified into one of the following five categories: held-for-trading, held-to-maturity investments, loans and receivables, available-for-sale financial assets or other financial liabilities. Upon initial recognition, all financial assets and liabilities are recognized at fair value. Subsequent to initial recognition, all financial instruments, including derivatives, are included in the consolidated balance sheet and are measured at fair market value with the exception of loans and receivables, held-to-maturity investments and other financial liabilities, which will be measured at amortized cost. Subsequent measurement and recognition of changes in fair value of financial instruments depend on their initial classification. Held-for-trading financial investments are measured at fair value and all gains and losses are included in net income in the period in which they arise. Available-for-sale financial instruments are measured at fair value with revaluation gains and losses included in other comprehensive income until the asset is removed from the balance sheet.

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

As a result of the sale of the hardware maintenance and repair services business segment effective September 30, 2006 as described in note 4 (b), the results of this discontinued operation are presented separately under discontinued operations in the consolidated statements of operations and comprehensive income (loss) for 2006.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Business acquisition and disposal:
(a)	Acquisition:

On December 22, 2006, Optimal Acquisition Inc., a wholly-owned subsidiary of the Company, made an offer to acquire all the issued and to be issued ordinary shares of Optimal Payments (Ireland) Limited (“OPIL” - formerly FireOne Group plc) held by non-controlling shareholders (approximately 25% of the total), at a price of £0.60 per share, representing a cash consideration of $16,463. On February 23, 2007, Optimal Acquisition Inc. completed the acquisition of all of the outstanding shares of OPIL, which as of that date became a wholly-owned subsidiary of the Company. Effective February 23, 2007, a non-controlling interest is no longer recorded in the consolidated financial statements of the Company. Transaction costs in connection with this transaction were $1,748. The transaction was accounted for using the purchase method. The Company recorded goodwill of $1,603 in connection with this transaction.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Business acquisition and disposal (continued):
(b)	Sale of hardware maintenance and repair services segment (continued):

The results of operations of this business for the three-month and nine-month periods ended September 30, 2006 were as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2006	2006

Revenue	$7,675	$25,879

Expenses:
Service costs	6,489	21,765
Selling, general and administrative	2,062	5,809
Restructuring	1,031	3,414
Amortization of property, equipment and intangibles	–	259
Operating leases	615	1,937
Foreign exchange	(33)	335

Loss before income taxes	(2,489)	(7,640)

Income tax provision	–	350

Net loss from discontinued operations	$(2,489)	$(7,990)

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Goodwill and other intangible assets:

			September 30,
			2007

	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$50,846	$–	$50,846
Customer relationships and service agreements	64,887	22,640	42,247
Acquired technology	4,520	3,164	1,356
ISO/ISA relations	7,180	2,052	5,128
Supplier contract	1,376	991	385
Licensing agreement	538	141	397

	$129,347	$28,988	$100,359

Goodwill in the amount of $1,603 was recognized as a result of the acquisition of all the issued shares of Optimal Payments (Ireland) Limited not already owned by the Company. Other various merchant payment processing agreements and software licensing agreements were acquired during the nine-month period ended September 30, 2007, entitling the Company to future revenues.

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

Nine-month periods ended September 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

6.	Share capital:

On November 6, 2006, the Board of Directors approved a stock buyback program which authorizes the Company to purchase up to 1,100,000 of its issued and outstanding Class "A" shares. The Company may purchase the Class "A" shares on the open market through the facilities of the Nasdaq Stock Market over the course of 12 months commencing November 21, 2006 and ending November 20, 2007. All shares purchased under the stock buyback program will be cancelled. During the nine months ended September 30, 2007, no Class "A" shares were purchased.

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

Details of the outstanding stock options are as follows:

		Weighted average
	Number	exercise price
	of options	per share

Options outstanding, December 31, 2006	3,933,171	$7.14
Expired/cancelled	(630)	7.10

Options outstanding, September 30, 2007	3,932,541	$7.14

As at September 30, 2007, there were 3,932,541 (September 2006 - nil) stock options that could potentially dilute basic earnings per share in the future and were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

7.	Stock options and warrants (continued):
(a)	Optimal Group Inc. (continued):

The following table summarizes information about the options outstanding and exercisable at September 30, 2007:

		Options outstanding	Options exercisable
	Weighted
	average		Weighted		Weighted
	remaining		average		average
	contractual		exercise		exercise
Exercise	life		price/		price/
price/share	(years)	Number	share	Number	share

$7.10	1.58	3,865,041	$7.10	3,865,041	$7.10
$9.36	4.22	67,500	9.36	–	–

	1.63	3,932,541	$7.14	3,865,041	$7.10

(b)	Terra Payments Inc.:

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

Details of the outstanding stock options under the Terra plan are as follows:

	Options with a		Options with a
	U.S. dollar exercise price		Canadian dollar exercise price

			Weighted average
	Exercise price		exercise price
	Number	per share	Number	per share
				CA$
Options outstanding, December 31, 2006	134,113	$7.43	181,758	$8.19
Expired/cancelled	–	–	(19,783)	10.58
Exercised	–	–	(18,261)	5.12

Options outstanding, September 30, 2007	134,113	$7.43	143,714	$8.25

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

7.	Stock options and warrants (continued):
(b)	Terra Payments Inc. (continued):

All of these options were fully vested at December 31, 2005. These options expire on various dates up to April 2009.

The weighted average remaining contractual life of the options at September 30, 2007 is approximately 1.3 year.

As at December 31, 2006 and September 30, 2007, there were 22,003 and 21,978 warrants outstanding, respectively, with a weighted average exercise price of CA$0.01 and CA$0.01, respectively, and expiring on dates up to March 2008.

At September 30, 2007, all of the Terra options and warrants (September 30, 2006 - nil), could potentially dilute basic earnings per share in the future and were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for nine-month periods ended September 30, 2007.

(c)	Optimal Payments (Ireland) Limited:

OPIL established a restricted share unit plan whereby eligible individuals were awarded rights to receive ordinary shares in OPIL to be issued from treasury for a nominal consideration. The plan was administered by OPIL’s remuneration committee. Awards were made to eligible individuals at the discretion of the remuneration committee, vested in accordance with a specified vesting schedule and terminate 7 years from date of award.

Changes in restricted share units were as follows:

	RSUs outstanding		Non-vested RSUs

		Weighted		Weighted
		average		average
		fair value		fair value
	Number	per unit	Number	per unit

Restricted share units, December 31, 2006	2,232,711	$4.71	1,332,540	$6.13

Exercised	(2,232,711)	4.71	(1,332,540)	6.13

Restricted share units, September 30, 2007	–	–	–	–

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

7.	Stock options and warrants (continued):

Optimal Payments (Ireland) Limited (continued):

(c)

As a result of the Company's acquisition of all of the issued ordinary shares of OPIL held by non-controlling shareholders in February 2007, all of the unvested restricted share units became exercisable. All of the restricted share units were exercised by the holders in connection with this transaction. In addition, in the first quarter of 2007, the remaining unamortized compensation cost of $5,967 related to unvested restricted share units was recognized by the Company. No restricted share units remain outstanding subsequent to this transaction.

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

(c)

The Company was pursuing the recovery of funds withdrawn from a Terra bank account by one of its credit card suppliers for various service charges assessed pertaining to periods prior to December 31, 2001, on the belief that these charges were largely unsubstantiated. The Company’s claim, which was being pursued through legal recourse, was settled and received in July 2007 for $3,000. The Company recorded a gain of approximately $1,600 as a result of the settlement in the second quarter, representing the difference between the settlement amount and the carrying amount of the receivable. The gain has been recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) for the nine-month period ended September 30, 2007.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2007 and 2006

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

(f)

As previously announced, immediately following the enactment of the Unlawful Internet Gambling Enforcement Act of 2006 (the “Act”) on October 13, 2006, the Company’s then majority-owned subsidiary, OPIL, ceased to process settlement transactions originating from United States consumers. This represented a substantial portion of revenues derived from processing transactions from online gambling. The Company is exposed to adverse consequences as a result of possible enforcement proceedings, governmental investigations or lawsuits initiated against it in jurisdictions where online gambling is or becomes restricted or prohibited.

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

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Stock-based compensation:

Stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss) was comprised of:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Expense related to options granted in 2006	$30	$–	$90	$–
Expense related to OPIL restricted share unit plan	–	671	5,967	1,006

	$30	$671	$6,057	$1,006

10.	Income taxes:

The income tax provision differs from the amount computed by applying the combined Canadian federal and Quebec provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
(Loss) earnings from continuing operations before income tax provision and non-controlling interest	$(20)	$6,981	$(3,469)	$29,042

Combined Canadian federal and provincial income taxes at 32%	$(6)	$2,235	$(1,111)	$9,299
Foreign exchange(1)	(1,215)	(515)	(2,505)	(1,660)
Change in valuation allowance	1,437	(3,530)	2,976	(3,015)
Stock-based compensation not deductible for tax	10	157	1,940	232
Permanent differences and other	420	(516)	307	439
Differences in tax rates	(253)	(968)	(563)	(4,109)
Amortization of other asset	–	39	236	39

Income tax provision (recovery) for continuing operations	$393	$(3,098)	$1,280	$1,225

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2007 and 2006

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

The provision for income taxes for continuing operations is composed of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Current income taxes	$(772)	$1,861	$1,112	$8,725
Future income taxes	1,165	(4,959)	168	(7,500)

	$393	$(3,098)	$1,280	$1,225

11.	Segmented information:

In 2006, the Company operated in two processing segments, namely gaming payment services and payment services. On October 13, 2006, the Company’s then majority-owned subsidiary, OPIL, ceased processing settlement transactions originating from United States customers that may be viewed as related to on-line gaming, which represented approximately 81% of the Company's total gaming payment processing services revenue for the year ended December 31, 2006. On February 23, 2007, the Company completed the acquisition of the OPIL shares as discussed in note 4 (a) and reorganized its activities into one payment processing services segment beginning January 1, 2007.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

11.	Segmented information (continued):

Geographic information is as follows:

					Property and equipment,
	Revenues				goodwill and intangibles
	Three months ended September 30,		Nine months ended September 30,		September 30,	December 31,
	2007	2006	2007	2006	2007	2006

United States	$21,702	$27,803	$64,020	$84,036	$58,291	$64,445
Central America	2,624	17,944	10,709	53,564	–	–
Canada	1,592	2,335	5,177	6,837	42,025	43,611
Europe	1,206	3,628	4,504	8,806	1,682	106
Other	498	1,587	1,320	4,718	–	–

	$27,622	$53,297	$85,730	$157,961	$101,998	$108,162

Revenues are attributed to countries based on the location of the customers.

12.	Supplemental disclosure of cash flow information and other information:
(a)	Net change in operating assets and liabilities:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Cash and short-term investments held as reserves	$2,810	$1,145	$11,130	$211
Restricted cash	–	–	(19,182)	–
Settlement assets	1,015	(4,060)	6,068	3,834
Accounts receivable	3,703	934	4,160	(2,071)
Income taxes receivable and refundable investment tax credits receivable	47	397	(385)	(1)
Prepaid expenses	(670)	(136)	652	(562)
Accounts payable and accrued liabilities	1,339	2,580	(4,382)	2,507
Income taxes payable	(1,482)	1,726	(962)	636
Customer reserves and security deposits	(4,013)	(150)	(39,934)	(13,591)

Net change in operating assets and liabilities	$2,749	$2,436	$(42,835)	$(9,037)

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

12.	Supplemental disclosure of cash flow information and other information (continued):
(b)	Cash paid for interest and income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Cash paid during the period for:
Interest	$34	$5	$75	$14
Income taxes	1,547	2,264	2,226	5,954

(c)	Cash and cash equivalents:

	September 30,	December 31,
	2007	2006

Cash and cash equivalents consist of:
Cash balances with banks	$101,412	$59,069
Short-term investments, bearing interest at 5.21% (2006 - 5.29% to 5.32%)	12,496	44,853

	$113,908	$103,922

(d)	Foreign exchange

Included in "selling, general and administrative expenses" in the consolidated statements of operations and comprehensive income (loss) is a foreign exchange loss of $601 for the three-month period ended September 30, 2007 (September 30, 2006 - $11) and $911 for the nine-month period ended

September 30, 2007 (September 30, 2006 - $493).

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Canadian/U.S. reporting differences:

The consolidated financial statements of the Company are prepared in accordance with Canadian GAAP, which conform, in all material respects, with U.S. GAAP, except as described below:

(a)	Consolidated Balance Sheets:

Differences between Canadian and U.S. GAAP in the presentation of share capital, additional paid-in capital and deficit are as follows:

(i)	Share capital:

	September 30,	December 31,
	2007	2006

Share capital in accordance with Canadian GAAP	$202,434	$202,252
Stock-based compensation costs on options exercised(1):
Cumulative effect of prior years	39,868	39,868
Change in reporting currency (2)	2,588	2,588

Share capital in accordance with U.S. GAAP	$244,890	$244,708

(ii)	Additional paid-in capital:

	September 30,	December 31,
	2007	2006

Additional paid-in capital in accordance with Canadian GAAP	$29,131	$23,169
Stock-based compensation costs (1):
Cumulative effect of prior years	68,757	68,757
Stock-based compensation costs on options exercised (1):
Cumulative effect of prior years	(39,868)	(39,868)
Change in reporting currency (2)	968	968

Additional paid-in capital in accordance with U.S. GAAP	$58,988	$53,026

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Balance Sheets (continued):
(iii)	Deficit:

	September 30,	December 31,
	2007	2006

Deficit in accordance with Canadian GAAP	$(9,463)	$(4,555)
Stock-based compensation costs(1):
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation to non-employees (1)	(834)	(834)
Change in reporting currency (2)	(1,189)	(1,189)

Deficit in accordance with US GAAP	$(80,243)	$(75,335)

(1)	Stock-based compensation:

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

A description of the Company's stock option plans and OPIL's restricted share unit plan is presented in note 7.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Balance Sheets (continued):
(iii)	Deficit:

Additional disclosures required under SFAS 123R are as follows:

		Terra	OPIL
	Stock	options	restricted
	option	and	share
	plan	warrants	units

Aggregate intrinsic value:
Options exercised during the nine-month period ended September 30, 2007	$–	$59	$2,625
Options and warrants outstanding and exercisable	–	118	–

The aggregate intrinsic value for outstanding and exercisable options at September 30, 2007 represented the pre-tax intrinsic value based on the Company’s closing stock price at September 30, 2007, which would have been received by option holders had they exercised their securities at that date.

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

Nine-month periods ended September 30, 2007 and 2006

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

Accumulated other comprehensive income (loss) under U.S. GAAP, which resulted solely from the translation of the financial statements up to June 30, 2000, the date the Company adopted the United States dollar as its measurement currency, in accordance with the current rate method, is $(3,018) as at September 30, 2007 and December 31, 2006.

(c)	FIN 48 - Accounting for tax uncertainties:

For U.S. GAAP purposes, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for income taxes recognized in a company's financial statements in accordance with FASB statement No. 109. FIN 48 prescribes a more-likely-than-not recognition threshold for tax uncertainties. The adoption of FIN 48 resulted in no adjustment to the liability for unrecognized tax benefits. As of the date of adoption, the total amount of unrecognized tax benefits was $11.3 million, of which $5.4 million would impact the annual effective rate if realized. For U.S. GAAP tax purposes, unrecognized tax benefits would be classified as non-current other liabilities. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2007, the total liability for unrecognized tax benefits was approximately $13.7 million, with the increase represented by foreign exchange fluctuations, additional interest and other increases to the reserve.

The Company and its subsidiaries file income tax returns with federal and provincial tax authorities within Canada. The Company's foreign affiliates file income tax returns in various jurisdictions, the most significant of which are Ireland, the United Kingdom and the United States. In general, the Company is subject to examination by taxing authorities for years after 2000. The Canadian tax authorities have commenced examinations of tax returns for certain Canadian subsidiaries for the taxation years 2003 to 2006.

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Nine-month periods ended September 30, 2007 and 2006

(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current year's presentation.

15.	Subsequent events:
(a)	WowWee Limited:

On November 7, 2007, the Company completed its previously announced acquisition of substantially all of the assets of WowWee Limited, a privately-held Hong Kong-based developer, marketer and supplier of technology-based, consumer robotic, toy and electronic products, as well as substantially all of the assets of WowWee Marketing, Inc., with offices in California, and WowWee Group Company, with offices in Canada. WowWee Marketing and WowWee Group were service providers to WowWee Limited in the operation of its business. The Company believes that the acquisition will provide the WowWee business with greater financial and operational resources to grow both in North America and internationally, and that the Company will be able to build upon the existing consumer-focused franchise of the business, by capitalizing on its corporate brands through the development of a cross-platform entertainment media strategy.

The acquisition was completed at an approximate cost of $67,000, $55,000 of which was incurred in satisfaction of the cash portion of the purchase price, $10,000 of which was incurred through the issuance of 2,169,197 Class “A” shares of the Company at a price of $4.61 per share, in satisfaction of the stock portion of the purchase price, and the balance of which was incurred upon the issuance of a warrant having an estimated fair value of $2 million, to purchase up to an additional 820,000 of the Company’s Class “A” shares at a price of $5.56 per share. The fair value of the warrant was estimated using the Black-Scholes pricing model. The Company will account for this acquisition using the purchase method and the results will be consolidated with those of the Company from the date of acquisition. The Company is in the process of finalizing the valuation of the net assets acquired.

(b)	Renewal of stock buyback program:

On November 6, 2007, the Board of Directors approved a stock buyback program authorizing the Company to purchase up to 5% of its outstanding Class “A” shares. The Company may purchase the Class “A” shares on the open market through the facilities of the Nasdaq Stock Market over the course of twelve months commencing November 21, 2007 and ending November 20, 2008. All shares purchased under the stock buyback program will be cancelled.

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

Cautionary Statements Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.Words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, but are not limited to, statements about our current expectations with respect to our future growth strategies, opportunities and prospects, competitive position and industry environment. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, or those of the markets we serve, to differ materially from those expressed in, or implied by, these forward-looking statements, including:

•	existing and future governmental regulations;

•	general economic and business conditions in the markets we serve;

•	consumer confidence in the security of financial information transmitted via the Internet;

•	levels of consumer and merchant fraud, disputes between consumers and merchants and merchant insolvency;

•	our ability to safeguard against breaches of privacy and security when processing electronic transactions;

•	the imposition of and our compliance with rules and practice procedures implemented by credit card and check clearing associations;

•	our ability to adapt to changes in technology, including technology relating to electronic payments systems;

•	our ability to protect our intellectual property;

•	our relationships with our suppliers and the banking associations that we rely upon to process our electronic transactions;

•	disruptions in the function of our electronic payments systems and technological defects;

•	our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances.

•	the factors described under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended below in Part II at Item 1A; and

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

Overview and Recent Developments

On November 7, 2007, we completed our previously announced acquisition of substantially all of the assets of WowWee Limited, a privately-held Hong Kong-based developer, marketer and supplier of technology-based, consumer robotic, toy and electronic products, as well as substantially all of the assets of WowWee Marketing, with offices in La Jolla, California, and WowWee Group, with offices in Montreal, Quebec. WowWee Marketing and WowWee Group were service providers to WowWee Limited in the operation of its business. This acquisition was completed at an approximate cost of US$67 million, US$55 million of which was incurred in satisfaction of the cash portion of the purchase price, US$10 million of which was incurred through the issuance of 2,169,197 of our common shares, at a price of US$4.61 per share, in satisfaction of the stock portion of the purchase price, and the balance of which was incurred upon the issuance of a warrant with an estimated fair value of approximately $2 million to purchase up to an additional 820,000 of our common shares at a price of US$5.56 per share. In this Form 10-Q, all references to the WowWee business, now carried on by our recently established Hong Kong subsidiary, and supported by newly established Canadian and U.S. subsidiaries of ours, is referred to as “WowWee”1.

We will account for this acquisition using the purchase method and the results of WowWee will be consolidated with those of the Company from the date of acquisition, November 7, 2007.

WowWee, with a team of design engineers based in Hong Kong and La Jolla, designs, develops, markets and distributes technology-based consumer products and toys. WowWee is best known for its line of Robo-branded consumer robotic products. WowWee’s Robosapien, introduced in 2004, was the first in a line of robotic products that use biomorphic motion technology and is uniquely programmable to perform a variety of functions. Today, the Robo line includes Roboraptor, a robotic dinosaur; Roboreptile, a robotic reptile; Robopet, a robotic dog; Robopanda, a robotic panda; Roboquad, a robotic quadraped; Roboboa, a robotic snake; Robosapien V2; and RS Media, a technologically advanced version of Robosapien.

WowWee also develops and markets products in its “Alive” series, based upon highly sophisticated and realistic animatronic technology. In early 2007, WowWee launched the Flytech Dragonfly, adding the radio-controlled flight segment to its product base.

WowWee’s core competency and key competitive advantage has been its ability to identify cutting-edge technologies and through its creative, and flexible design process, to incorporate these technologies in the development of innovative consumer-focused products. WowWee has continued to expand its portfolio of entertainment robots to incorporate “smart”, task-based features, setting a standard for affordable, high-end, consumer-robotic and electronic devices. WowWee’s products are sold through its direct sales channel as well as through international distributors. Approximately 65% of its products are sold in North America, with the balance being sold internationally.

_________________________

1  WowWee, Robosapien, Roboraptor, Roboreptile, Robopet, Robopanda, Roboquad, Roboboa, Flytech and Flytech Dragonfly are trademarks or registered trademarks of ours.

In 2006 and 2005, WowWee’s revenues were approximately US$117 million and US$131 million, respectively, and earnings before interest, taxes, depreciation and amortization were approximately US$5 million and US$27.5 million, respectively. The results of WowWee are subject to seasonal variability with a significant portion of revenues generated in the third and fourth quarter of each calendar year.

Senior management of WowWee, including the majority shareholders of WowWee Limited, continue to be employed in the business.

We believe that the acquisition will provide WowWee with greater financial and operational resources to grow both in North America and internationally, as well as greater ability to capitalize on its corporate brands through the development of a cross-platform entertainment media strategy.

We expect to implement specific strategies in order to enhance WowWee’s growth and financial performance. These include:

•	Expanding sales and distribution through a broadening of the sales channels, particularly outside North America and in emerging markets;
•	Expanding product design, development and production capabilities to produce an increased number of SKUs (stock keeping units) at varying price points;
•	Broadening development initiatives into products that combine computer connectivity, utility and entertainment;
•	Embarking on branded entertainment initiatives, licensing, publishing and merchandising; and
•	Evaluation of potential acquisition opportunities.

We continue to operate a payments company with operations primarily in North America and the United Kingdom. Through wholly owned subsidiaries, Optimal Payments processes credit card payments for small and medium-sized Internet businesses, mail-order/telephone-order (MOTO) merchants and retail point-of-sale merchants, and processes electronic checks and direct debits online and by telephone, as well as through its stored-value, electronic wallet.

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

In 2006, we operated in two processing segments, namely gaming payment services through our then majority-owned subsidiary, FireOne Group plc (now known as Optimal Payments (Ireland) Limited, “OPIL”) and payment services through Optimal Payments Inc. On October 13, 2006, the United States Unlawful Internet Gambling Enforcement Act of 2006 (the “Act”), was enacted. Upon the passage of the Act, OPIL immediately ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming, which accounted for approximately 81% of the revenues of the gaming payment services segment for the year ended December 31, 2006. On December 15, 2006, in order to repatriate and realign certain assets, we announced that Optimal Acquisition Inc., a wholly-owned subsidiary, would make an offer to acquire all of the issued and to be issued outstanding ordinary shares of OPIL it did not already own at a price of £0.60 per share, representing a cash consideration of $18.2 million inclusive of transaction costs. As a result, effective January 1, 2007, we reorganized our activities and we now operate and report our payment processing business as a combined segment.

On February 23, 2007, Optimal Acquisition Inc. completed the acquisition of all of the issued and outstanding ordinary shares of OPIL, which as of that date became our wholly-owned subsidiary. Non-controlling interest is no longer recorded in our consolidated financial statements after this date.

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

Reserve for Losses on Merchant Accounts

When a consumer pays a merchant for goods or services online and the consumer subsequently disputes the online transaction, the amount of the disputed item gets charged back to us and the credit card or clearing bank association may levy a fee against us. In addition, if our chargeback rate becomes excessive, the associations can also require us to pay fines. In turn, we attempt to recover from the merchant the amount charged back and the amount of such fines. However, we may not always be successful in doing so, for reasons which could include merchant insolvency. We evaluate the risk associated with merchants and estimate our loss based primarily on historical experience and other relevant factors.

Goodwill and Other Intangibles

Goodwill is not amortized but rather evaluated under an impairment approach on an annual basis using December 31st as the measurement date. Other intangible assets with finite lives continue to be amortized over their estimated useful lives. The amounts recorded as intangible assets at the date of acquisition represent the estimated fair value of these assets based on estimated future cash flows discounted at appropriate discount rates. In addition, in our assessment of impairment of goodwill, we are required to determine the fair value of the businesses acquired, on an annual basis, from which the goodwill and intangibles originated. For intangibles with finite lives, we make estimates of future cash flows to be generated from the related assets. No write-down of goodwill or other intangibles was recorded in the nine-month period ended September 30, 2007.

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

Accounting for uncertainty in income taxes:

In June 2006, theFASB issuedFASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This FASB interpretation was adopted effective January 1, 2007 for U.S. GAAP purposes. See note 13(c) of the notes to our interim consolidated financial statements for the impact of adoption of this standard on our U.S. GAAP disclosures.

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

Financial Condition

As at September 30, 2007, our net cash position (see details below) was $123.1 million, compared to $134.2 million as at December 31, 2006. The decrease in net cash is primarily due to the acquisition of all the issued and outstanding ordinary shares of OPIL held by non-controlling shareholders. A significant portion of cash and cash equivalents, and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see "Payment Processing"). Restricted cash respresents amounts seized by the U.S. Attorney’s Office in connection with its ongoing investigation of the U.S. Internet gambling industry (see “Overview and Recent Developments”). Settlement assets result from timing differences in the settlement process of our payment processing business segment. Settlement assets are typically funded to us within days from the transaction processing date. As at September 30, 2007, our net cash position was as follows:

	September 30,	December 31,
(U.S. dollars, in thousands)	2007	2006

Cash and cash equivalents	$113,908	$103,922
Restricted cash	19,182	-
Cash held as reserves	9,230	18,960
Short-term investments	-	71,621
Short-term investments held as reserves	1,710	3,110
Settlement assets	993	7,061
	145,023	204,674

Less:
Bank indebtedness	-	(8,581)
Customer reserves and security deposits	(21,963)	(61,897)
Net cash position	$123,060	$134,196

Working capital, excluding cash and short-term investments held as reserves and restricted cash, as at September 30, 2007 was $78.1 million, as compared to $94.6 million at December 31, 2006. The decrease in working capital is primarily due to cash used for the acquisition of all the issued and outstanding ordinary shares of OPIL held by non-controlling shareholders.

We were pursuing the recovery of funds withdrawn from our bank account by one of our credit card suppliers for various service charges assessed pertaining to periods prior to December 31, 2001, on the belief that these charges were largely unsubstantiated. Our claim, which was being pursued through legal recourse, was settled and received in July 2007 for $3.0 million. As a result of the settlement, we recorded a gain of $1.6 million in the second quarter representing the difference between the settlement amount and the carrying amount of the receivable. The gain was recorded as part of selling, general and administrative expenses in the consolidated statements of operations in the second quarter of 2007.

Accounts receivable as at September 30, 2007 were $5.2 million compared to $5.6 million at December 31, 2006.

Goodwill and other intangible assets decreased by $5.6 million, from $106.0 million as at December 31, 2006 to $100.4 million as at September 30, 2007. This decrease resulted primarily from goodwill of $1.6 million recorded on the acquisition of all the issued and outstanding ordinary shares of OPIL held by non-controlling shareholders and the acquisition of $1.9 million of intangible assets being offset by amortization for the period of $9.4 million.

Customer reserves and security deposits as at September 30, 2007 were $22.0 million compared to $61.9 million as at December 31, 2006. The decrease of $39.9 million was primarily due to a reduction in transaction processing volume in the gaming payment processing services segment, resulting from the enactment of the Act.

Shareholders’ equity as at September 30, 2007 was $220.6 million as compared to $219.4 million as at December 31, 2006. The increase is attributable primarily to the results of operations net of stock-based compensation.

Results of Operations

Upon the passage of the Act on October 13, 2006, OPIL immediately ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming, which accounted for approximately 81% of revenues of the gaming payment processing services segment for the year ended December 31, 2006. Since the passage of the Act, our revenues and profitability have been adversely affected and we expect that this will continue for at least the short-term.

Nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006

Revenues decreased by $72.3 million, from $158.0 million for the nine-month period ended September 30, 2006 to $85.7 million for the nine-month period ended September 30, 2007. The decrease in revenues is due primarily to the cessation, in October 2006, of the U.S. based gaming portion of OPIL’s payment processing business.

Transaction processing expenses decreased by $22.2 million, from $76.4 million for the nine-month period ended September 30, 2006 to $54.2 million for the nine-month period ended September 30, 2007. The decrease in transaction processing expenses is due primarily to the cessation, in October 2006, of the U.S. based gaming portion of OPIL’s payment processing business.

Selling, general and administrative expenses decreased by $20.4 million, from $41.5 million for the nine-month period ended September 30, 2006 to $21.1 million for the nine-month period ended September 30, 2007. The net decrease is due primarily to the cessation, in October 2006, of the U.S. based gaming portion of OPIL’s payment processing business and a gain of approximately $1.6 million resulting from the settlement of a claim with one of our former credit card processing suppliers.

Amortization of intangibles pertaining to transaction processing increased by $0.2 million, from $9.2 million for the nine-month period ended September 30, 2006 to $9.4 million for the nine-month period ended September 30, 2007.

Stock-based compensation pertaining to selling, general and administrative expense is attributable to the accounting for the fair value of stock options and restricted share units granted. As a result of our acquisition of all of the issued and outstanding ordinary shares of OPIL held by non-controlling shareholders in February 2007, all of the unvested restricted share units became exercisable and the remaining unamortized compensation cost of $6.0 million was recognized. Stock-based compensation expense for the nine-month period ended September 30, 2007 was $6.1 million.

Research and development expenses decreased by $ 0.7 million, from $2.5 million for the nine-month period ended September 30, 2006 to $1.8 million for the nine-month period ended September 30, 2007.

Amortization of property and equipment decreased by approximately $0.4 million, from $1.2 million for the nine-month period ended September 30, 2006 to $0.8 million for the nine-month period ended September 30, 2007. The decrease is due primarily to a lower carrying amount of property and equipment in 2007 compared to 2006.

The provision for income taxes was $1.3 million for the nine-month period ended September 30, 2007 compared to $1.2 million for the nine-month period ended September 30, 2006. The effective tax rate in 2007 was higher than the comparable 2006 period due to changes in the valuation allowance, differences in the tax rates of foreign jurisdictions, and permanent differences resulting from stock-based compensation. The 2007 tax provision includes an increase to the valuation allowance of $3.0 million for the nine-month period ended September 30, 2007, which is largely made up of unrealized foreign exchange losses not likely to be realized. In 2006, we recorded a decrease of $3.0 million to the valuation allowance, due primarily to the recognition of previously unrecognized tax assets. In 2006, a greater portion of our income was taxable in Ireland at a lower effective tax rate than in Canada. As a result, differences in jurisdictional tax rates lowered our tax provision by only $0.5 million compared to $4.1 million in 2006. In addition, the 2007 tax provision includes the tax effect of non-deductible stock-based compensation expense in the amount of $1.9 million compared to $0.2 million in 2006, as a result of the acceleration of vesting and exercise of restricted stock units in connection with the privatization of OPIL.

Our tax provision also includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains and losses do not affect earnings before income taxes. In 2007, our tax provision includes a future tax recovery of $2.5 million related to foreign exchange compared to a recovery of $1.7 million for 2006.

We recorded non-controlling interest of $0.2 million for the nine-month period ended September 30, 2007 compared to $5.5 million for the nine-month period ended September 30, 2006. The decrease results primarily from our acquisition in February 2007 of all of the issued and outstanding ordinary shares of OPIL held by non-controlling shareholders. After this date, non-controlling interest is no longer recorded.

Our net loss for the nine-month period ended September 30, 2007 was $4.9 million (or $0.21 per share – basic and diluted), compared to net earnings of $10.0 million (or $0.43 per share – basic and $0.39 per share – diluted) for the nine-month period ended September 30, 2006. The decrease is due primarily to the cessation in October 2006 of the U.S. based gaming portion of OPIL’s payment processing business.

Adjusted earnings were $11.2 million (or $0.47 per share – basic and $0.46 per share - diluted) for the nine-month period ended September 30, 2007 compared to adjusted earnings of $34.4 million (or $1.46 per share – basic and $1.34 per share – diluted) for the nine-month period ended September 30, 2006.

A reconciliation of this non-GAAP financial information is presented in the table below. We supplement our reporting of net (loss) earnings determined in accordance with Canadian and U.S. GAAP by reporting "adjusted earnings" as a measure of earnings. In establishing this supplemental measure of (loss) earnings, we exclude from net (loss) earnings, foreign exchange gains and losses, discontinued operations, impairment losses, restructuring costs, stock-based compensation and amortization of intangibles pertaining to transaction processing, as management believes that foreign exchange gains and losses are largely uncontrollable by management and discontinued operations, impairment losses, restructuring costs, stock-based compensation and amortization of intangibles pertaining to transaction processing, are not reflective of our core operations. We did not record any impairment losses, restructuring costs or results from discontinued operations for the nine-month period ended September 30, 2007. Adjusted earnings for 2006 have been modified to exclude amortization of intangibles pertaining to transaction processing to be comparable with management’s current definition.

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

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars)
	Nine months ended
	September 30,
	2007	2006

Net (loss) earnings	$(4,908)	$10,026
Add:

Amortization of intangibles pertaining to transaction processing, net of income tax recoveries	9,138	8,711
Foreign exchange losses	911	493
Stock-based compensation pertaining to selling, general and administrative expenses	6,057	1,006
Loss from discontinued operations	-	12,273
Impairment loss	-	1,910
Adjusted earnings	$11,198	$34,419

Three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006

Revenues decreased by $25.7 million, from $53.3 million for the three-month period ended September 30, 2006 to $27.6 million for the three-month period ended September 30, 2007. The decrease in revenues is due primarily to the cessation, in October 2006, of the U.S. based gaming portion of OPIL’s payment processing business.

Transaction processing expenses decreased by $9.0 million, from $26.4 million for the three-month period ended September 30, 2006 to $17.4 million for the three-month period ended September 30, 2007. The decrease in transaction processing expenses is due primarily to the cessation, in October 2006, of the U.S. based gaming portion of OPIL’s payment processing business.

Selling, general and administrative expenses decreased by $7.4 million, from $15.0 million for the three-month period ended September 30, 2006 to $7.6 million for the three-month period ended September 30, 2007. The decrease is due primarily to the cessation, in October 2006, of the U.S. based gaming portion of OPIL’s payment processing business.

Amortization of intangibles pertaining to transaction processing remained constant at $3.1 million for the three-month periods ended September 30, 2006 and 2007.

Research and development expenses decreased by $0.2 million, from $0.8 million for the three-month period ended September 30, 2006 to $0.6 million for the three-month period ended September 30, 2007.

Amortization of property and equipment decreased by approximately $0.2 million, from $0.4 million for the three-month period ended September 30, 2006 to $0.2 million for the three-month period ended September 30, 2007.

The provision for income taxes was $0.4 million for the three-month period ended September 30, 2007 compared to a recovery of $3.1 million for the three-month period ended September 30, 2006. The effective tax rate in 2007 was higher than the comparable 2006 period due to changes in the valuation allowance and permanent differences. The 2007 tax provision includes an increase to the valuation allowance of $1.4 million for the three-month period ended September 30, 2007, which is largely made up of unrealized foreign exchange losses not likely to be realized. In 2006, we recorded a decrease of $3.5 million to the valuation allowance, due primarily to the recognition of previously unrecognized tax assets.

Our tax provision also includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains and losses do not affect earnings before income taxes. In 2007, our tax provision includes a future tax recovery of $1.2 million related to foreign exchange compared to a recovery of $0.5 million for 2006.

We did not record non-controlling interest for the three-month period ended September 30, 2007 as compared to $1.4 million for the three-month period ended September 30, 2006, a result of our acquisition of all of the issued and outstanding ordinary shares of OPIL held by non-controlling shareholders in February 2007.

Our net loss for the three-month period ended September 30, 2007 was $0.4 million (or $0.02 per share – basic and diluted), compared to net earnings of $1.9 million (or $0.08 per share – basic and diluted) for the three-month period ended September 30, 2006. The decrease is due primarily to the cessation in October 2006 of the U.S. based gaming portion of OPIL’s payment processing business.

Adjusted earnings were $3.2 million (or $0.13 per share – basic and diluted) for the three-month period ended September 30, 2007 compared to adjusted earnings of $14.3 million (or $0.60 per share – basic and $0.56 per share – diluted) for the three-month period ended September 30, 2006.

A reconciliation of this non-GAAP financial information is presented in the table below. We supplement our reporting of net earnings determined in accordance with Canadian and U.S. GAAP by reporting "adjusted earnings" as a measure of earnings. In establishing this supplemental measure of earnings, we exclude from net earnings, foreign exchange gains and losses, discontinued operations, impairment losses, restructuring costs, stock-based compensation and amortization of intangibles pertaining to transaction processing, as management believes that foreign exchange gains and losses are largely uncontrollable by management and discontinued operations, impairment losses, restructuring costs, stock-based compensation and amortization of intangibles pertaining to transaction processing, are not reflective of our core operations. We did not record any impairment losses, restructuring costs or results from discontinued operations for the three-month period ended September 30, 2007. Adjusted earnings for 2006 have been modified to exclude amortization of intangibles pertaining to transaction processing to be comparable with management’s current definition.

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

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars)
	Three months ended
	September 30,
	2007	2006

Net (loss) earnings	$(413)	$1,946
Add:

Amortization of intangibles pertaining to transaction processing, net of income tax recoveries	2,978	2,942
Foreign exchange losses	601	11
Stock-based compensation pertaining to selling, general and administrative expenses	30	671
Loss from discontinued operations	-	6,772
Impairment loss	-	1,910
Adjusted earnings	$3,196	$14,252

Liquidity and Capital Resources

As at September 30, 2007, our net cash position was $123.1 million, compared to $134.2 million as at December 31, 2006. Working capital, excluding cash and short-term investments held as reserves and restricted cash, as at September 30, 2007 was $78.1 million (December 31, 2006 — $94.6 million). As described above, a significant portion of cash and cash equivalents, and short-term investments have a corresponding liability as these amounts are derived from reserves and security deposits which are due to merchants (see "Payment Processing"). Restricted cash respresents amounts seized by the U.S. Attorney’s Office in connection with its ongoing investigation of the U.S. Internet gambling industry (see “Overview and Recent Developments”).

Settlement assets result from timing differences in the settlement process of our payment processing business. Settlement assets are typically funded to us within days from the transaction processing date.

Operating activities generated $6.6 million of cash and cash equivalents in the three-month period ended September 30, 2007, as compared to $13.8 million of cash generated for the three-month period ended September 30, 2006. The decrease in cash generated in the current period is primarily as a result of decreased earnings from continuing operations as well as a reduction of customer reserves and security deposits.

Financing activities generated a nominal amount of cash for the three-month period ended September 30, 2007 compared to using $4.3 million for the three-month period ended September 30, 2006, which included the payment of a dividend by OPIL and the decrease in bank indebtedness.

Investing activities used $0.6 million of cash for the three-month period ended September 30, 2007 compared to $9.1 million of cash used for the three-month period ended September 30, 2006. The decreased amount of cash used resulted primarily from the acquisition of short-term investments for the three-month period ended September 30, 2006 of $8.0 million compared to nil for the three-month period ended September 30, 2007.

On November 7, 2007, we disbursed approximately $55.0 million in cash in payment of the cash portion of the purchase price of WowWee.

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

As of September 30, 2007 (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no material changes to the disclosure of risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2006, except for the following risk factors relating to our recently acquired technology-based consumer robotic, toy and electronic products business (the “WowWee Business”):

Our strategy for the operation of the WowWee Business might not succeed and the anticipated benefits to us from that strategy might not be realized.

Our ability to realize the anticipated benefits of our acquisition of the WowWee Business will depend, in part, on the successful implementation of specific new strategies designed to enhance the growth and financial performance of the WowWee Business. These include:

•	Expanding sales and distribution through a broadening of the sales channels, particularly outside North America and in emerging markets;
•	Expanding product design, development and production capabilities to produce an increased number of SKUs (stock keeping units) at varying price points;
•	Broadening development initiatives into products that combine computer connectivity, utility and entertainment;
•	Embarking on branded entertainment initiatives, licensing, publishing and merchandising; and
•	Evaluation of potential acquisition opportunities.

Should we fail to succeed in implementing these and other strategies that we might develop, the WowWee Business could fail to grow, we may not realize the full benefits anticipated from the acquisition of the WowWee Business, and our financial performance and results of operations could be adversely affected.

The WowWee Business depends upon the services of key personnel and we might not be able to retain and integrate all such personnel.

Our future success in the WowWee Business depends largely on the continued contribution of its key designers and technical personnel. The loss of services of any of these key personnel could harm the WowWee Business. Recruiting skilled designers and technical personnel is highly competitive. If we fail to retain any of these key personnel, and/or fail to hire, train and integrate replacement personnel, we might not be able to maintain and expand the WowWee Business and the WowWee Business and our results of operations could be adversely affected.

If the WowWee Business does not satisfy consumer preferences its results of operations may be adversely affected.

Consumer preferences change. The WowWee Business competes with a wide range of manufacturers, marketers and sellers of consumer electronics and play products, many of which are larger than us and have greater financial resources than we do. If competitive products achieve greater market acceptance than those of the WowWee Business, or if the products of the WowWee Business are unable to satisfy consumer preferences or the WowWee Business fails to respond to changes in consumer preferences with products that achieve and sustain market acceptance in a timely and cost-effective manner, demand for the products of the WowWee Business could decrease and our results of operations could be adversely affected.

The WowWee Business is seasonal and therefore its annual operating results will depend, in large part, upon the relatively brief holiday season in the fourth quarter of the year. Improved inventory management by retailers resulting in shorter lead times for production and possible shipping disruptions during peak demand times may affect the ability of the WowWee Business to deliver its products in time to meet retailer demands.

Retail sales of the current WowWee Business products are seasonal, with a majority of retail sales occurring during the period from September through December. As a result, the operating results of the WowWee Business depend, in large part, upon sales made during this period. Due to the seasonal nature of the WowWee Business, it would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events, such as a terrorist attack or economic shock, that harm the retail environment or consumer buying patterns during our key selling season.

As retailers attempt to manage their inventories better by requiring suppliers to ship products closer to the time the retailers expect to sell products to consumers, suppliers such as the WowWee Business may have shorter lead times for production, and disruptions in shipping, for any reason, from China during peak demand times may affect the ability of the WowWee Business to deliver its products in time to meet retailer demand.

The concentration of its sales among a relatively small number of major retailer customers exposes the WowWee Business to any financial difficulties or changes in purchasing policies of these customers.

A small number of major retailer customers account for a large proportion of sales by the WowWee Business. Customers of the WowWee Business make purchases by one-time purchase orders, as opposed to making long-term purchase commitments. Any customer could reduce its overall purchases of products from the WowWee Business for any reason, including financial difficulties, or could reduce the shelf space allotted for such products. Any such change by a major customer of the WowWee Business could significantly harm its business and our results of operations.

Any consolidation among the major customers of the WowWee Business would compound the effect upon us of any financial difficulties suffered by any such customer or any changes in the purchasing policies of any such customer. Increased concentration among its customers could negatively impact the ability of the WowWee Business to negotiate higher sales prices for its products and could result in lower gross profit margins than would otherwise be obtained if there were less consolidation among its customers.

All of the WowWee Business products are manufactured in China and we are subject to the risk that political developments, including currency revaluation and trade relations between China and the markets in which the WowWee Business products are sold, could increase the costs of the producing and shipping such products.

As all of the products of the WowWee Business are manufactured by third parties in the People’s Republic of China, social and economic conditions in China affecting the movement of people and products into and from China to the major markets in which the WowWee Business products are sold, principally North America, and the labor and other costs of doing business in China, could have a significant negative impact on our results of operations. Factors that could negatively impact the WowWee Business include a potential revaluation of the Chinese Yuan, which may result in an increase in the cost of producing products in China, increases in labor costs and difficulties in transporting products manufactured in China through the ports on the western coast of North America, whether due to port congestion, labor disputes or other factors. Also, a change in China’s trade status with the United States or the European Union, including the imposition of trade sanctions, could significantly increase the cost of products imported from China. Any increase in the cost of producing and shipping the WowWee Business products in and from China could significantly adversely affect our results of operations.

A reduction or interruption in the supply of raw materials, parts and components or a significant increase in the price of supplies could negatively impact the gross profit margins of the WowWee Business.

The WowWee Business may from time to time encounter shortages of materials, parts and components from its suppliers or a price increase in such materials, parts and components resulting from their shortage. Price increases for components such as resin used in plastics, rising fuel and transportation costs, and raw material prices, may significantly reduce the gross profit margins of the WowWee Business and our results of operations. Due to market conditions, timing of pricing decisions, competition and other factors, there can be no assurance that the WowWee Business will be able to offset any of such increased costs by adjusting the prices of its products. Increases in prices of its products could result in lower sales.

As a developer and supplier of consumer products, the WowWee Business is subject to various government regulations, violation of which could subject us to sanctions. In addition, we could be the subject of future product liability suits or product recalls, which could harm the WowWee Business.

As a developer and supplier of consumer products, the WowWee Business operates in a highly regulated environment in the United States and international markets. Regulations that apply to its products and their importation include regulation of advertising directed toward children, safety and other administrative and regulatory restrictions. There can be no assurance that the WowWee Business or its products will be in compliance in the future with such regulations. In addition, changes in laws or regulations may lead to increased costs in the WowWee Business. Failure to comply with such regulations could result in monetary liabilities and other sanctions which could have a negative impact on the WowWee Business, our financial condition and our results of operations. The WowWee Business could also be subject to involuntary product recalls or may voluntarily conduct a product recall, the costs of which could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of the WowWee Business products.

In addition to government regulation, products that have been or may be developed by the WowWee Business may expose us to potential liability from personal injury or property damage claims by the users of such products. There can be no assurance that a claim will not be brought against us in the future. While we currently maintain product liability insurance coverage, we may not be able to maintain such coverage or such coverage may not be adequate to cover all potential claims. Moreover, even if we maintain sufficient insurance coverage, any successful claim could significantly harm the WowWee Business, our financial condition and our results of operations.

Failure by the WowWee Business to protect its proprietary intellectual property and information could have a material adverse effect on the WowWee Business, our financial condition and results of operations.

The value of the WowWee Business depends to a large degree on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights and trade secrets. Any failure by the WowWee Business to protect its proprietary intellectual property and information could have a material adverse effect on the WowWee Business, our financial condition and our results of operations.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net income.

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill no longer be amortized but instead be periodically evaluated for impairment based on the fair value of the reporting unit. At September 30, 2007, approximately $50.8 million, or 18.6%, of our total assets represented goodwill. Our goodwill will increase even further, both in absolute terms and as a percentage of total assets, as a result of our acquisition of the WowWee Business. Declines in our profitability may impact the fair value of our reporting segments, which could result in a write-down of our goodwill and a reduction in our net income.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The registrant has nothing to report under this item.

Item 3.	Defaults Upon Senior Securities

The registrant has nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

The registrant has nothing to report under this item.

Item 5.	Other Information

The registrant has nothing to report under this item.

Item 6.	Exhibits

Exhibits

Exhibit Number	Exhibit

2.1	Asset Purchase Agreement dated September 26, 2007 (filed as Exhibit 2.1 to the registrant's current report on Form 8-K dated October 2, 2007 and incorporated herein by reference).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2007	Optimal Group Inc.

By:    /s/ Neil S. Wechsler

Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary S. Wechsler
Gary S. Wechsler, Chief Financial Officer
(Principal Accounting Officer)