Form 10-K
OPTIMAL GROUP INC
filed 2008-03-14
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission file number 0-28572.

OPTIMAL GROUP INC.
(Exact name of registrant as specified in its charter)

Canada	98-0160833
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3500 de Maisonneuve Blvd. West, Suite 1700,	(514) 738-8885
Montreal, Quebec, Canada, H3Z 3C1
(Address of principal executive offices and postal code)	(Registrant telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Class “A” shares, no par value	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act			Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act			Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” , “accelerated filer” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act (Check one):

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes ☐ No ☒

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2007 (computed by reference to the last reported sale price of the Class “A” shares on the Nasdaq Global Market on such date): $175,112,073. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.

Number of Class “A” shares outstanding at February 29, 2008: 25,971,246

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Each of Optimal, Optimal Group, Optimal Payments, FireOne, FireOne Group, WowWee, WowWee Robotics, WowWee Flytech, WowWee Alive, WowWee Technologies, Robosapien, Roboraptor, Roboreptile, Robopet, Robopanda, Roboquad, Roboboa, RS Media, Femisapien, RS Tri-bot, Mr. Personality, Wrex the Dawg, Bugbots, Chatterbots, Flytech Dragonfly, FlyTech Hornet, FlyTech Moth, FlyTech Mosquito, FlyTech Butterfly, FlyTech Bladestar, FlyTech FairyFly, FlyTech Dragon, Flytech Bat, Facetronics, Rovio and associated logos, are trademarks or registered trademarks of our company or an affiliate of our company. Elvis, NorthStar, Visa, MasterCard, U-Scan and all other trademarks appearing in this annual report are the property of their respective owners.

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

Our consolidated financial statements are prepared on the basis of generally accepted accounting principles (“GAAP”) in Canada, which is different in some respects from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP in regard to our consolidated financial statements, see note 24 of the notes to our consolidated financial statements.

Cautionary Statements Regarding Forward-Looking Statements

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.Words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, but are not limited to, statements about our current expectations with respect to our future growth strategies, results, opportunities and prospects, competitive position and industry environment. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, or those of the markets we serve, to differ materially from those expressed in, or implied by, these forward-looking statements, including:

•	existing and future governmental regulations and disputes with governmental authorities;

•	general economic, legal and business conditions in the markets we serve;

•	consumer confidence in the security of financial information transmitted via the Internet;

•	levels of consumer and merchant fraud, disputes between consumers and merchants and merchant insolvency;

•	liability for merchant chargebacks;

•	our ability to safeguard against breaches of privacy and security when processing electronic transactions and use of our payments systems for illegal purposes;

•	the imposition of and our compliance with rules and practice procedures implemented by credit card and check clearing associations;

•	our ability to adapt to changes in technology, including technology relating to electronic payments systems;

•	our ability to protect our intellectual property;

•	our relationships with our suppliers and the banking associations that we rely upon to process our electronic transactions;

•	disruptions in the function of our electronic payments systems and technological defects;

•	our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances;

•	our ability to retain key personnel;

•	currency exchange rate fluctuations;

•	our ability to successfully implement our strategies for our recently acquired WowWee business;

•	changing consumer preferences for electronics and play products;

•	the seasonality of retail sales;

•	concentration among our major retail customers for the products of our WowWee business;

•	economic, social and political conditions in China, where WowWee’s products are manufactured;

•	the price and supply of raw materials used to manufacture WowWee’s products;

•	product liability claims and product recalls;

•	increased competition;

•	litigation; and

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

Company Overview

We operated businesses in two segments at various times during 2007. Through WowWee (our business segment established by acquisition in November 2007 and comprised of WowWee Group Limited, WowWee Canada Inc. and WowWee USA, Inc.), we design, develop, market and distribute technology-based, consumer robotic, toy and entertainment products. Through Optimal Payments (our business segment comprised of Optimal Payments Inc. and its related affiliates), we process credit card payments for small and medium-sized Internet businesses, mail-order/telephone-order (MOTO) merchants and retail point-of-sale merchants, and process electronic checks and direct debits online and by telephone.

Our Corporate Organization

Our company was formed in 1984 and is incorporated under the federal laws of Canada. We entered the consumer robotic, toy and entertainment products business segment by acquisition in November 2007 (see note 7 (a) of the notes to our consolidated financial statements) and we entered the payment processing business segment through the acquisition of Terra Payments Inc. in April 2004. Our principal office is located at 3500 de Maisonneuve Blvd. West, Suite 1700, Montreal, Quebec, H3Z 3C1, and our telephone number is (514) 738-8885. Our principal office will be relocated to 3500 de Maisonneuve Blvd. West, Suite 800, Montreal, Quebec, H3Z 3C1 on or about April 1, 2008; our telephone number will remain unchanged.

Our Industry Segments

During 2007, we operated in two segments: WowWee and Optimal Payments (see note 20 of the notes to our consolidated financial statements).

WOWWEE

Our Products

Based in Hong Kong, with offices in La Jolla, California and Montreal, Quebec, WowWee designs, develops, markets and distributes technology-based, consumer robotic, toy and entertainment products that can be sold at a variety of price points.

For 2008, WowWee’s product offering encompasses four distinct lines:

•	WowWee Robotics
•	WowWee Flytech
•	WowWee Alive
•	WowWee Technologies.

WowWee Robotics

WowWee is best known for its “robo” line of consumer robotic products. Robosapien, introduced in 2004, was the first in a line of entertainment robotic products that incorporates applied biomorphic robotics technology and is uniquely programmable to perform a variety of functions. The WowWee Robotics line currently includes:

•	Roboraptor, a robotic dinosaur
•	Roboreptile, a robotic reptile
•	Robopet, a robotic dog
•	Robopanda, a touch sensitive robotic panda bear
•	Roboquad, a robotic quadruped
•	Roboboa, a robotic snake
•	Robosapien V2, an advanced version of Robosapien
•	RS Media, a robot based on Robosapien, complete with multimedia capabilities.

New products for the 2008 WowWee Robotics line include:

•	Femisapien, an extremely agile female robot that can be controlled using the robot’s four-way joystick hands.
•	Tri-bot, a “youthful”, talkative and animated robot that maneuvers easily and quickly on a three-wheel omni-directional base and invites the user to play interactive games using the remote controller.
•

Mr. Personality, a three-wheeled omni-directional robot incorporating a full color LCD screen, displaying cartoon-like facial expressions that are synchronized with the robot’s interactive dialogue. USB connectivity allows the user to download new personalities via the Internet.

•	Wrex the Dawg, a highly stylized “junkyard” robotic dog, full of character and voice files.

Each of the foregoing items bears the “RS” symbol to signify that it has a “personality” and displays emotion.

The 2008 WowWee Robotics line will also include:

•	Bugbots - fast-moving, bug-like toys with antennae that enable them to detect objects, and quickly move away from them.
•

Chatterbots, a series of three animated character figurines, Dog/Cat, Devil/Angel and The Fairy Godfather, that connect directly to a user’s computer (PC or MAC) via a USB cable, recognize what the user is doing on the computer and react with entertaining comments and quips.

•

Roboremote, a remote controller that is compatible with any infrared (IR) controlled WowWee robot. The user can assign a choice of actions to the buttons, all customizable with the accompanying PC software.

WowWee also markets “mini” and “micro mini” mechanical versions of most of the “RS” characters.

WowWee FlyTech

In early 2007, WowWee launched the Flytech Dragonfly, adding the flight segment to its product line. The WowWee FlyTech line also includes FlyTech Hornet and FlyTech Barry B. Benson, the official flying bee product for Dreamworks Animation’s “Bee Movie”, starring Jerry Seinfeld.

New products for the 2008 FlyTech line include:

•	FlyTech Moth
•	FlyTech Mosquito
•	FlyTech Butterfly
•	FlyTech Bladestar
•	FlyTech Fairyfly
•	FlyTech Dragon
•	FlyTech Bat.

FlyTech Dragonfly, Hornet and Barry B. Benson are radio controlled ornithopters that use dual flapping wings to provide lift and propulsion; FlyTech Fairyfly, Dragon and Bat are IR controlled ornithopters equipped with dual flapping wings; FlyTech Moth, Mosquito, and Butterfly are “charge and go” ornithopters with dual flapping wings - aimed at a younger audience, the user cannot control the flyer’s flight path.

FlyTech Bladestar is an indoor flying machine equipped with two spinning blades and onboard sensors. FlyTech Bladestar operates in either Autopilot Mode in which the flyer will detect obstacles and fly away from them, or, alternatively, under the control of a three-channel digital IR remote controller.

WowWee Alive

In 2005, WowWee introduced Chimpanzee, the first product in its Alive series, based on highly sophisticated, proprietary Facetronics animatronic technology. The product is also designed with stereoscopic sound technology, touch sensors, and infrared vision technology which enable the Chimpanzee to interact directly with people around it, following motion and sound with its head and eyes. The same realistic action is featured in WowWee’s interactive head and bust in the likeness of Elvis Presley that was introduced in 2007.

New products for the 2008 WowWee Alive line include:

•	Lion Cub
•	White Tiger Cub
•	Panda Cub
•	Polar Bear Cub.

The Alive Cubs are articulated robots with realistically textured and patterned fur for a life-like appearance. Sensors in the cub enable it to detect if it is upright or lying on its back, being stroked, or handled roughly. In response, the cub can make realistic sounds accordingly, or close its eyes in sleep, thus encouraging the user to bond with it.

WowWee Technologies

Rovio, a mobile telepresence robot, was introduced at the Consumer Electronics Association 2008 International CES as the first product in the WowWee Technologies line. The Rovio robot employs the NorthStar system from Evolution Robotics to locate and navigate user-defined waypoints in its immediate environment. Streaming audio and video through any web-accessible device, Rovio provides robotic surveillance and telepresence.

Our Competitive Strengths

We believe that WowWee’s key competitive strengths are in product development, engineering and design, including its ability to work with third party manufacturers to develop innovative consumer technology-based products.

We believe that WowWee’s core competency is its ability to identify cutting-edge technologies and, through its flexible design process, to incorporate these technologies in the development of innovative products. The Rovio robot, incorporating Evolution Robotics’ NorthStar technology; Femisapien, with extreme agility and controller-free, touch-based control via its four-way joystick hands; the FlyTech products, incorporating technology that allows for the commercial production of ornithopters; and the FlyTech Bladestar, with its onboard sensor-based navigation, are some recent examples of this core competency.

WowWee has developed robust partnerships with high quality Chinese manufacturers that have demonstrated their commitment to WowWee by investing in advanced manufacturing methodologies and human resources to support WowWee’s product development process. WowWee’s design and engineering team takes a “hands-on” approach, managing these manufacturing relationships with a view to ensuring that each product is manufactured and assembled at the highest quality levels.

We believe that our acquisition of the WowWee business will provide it with greater financial and operational resources to grow, both in North America and internationally, and a greater ability to capitalize on its corporate brands through the development of a cross-platform entertainment media strategy.

Our Business Strategy

We expect to implement specific strategies in order to enhance WowWee’s growth and financial performance. These strategies include:

•	expanding sales and distribution through a broadening of the sales channels, particularly outside North America in emerging markets;
•	expanding product design, development and production capabilities to produce an increased number of products at varying price points;
•	broadening development initiatives into products that combine computer connectivity, utility and entertainment;
•	embarking on branded entertainment initiatives, licensing, publishing and merchandising; and
•	evaluating potential acquisition opportunities.

Our Customers

WowWee products are sold in a range of brick and mortar channels including grocery stores, pharmacies, toy shops, department stores and high-end consumer technologies stores. Key North American retailer customers include:

•	Best Buy
•	Circuit City
•	J.C. Penney
•	Macy’s
•	Radio Shack
•	Sears/K-Mart
•	Target
•	Toys “R” Us
•	The Sharper Image
•	Wal-Mart.

Each of these retailer customers, as well as most other brick and mortar retailer customers in the U.S., also carries the full line of WowWee products on its Internet sales site. Online sales of WowWee’s products are also made through Internet-based “e-tailers” such as Amazon and Buy.com.

Manufacturing

WowWee’s products are produced in China by third party manufacturers with which WowWee has long-standing relationships. Consistent with industry practice, the use of third party manufacturers allows WowWee to avoid incurring fixed manufacturing costs, while improving flexibility, capacity and production technology.

By outsourcing its manufacturing process, WowWee maintains a flexible business model that enables it to be responsive to changing technology. In addition, once a product has reached its commercialization phase, WowWee is able to minimize inventory risk by manufacturing products based upon actual customer orders. Upon final assembly, products can be shipped directly from the manufacturing locations to retailers and distributors, with title to the products passing to retailer customers in China.

Although WowWee does not conduct the day-to-day manufacturing of its products, it is extensively involved in the design of the product prototype and production tools, dies and moulds for its products and seeks to ensure quality control by actively reviewing the production process and testing the products produced by its manufacturers. WowWee employs quality control inspectors who rotate among its manufacturers’ factories to monitor the production of substantially all of its products.

WowWee’s quality assurance personnel advise as to compliance with applicable regulations during each phase of product development, and perform compliance testing, and coordinate third party independent compliance testing, on all WowWee products. See “Government Regulation” below. Once pre-production testing has been completed and product production has been approved, WowWee’s quality assurance personnel monitor production at the manufacturer’s facility for compliance with WowWee’s quality requirements.

Suppliers

The principal raw materials used in the production and sale of WowWee’s products are plastics, metals, plush, integrated circuits and standard electronic components, all of which are currently available from a variety of sources. Although WowWee does not manufacture its products, it owns the tools, dies and moulds used in the manufacturing process, and these are transferable among manufacturers should WowWee choose to employ alternative manufacturers.

Sales, Marketing and Distribution

Within the United States and Canada, WowWee sells its products directly to its retailer customers through its direct sales channel and through independent sales representatives. For retailers across the rest of the world, WowWee utilizes a network of distributors located in various jurisdictions. WowWee products are also available for sale through WowWee’s Internet-based store (www.wowweestore.com ). In 2007, approximately 55% of its products were sold in North America, with the balance being sold internationally.

WowWee does not have written agreements with its customers. Instead, sales are made based on purchase orders, primarily against letters of credit. The majority of orders are traditionally written during the first two quarters of the year, with shipments occurring throughout the year as new product becomes available. The majority of the product shipments occur during the third and fourth quarters of the year.

WowWee presents products to its customers at trade shows, such as International CES, and various toy fairs, as well as at private meetings throughout the year. WowWee generally introduces new products to its major customers during the year prior to the year of their introduction for retail sale. WowWee employs a range of advertising and promotional vehicles to promote its products to consumers including broadcast, Internet and print advertising, PR outreach, and exhibition at consumer expos such as Digital Life. WowWee also maintains a corporate website and individual sites for its brands and products.

WowWee products have been recognized for excellence in technology, design and quality by numerous organizations around the world; most recently including Popular Mechanics Editor’s Choice Award (Flytech Bladestar - 2008 International CES), Time Magazine Best Inventions of the Year (FlyTech Dragonfly - 2007), Robosapien V2 (BETT Award - 2008 United Kingdom).

In 2007, products from the WowWee Robotics product line were a featured McDonald’s Happy Meal boys brand in most McDonald’s territories worldwide.

Research and Development; Product Development

WowWee’s 32-person engineering and design team develops new technologies using internal capabilities and seeks to identify emerging or underutilized innovations that are currently being developed or that are available in the marketplace. In order to leverage the man-hours invested in prior products, older generations of products frequently form the foundation for the next generation of products as well as new product lines. New technologies are then integrated to enhance the overall functionality of the product.

In sourcing technologies, WowWee reviews the latest technology innovations at trade-shows, conferences, colleges and universities, on the Internet, and through word-of-mouth. WowWee regularly reviews technologies or product concepts from third party sources that it believes could have potential synergies with WowWee’s current product line or that could be successfully commercialized based upon WowWee’s development process.

WowWee generally brings all sought-after third party technologies in-house, but once inside, allows its internal engineering and design team to develop new product concepts with relative autonomy. WowWee also licenses third party technologies for development within unique consumer applications developed by WowWee.

In the course of its product development, WowWee leverages its retail relationships to help gauge potential consumer demand. WowWee conducts “roadshow” meetings with its key retailer customers to solicit immediate feedback on its new product concepts. Based upon this early feedback, WowWee determines the course of further development or, as necessary, modifies the products. In the early phases of product development, WowWee works with its third party manufacturers to engineer a manufacturing prototype to determine if the potential product can be manufactured on a commercially viable scale. Once further development work has been conducted, and a preliminary sample is available, WowWee moves to solicit further feedback from key retailer customers, and begins to take preliminary orders for the product. If the initial orders from these key retailer customers indicates that the product might achieve sufficiently profitable unit sales, WowWee continues its development work and initiates the product tooling process with one of its product manufacturers.

Safety testing of WowWee’s products is done at the manufacturers’ facilities by quality control personnel employed by WowWee or by independent third party contractors engaged by WowWee. Safety testing is designed to ensure compliance with applicable product safety regulations (see “Government Regulation” below). In addition, certain of WowWee’s larger customers use independent laboratories to test WowWee’s products according to their own standards before shipment.

Government Regulation

As a developer and supplier of consumer products, WowWee operates in a highly regulated environment in the United States and international markets. In the United States, WowWee’s products are subject to the provisions of the Consumer Product Safety Act (“CPSA”), the Federal Hazardous Substances Act (“FHSA”), the Flammable Fabrics Act (“FFA”) and the regulations promulgated thereunder, as well as the rules and regulations of the Federal Communications Commission (“FCC Rules”). The CPSA and the FHSA enable the Consumer Products Safety Commission (“CPSC”) to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of a banned hazardous substance. The FFA enables the CPSC to regulate and enforce flammability standards for fabrics used in consumer products. The FCC Rules require conformity with technical standards that limit radio frequency emissions in order to control potential interference to radio communications. Similar laws exist in various international markets. WowWee maintains a quality control program designed to ensure compliance with all applicable laws (see “Research and Development; Product Development” above). Regulations that apply to the sale of WowWee’s products also include guidelines for advertising directed toward children.

Competition

WowWee competes with numerous domestic and foreign manufacturers, importers and marketers in each of its product categories. Globally, certain of WowWee’s competitors have greater financial resources, larger sales and marketing and product development departments, stronger brand name recognition, longer operating histories and benefit from greater economies of scale.

Intellectual Property

All of WowWee’s products are produced and sold under trademarks owned by it or, in certain cases, licensed to it. WowWee typically registers its trademarks in the jurisdictions where its products are sold. WowWee also files design patents in China and other jurisdictions for most of its products and has recently instituted a program under which utility patents will be filed where it is deemed appropriate as a means of protecting WowWee’s proprietary technology.

WowWee maintains ownership of all of the tooling associated with its products.

Employees

As of December 31, 2007, WowWee employed 86 full-time employees. Its employees are not represented by any collective bargaining unit and it has never experienced a work stoppage. We believe that WowWee’s employee relations are good.

OPTIMAL PAYMENTS

Our Services

Optimal Payments provides technology and services that businesses require to accept credit card, electronic check and direct debit payments. Optimal Payments processes credit and debit card payments for card-not-present and card-present transactions, including Internet businesses, mail-order/telephone-order merchants and retail point-of-sale merchants. Optimal Payments also processes checks and direct debits online and by telephone.

For merchants that want to accept payments in a card-not-present environment, Optimal Payments provides the technology to integrate into the merchant’s website, training, on-going technical support, risk management to help detect and prevent fraudulent transactions, real-time online reporting and administrative tools and settlement services.

For merchants that want to accept payments in a card-present environment, Optimal Payments provides the necessary hardware, training and on-going technical support. Settlement services for these merchants are provided by third-party processors on an outsourced basis.

To help mitigate its risk exposure, Optimal Payments retains a portion of amounts owed to certain merchants (based on processing dollar volume) for a six-month period to cover potential merchant credit losses, which can arise as a result of, among other things, disputes between consumers and merchants or credit card and check clearing association fines related to chargeback activity. The aggregate amount withheld is referred to as “held as reserves” and Optimal Payments’ liability to refund its customers for these amounts is included in the line item “Customer reserves and security deposits” on the balance sheet contained in our consolidated financial statements. In the case of a dispute between a merchant and its customer, if the dispute is not resolved in the merchant’s favour, the disputed transaction amount is refunded to the merchant’s customer and charged back to Optimal Payments. If it is unable to collect a chargeback amount from the merchant, Optimal Payments bears the credit risk for this amount. As a result, Optimal Payments’ acquiring processing suppliers require it to maintain certain amounts with them as reserves. Amounts withheld by Optimal Payments’ acquiring processing suppliers as reserves are included in cash and short-term investments on our balance sheet as “held as reserves”. For merchants who use its services, Optimal Payments withholds reserves to help offset its exposure to chargebacks. The reserves are collected and refunded on a rolling basis. As new transactions are processed, Optimal Payments withholds a portion as the reserve, while at the same time refunding previously withheld reserves for which the six-month period has expired.

Our Competitive Strengths

We believe that Optimal Payments’ principal competitive strengths are:

•

Optimal Payments has strong proprietary risk management expertise. Optimal Payments’ proprietary risk management expertise helps to reduce the inherently higher level of risk associated with processing credit card and electronic check payments received by Internet or telephone. Its proprietary risk management tools and processes are designed to handle a wide variety of transactions, the performance profiles of which vary. These transactions may originate from consumers (authorization and purchase), merchants (settlement and credit) or internal users (query). Most of these transactions are initiated by the consumer because there are comparatively more consumers than there are merchants and merchant transactions relate to previously submitted consumer transactions. With this knowledge, Optimal Payments has developed a unique proprietary transaction processor with an emphasis on the easy handling of customer-submitted authorization and purchase transactions.

•

Optimal Payments maintains a proprietary transaction processing platform that it can tailor to meet the needs of its customers. Optimal Payments has developed its own proprietary transaction processing technology, which has given it the flexibility to tailor its offerings to the needs of its merchants and internal users. Its network operations center is mission critical, fully redundant and benefits from automated 24/7 network monitoring. Its transaction processing engine includes an Internet merchant account, payment gateway, real-time authorization, risk management and fraud protection, as well as back-end reporting tools that help merchants manage their operations. Optimal Payments’ electronic payment services can be integrated into a merchant’s existing business systems. Optimal Payments has invested significantly in its technology and we believe that the barriers to entry to the payment processing industry are high, largely due to the need to establish a substantial volume of processing in order to negotiate competitive pricing with acquiring banks, and particularly in the card-not-present processing industry due to the need to develop the technology and expertise required in order to securely process these types of transactions.

•

Optimal Payments provides dedicated customer service. Optimal Payments’ internal account management staff is focused on meeting the needs of its merchant customers. Its larger card-not-present customers are assigned an account manager to help ensure that merchants’ expectations are met or exceeded. For card-not-present merchants, Optimal Payments understands the importance of 24/7 uptime, therefore its account managers ensure their availability and timely responses to any merchant inquiries.

•

Optimal Payments offers merchants comprehensive payment processing solutions. Optimal Payments provides merchants with both card-present and card-not-present processing options, risk management expertise, multi-currency and multiple payment methods (specifically pertaining to card-not-present transactions), a proprietary processing technology platform specifically pertaining to its card-not-present transactions, and a focus on customer care.

By offering both card-present and card-not-present payment processing solutions, Optimal Payments offers merchants the simplicity of having one supplier for both of these services, reducing the administrative burden of having multiple payment processing suppliers and helping to allow merchants to focus on their core business.

Our Business Strategy

To continue to grow its payment processing business, Optimal Payments’ strategy is to provide merchants with the ability to process a variety of electronic transactions, including both card-present and card-not-present credit and debit transactions. Although it will offer a wide variety of electronic transaction solutions, Optimal Payments will focus its efforts and strategy on marketing and selling its card-not-present transaction processing service. We believe that Optimal Payments’ experience in processing card-not-present transactions, specifically its technology and risk management expertise, positions it as a leader in this area.

Key elements of the Optimal Payments business strategy include:

•	further enhancing its risk management capabilities and solutions for its merchant customers;
•	expanding its merchant customer base;
•	expanding the currency options available in its solutions; and
•	expanding the geographical availability of its solutions into new territories.

With its existing infrastructure and supplier relationships, we believe that Optimal Payments can accommodate expected industry growth. We believe that its available capacity and infrastructure will allow Optimal Payments to benefit from operational efficiencies as it grows its processing volume.

Our Customers

Optimal Payments provides services to over 26,000 small to medium-sized merchants.

Suppliers

Optimal Payments’ key suppliers are its transaction processing suppliers, which are primarily financial institutions that are members of the Visa and MasterCard credit card associations and check clearing associations, such as the National Automated Clearing House Association. These relationships provide Optimal Payments with the ability to connect to the various payment networks and enable it to process various types of transactions in different geographic regions.

Sales and Marketing

Optimal Payments’ sales efforts are conducted through direct sales, independent sales agents and strategic partnerships. Optimal Payments employs an in-house sales force whose focus is to sell its full range of services directly to merchants. Independent sales agents refer merchants to Optimal Payments in return for a commission based on the processing volume from the referred merchant.

Optimal Payments generates revenues primarily from fees charged to merchants for payment processing services.Fees charged to merchants typically include a discount rate based upon a percentage of the dollar amounts processed, and a variety of fixed transaction fees. Merchant fees are based upon the merchant’s transaction volume and risk profile. Where Optimal Payments is the primary party responsible for providing processing services, revenue is recorded on a gross basis and amounts paid to the acquiring processing supplier are recorded as part of our transaction processing expenses. Where Optimal Payments is not the primary party in providing a merchant with processing services, we record revenue net of amounts paid to the acquiring processing supplier. Revenue is recognized at the time the transaction is performed.

Research and Development

Optimal Payments recognizes the importance of having access to leading technology in order to be able to develop advanced services for its customers, independent sales agents and for its own internal use. To this end, Optimal Payments maintains a team of development engineers, quality assurance professionals and technical code writers. As of December 31, 2007, approximately 24 employees were engaged in such activities.

Government Regulation

As electronic commerce in general and most of the card-not-present services that Optimal Payments offers are relatively new developments, the manner in which existing state, provincial, federal and foreign government regulations may be applied is uncertain and difficult to predict. Due to the relatively recent development of online gaming, there are few laws or regulations that deal directly with online gaming payment processing and there is uncertainty as to the legal status of online gaming. While some jurisdictions have adopted or are in the process of reviewing legislation to regulate online gaming, other jurisdictions have enacted or propose to enact legislation intended to restrict or prohibit online gaming.

On October 13, 2006, the United States Unlawful Internet Gambling Enforcement Act of 2006 (the “Act”) was enacted. The Act prohibits any person engaged in the business of betting or wagering from knowingly accepting payments related to unlawful bets or wagers transmitted over the Internet. The Act instructs the U.S. Treasury Department and Federal Reserve to impose new obligations upon financial institutions and other payment processors to establish procedures designed to block online gaming-related financial transactions. It also expressly requires Internet bets and wagers to comply with the law of the jurisdiction where the wagers are initiated and received. Upon the passage of the Act, our then majority-owned subsidiary FireOne Group plc ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming.

Competition

We believe that the payments markets are growing at a meaningful rate. Companies that either have developed or are developing product offerings in competition with Optimal Payments include iPayment Inc., Heartland Payments Systems, Inc., PayPal Inc., TeleCheck International Inc., TransFirst Holdings Inc., DataCash Group plc and WorldPay plc. Certain of Optimal Payments’ competitors are larger and have greater financial, technical and other resources than we do.

Intellectual Property

We regard Optimal Payments’ software as proprietary and attempt to protect it, where applicable, with copyrights, trade secret measures and nondisclosure agreements. Despite these protections, it may be possible for competitors or users to copy aspects of its intellectual property or to obtain information that we regard as trade secrets. Existing copyright laws afford only limited practical protection for computer software. The laws of foreign countries generally do not protect Optimal Payments’ proprietary rights in its services to the same extent as the laws of the jurisdictions in which it operates such as the United States, Canada and the United Kingdom. In addition, Optimal Payments may experience more difficulty in enforcing its proprietary rights in certain foreign jurisdictions.

Employees

As of December 31, 2007, Optimal Payments employed approximately 131 full time employees. Its employees are not represented by any collective bargaining unit and it has never experienced a work stoppage. We believe that Optimal Payments’ employee relations are good.

Financial Information About Segments and Geographic Areas

See note 20 of the notes to our consolidated financial statements.

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

You may request a copy of these filings, at no cost, by writing or telephoning us at the following address or telephone number:

Optimal Group Inc.

3500 de Maisonneuve Boulevard West

Suite 1700

Montreal, Quebec, H3Z 3C1

Tel: (514) 738-8885

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K with the Securities and Exchange Commission. You may read and copy any materials we file with the Securities and Exchange Commission at the Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the hours of operation of the Securities and Exchange Commission’s Public Reference Room by calling the Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. Such reports and all amendments to such reports regarding the Company are available free of charge or through the Company’s website, www.optimalgrp.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. Information contained in or otherwise accessed through our website does not form part of this Report. All such references to our website are inactive textual references only.

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

Our ability to successfully integrate acquisitions and to grow our business depends largely upon the services of our Co-Chairman, our Co-Chairman and Chief Executive Officer and our Chief Financial Officer, the loss of any of whom could adversely affect our business and overall results of operations.

WowWee’s future success depends largely on the continued contribution of its key designers and technical personnel. The loss of services of any of these key personnel could harm WowWee. Recruiting skilled designers and technical personnel is highly competitive. If WowWee fails to retain any of these key personnel, and/or fails to hire, train and integrate replacement personnel, it might not be able to maintain and expand its business, and our results of operations could be adversely affected.

The loss of any of Optimal Payments’ senior officers could adversely affect its relationships with its strategic service providers, which would adversely affect its business.

We may be unable to find suitable acquisition candidates and we may not be able to successfully integrate businesses we acquire into our operations.

Our future growth strategy may include acquiring other businesses. For example, in November 2007 we acquired WowWee. However, we may not be able to identify and acquire suitable target businesses or, to the extent required, obtain financing for such acquisitions on satisfactory terms. Integrating acquired businesses into our operations may involve unforeseen difficulties and may require a disproportionate amount of resources and management attention. Acquisitions involve a number of special risks, including:

•	the time and expense associated with identifying and evaluating an acquisition,
•	the diversion of management’s attention from day-to-day operations,
•	the difficulty in integrating widely dispersed operations with distinct corporate cultures,
•	the potential loss of key employees of the acquired business,
•	the difficulty of incorporating acquired technologies successfully,
•	the potential impairment of relationships with employees, customers and strategic partners, and
•	the inability to maintain uniform standards, controls, procedures and policies.

Customer satisfaction or performance problems at an acquired business could adversely affect the reputation of our entire business. Future acquisitions may be financed through the issuance of common shares, which may dilute the ownership of our shareholders, or through the incurrence of indebtedness. Acquisitions may also result in significant charges to earnings. Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of making acquisitions or making suitable acquisitions more difficult to find.

We are subject to the risk that a taxation authority could challenge certain filing positions we have taken, and that a successful challenge could require us to pay significant additional taxes.

Although we believe that all filing positions we take in our tax returns are reasonable and appropriate, there is no assurance that a taxation authority will not challenge those positions. Such challenges could include disputing positions taken in connection with the transfer of our online gaming processing business to FireOne Group plc and its affiliates in 2005, and the subsequent public offering of a portion of the FireOne Group plc ordinary shares. A challenge to certain filing positions we have taken, if successful, could result in us being required to pay additional taxes (including penalties and interest) and the amount of such additional taxes could be material to us.

We are subject to exchange rate fluctuations between the U.S. dollar and the Canadian dollar.

The majority of our revenues are generated in U.S. dollars and a significant portion of our expenses is incurred in Canadian dollars. A fluctuation in the value of the Canadian dollar relative to the U.S. dollar may result in variations in our revenues, expenses and earnings. We have not implemented a currency hedging program.

Our operating strategy for WowWee might not succeed and the anticipated benefits to us from our acquisition of WowWee might not be realized.

Our ability to realize the anticipated benefits of our acquisition of the WowWee business will depend, in part, on the successful implementation of specific new strategies designed to enhance the growth and financial performance of the WowWee business. These include:

•	Expanding sales and distribution through a broadening of WowWee’s sales channels, particularly outside North America in emerging markets;
•	Expanding product design, development and production capabilities to produce an increased number of products at varying price points;
•	Broadening development initiatives into products that combine computer connectivity, utility and entertainment;
•	Embarking on branded entertainment initiatives, licensing, publishing and merchandising; and
•	Evaluating potential acquisition opportunities.

If we fail to succeed in implementing these and other strategies that we might develop, WowWee could fail to grow, we may not realize the full benefits anticipated from the acquisition of the WowWee business, and our financial performance and results of operations could be adversely affected.

If WowWee does not satisfy consumer preferences our results of operations may be adversely affected.

WowWee competes with a wide range of manufacturers, marketers and sellers of consumer electronics and play products, many of which are larger than us and have greater financial resources than we do. Consumer preferences change. If its competitors’ products achieve greater market acceptance than WowWee’s products, WowWee’s products are unable to satisfy consumer preferences, or WowWee fails to respond to changes in consumer preferences with products that achieve and sustain market acceptance in a timely and cost-effective manner, demand for WowWee’s products could decrease and our results of operations could be adversely affected.

WowWee’s business is seasonal and its annual operating results depend, in large part, upon the relatively brief holiday season in the fourth quarter of the year.

Retail sales of WowWee’s products are susceptible to seasonal variations, with a majority of sales occurring between September and December. As a result, WowWee’s operating results depend, in large part, upon sales made during this period. If WowWee achieves less than satisfactory sales, operating earnings or cash flows from operating activities during the September to December period in any fiscal year, we may not be able to compensate sufficiently for the lower sales, operating earnings, or cash flows from operating activities during the first eight months of the fiscal year.

Improved inventory management by retailers resulting in shorter lead times for production and possible shipping disruptions during peak demand times may affect the ability of WowWee to deliver its products in time to meet retailer demands.

As retailers attempt to manage their inventories better by requiring suppliers to ship products closer to the time the retailers expect to sell products to consumers, suppliers such as WowWee may have shorter lead times for production, and disruptions in shipping, for any reason, from China during peak demand times may affect the ability of WowWee to deliver its products in time to meet retailer demand.

WowWee’s sales are concentrated among a relatively small number of major retailer customers, which exposes WowWee to any financial difficulties or changes in purchasing preferences or policies of these customers.

A small number of major retailer customers account for a large proportion of WowWee’s sales. WowWee’s customers make purchases by one-time purchase orders, as opposed to making long-term purchase commitments. These customers could reduce their overall purchases of WowWee’s products for any reason, including due to financial difficulties, or could reduce the shelf space allotted for such products. Any such change by a major customer of WowWee could significantly harm its business and our results of operations.

Consolidation among WowWee’s major customers would compound the effect upon us of any financial difficulties suffered by such customers or any changes in the purchasing preferences or policies of such customers. Increased consolidation among its customers could negatively impact the ability of WowWee to negotiate higher sales prices for its products and could result in lower gross profit margins than would otherwise be obtained if there were less consolidation among its customers.

All of WowWee’s products are manufactured in China and we are subject to the risk that political developments, including currency revaluation and trade relations between China and the markets in which WowWee’s products are sold, could increase the costs of producing and delay or prevent shipping such products.

All of WowWee’s products are manufactured by third parties in the People’s Republic of China. Social and economic conditions in China affecting the movement of products from China to the markets in which WowWee’s products are sold, particularly North America, and the labor and other costs of doing business in China could have a significant negative impact on our results of operations. Factors that could negatively affect WowWee include a potential revaluation of the Chinese yuan, which may increase the cost of producing products in China, increased labor costs and labor disputes that could result in difficulties in transporting products manufactured in China to the ports on the western coast of North America. Also, a negative change in China’s trade status with the United States or the European Union, including the imposition of trade sanctions, could significantly increase the cost of products imported from China. Any increase in the cost of producing and the cost of, or disruptions in, shipping WowWee’s products in and from China could significantly adversely affect our results of operations.

A reduction or interruption in the supply of raw materials, parts and components or a significant increase in the price of supplies used to produce WowWee’s products could negatively affect WowWee’s gross profit margins.

WowWee may from time to time encounter shortages of materials, parts and components from its suppliers or a price increase in such materials, parts and components resulting from their shortage. Price increases for components such as resin used in plastics, rising fuel and transportation costs and raw material prices, may significantly reduce WowWee’s gross profit margins and our results of operations. Due to market conditions, timing of pricing decisions, competition and other factors, there can be no assurance that WowWee will be able to offset any of such increased costs by adjusting the prices of its products because increases in the prices of WowWee’s products could result in lower sales.

As a developer and supplier of consumer products, WowWee is subject to various government regulations, violation of which could subject us to sanctions.

As a developer and supplier of consumer products, WowWee operates in a highly regulated environment in the United States and international markets. Regulations that apply to its products and their importation include regulation of advertising directed toward children and product safety. There can be no assurance that WowWee or its products will be in compliance in the future with such regulations. In addition, changes in laws or regulations may lead to increased compliance-related costs in WowWee’s business. Failure to comply with such regulations could result in monetary liabilities and other sanctions which could have a negative impact on WowWee, our financial condition and our results of operations. WowWee could also be subject to involuntary product recalls or may voluntarily conduct a product recall, the costs of which could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of WowWee’s products.

WowWee could be the subject of future product liability suits or product recalls, which could harm WowWee.

Products that have been or may be developed by WowWee may expose us to potential liability from personal injury or property damage claims by the users of such products. There can be no assurance that a claim will not be brought against us in the future. While we currently maintain product liability insurance coverage, we may not be able to maintain such coverage or such coverage may not be adequate to cover all potential claims. Moreover, even if we maintain sufficient insurance coverage, any successful claim could significantly harm WowWee, our financial condition and our results of operations.

Failure by WowWee to protect its proprietary intellectual property and information could have a material adverse effect on WowWee, our financial condition and results of operations.

The value of WowWee depends to a large degree on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights and trade secrets. WowWee’s business is subject to the risk of third parties counterfeiting its products or infringing on its intellectual property rights. Any failure by WowWee to protect its proprietary intellectual property and information could have a material adverse effect on WowWee, our financial condition and our results of operations.

Optimal Payments is at risk of loss due to fraud, disputes and merchant insolvency.

Optimal Payments faces risks of loss due to fraud and disputes between consumers and merchants, including the unauthorized use of credit card and bank account information and identity theft, merchant fraud, disputes over the quality of goods and services, breaches of system security, employee fraud and use of its system for illegal or improper purposes. When a consumer pays a merchant for goods or services using a credit card and the cardholder disputes the charge, the amount of the disputed item gets charged back to Optimal Payments and the credit card association may levy fees against Optimal Payments. Chargebacks can arise from the unauthorized use of a cardholder’s card number or from a cardholder’s claim that a merchant failed to perform a transaction. Disputes can also arise when a consumer pays a merchant for goods or services using a check and the financial institution returns the check. In addition, if Optimal Payments’ chargeback or dispute rate becomes excessive, credit card and check clearing associations may require it to pay fines and have done so in the past. There is a risk that Optimal Payments may be required to pay fines in the future and the amount of such fines may be material. While Optimal Payments attempts to recover from the merchant the amount charged back and the amount of any fines imposed upon it by credit card and check clearing associations, Optimal Payments may not always be successful in doing so for various reasons, such as merchant insolvency.

Optimal Payments may not be able to safeguard against security and privacy breaches in its electronic transactions.

A significant element of electronic commerce and communication is the secure transmission of confidential information over public networks. Optimal Payments’ electronic commerce software uses encryption and authentication technology to securely transmit confidential information. Although Optimal Payments strives to use only proven applications for premium data security and integrity to process electronic transactions, use of these applications may not be sufficient to address changing market conditions or developments in technology or the security and privacy concerns of Optimal Payments’ existing and potential customers.

Optimal Payments may not be able to prevent security or privacy breaches. A security or privacy breach could:

•	expose Optimal Payments to liability and to potentially costly litigation;
•	cause Optimal Payments to incur expenses relating to the remediation of these breaches; and
•	cause Optimal Payments’ customers to lose confidence in its services, harm its reputation, and deter customers from using Optimal Payments’ services.

Although Optimal Payments requires that its agreements with service providers who have access to merchant and consumer data include confidentiality obligations that restrict these parties from using or disclosing any consumer or merchant data except as necessary to perform their services under the applicable agreements, there can be no assurance that these contractual measures will prevent the unauthorized disclosure of merchant or consumer data. Individuals may attempt to circumvent the measures that Optimal Payments takes to protect customer transaction data. Security breaches could result in the disclosure of proprietary information, such as bank account or credit card information.

If Optimal Payments is unable to protect the security and privacy of its electronic transactions and data, it could be exposed to risk of loss, litigation and possible liability, and its business volume, revenues and results of operations will be materially adversely affected.

Optimal Payments’ payments systems might be used for illegal or improper purposes.

Despite its measures to detect and prevent identity theft, unauthorized use of credit cards, and similar misconduct, and to monitor and comply with laws and regulations restricting or prohibiting the processing of certain types of transactions for its merchant customers, Optimal Payments’ payments systems are susceptible to illegal or improper uses by third parties. These uses may include illegal online gaming, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Illegal or improper use of payments systems may lead to increased government regulation of Optimal Payments or other legal consequences which may have an adverse impact on its revenues and results of operations. Laws or regulations that restrict or prohibit the business activities of Optimal Payments’ merchant customers may prevent Optimal Payments from providing, or may make it impracticable for it to continue to provide, its payments systems to such merchants and their customers, which would adversely affect its revenues and results of operations.

Optimal Payments must comply with credit card and check clearing association rules and practices, which could impose additional costs and burdens on its payments business.

Optimal Payments must comply with the operating rules of the various credit card associations and check clearing associations with which it is registered, such as the National Automated Clearing House Association for checks. The associations could adopt operating rules with which it may be difficult or impossible for Optimal Payments to comply. In addition, cases of fraud or disputes between consumers and merchants can result in chargebacks. If Optimal Payments’ chargebacks or disputes become excessive, its processing suppliers could fine it or terminate its ability to accept credit cards or checks for payments. The termination of its relationship with credit card or check clearing associations, or acquiring banks, would limit its ability to provide transaction processing services.

Optimal Payments may not be able to develop new services that are accepted by its customers.

The success of Optimal Payments’ operations depends upon acceptance of its electronic payments technology by merchants. Optimal Payments may experience difficulties that could delay or prevent the successful development, introduction and marketing of new services and enhancements, or new services and enhancements may not be introduced in a timely fashion or may not adequately meet the requirements of the marketplace and achieve market acceptance.

The failure of Optimal Payments’ systems, the systems of third parties or the Internet could negatively impact its business and harm its reputation for reliability.

Computer viruses, disgruntled or rogue employees, electronic break-ins, power losses, telecommunications failures, security breaches, natural disasters and similar events could damage or disrupt the function of Optimal Payments’ systems and those of third parties upon whom it relies, such as bank processing and credit card systems, thereby adversely affecting Optimal Payments’ business and reputation. Optimal Payments’ insurance policies may not adequately compensate it for any losses that may occur due to any failures or interruptions in these systems.

Higher transaction volumes may require Optimal Payments to expand and upgrade its technology, transaction processing systems and network infrastructure. It could experience periodic, temporary capacity constraints, which may cause unanticipated system disruptions, slower response times and reduced levels of customer service. Optimal Payments may be unable to accurately project the rate or timing of increases, if any, in the use of its services or to expand and upgrade its systems and infrastructure to accommodate these increases in a timely manner.

Optimal Payments has developed a formal disaster recovery plan designed to safeguard against system failures, however, there is no assurance that any disaster recovery plan that it might implement will protect it from all possible system failures.

Increasing government regulation of Internet commerce could make it more costly or difficult for Optimal Payments to conduct its business.

As Internet commerce continues to grow, it may become the subject of increasing government regulation. Much of the current legislation relating to commercial transactions pre-dates and may be incompatible with Internet electronic commerce. Well-established financial institutions and credit card companies may be able to influence the development of regulations that prioritize their interests to Optimal Payments’ detriment. Regulators may choose to enact or enforce legislation that restricts Optimal Payments’ operations and other aspects of the electronic commerce market. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel and personal privacy apply to the Internet.

Existing legislation in Canada, the United States and abroad regulates communications and commerce specifically. However, the application of such laws in the context of the Internet and electronic commerce is uncertain. Laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation and the characteristics and quality of online services are under consideration by federal, provincial, state, local and foreign governments and agencies.

New laws or regulations relating to the Internet, or applications or interpretations of existing laws, that decrease the growth in the use of the Internet or demand for Optimal Payments’ electronic commerce services, or that increase the costs associated with providing such services or transmitting data over the Internet could adversely affect our results of operations.

If Optimal Payments’ relationships with its banking partners deteriorated, its ability to process transactions could be impaired or halted.

Optimal Payments relies on strategic partnerships and suppliers to help supply, promote and distribute its services. Optimal Payments particularly depends upon its strategic banking relationships. The credit card association members and financial institutions that process electronic transactions have adopted guidelines that apply to online transactions. While we believe that Optimal Payments’ operations comply with these guidelines, credit card association members and financial institutions could nonetheless decide in the future to refuse to process transactions for Optimal Payments. Such a decision could be implemented with little or no advance notice to Optimal Payments. If such a situation occurred and Optimal Payments were not able to conclude alternative arrangements with other credit card association members or financial institutions, its ability to carry out payment transactions could be impaired or even halted.

It may be difficult or costly for Optimal Payments to enforce its rights with respect to assets held in foreign jurisdictions.

Certain of Optimal Payments’ suppliers’ processing agreements require it to maintain cash reserves with such suppliers. In some instances, these suppliers are located in overseas jurisdictions, including the Caribbean and Europe. If a processing supplier does not release its reserves in accordance with its contractual obligations, Optimal Payments will be required to take legal action within that foreign jurisdiction. Recovering funds held as reserves through legal action in foreign jurisdictions could be costly and difficult and the diversion of resources required to pursue the funds could negatively impact our financial condition and results of operations.

Optimal Payments’ intellectual property rights may be infringed by unauthorized third parties.

Optimal Payments relies upon a combination of copyright, trademark and trade secret laws, non-disclosure and release of interest in intellectual property agreements and license agreements to establish and protect its proprietary rights in its service offerings and technology. The source codes for Optimal Payments’ service offerings and technology are protected both as trade secrets and as unpublished, unregistered copyrighted works. However, Optimal Payments currently has no patents for its service offerings and technology.

Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Optimal Payments’ services or technology without authorization or to develop similar technology independently. Policing unauthorized use of its services is and will continue to be difficult, particularly in light of the global nature of Optimal Payments’ operations, and the laws of other jurisdictions may offer it little or no effective protection of its intellectual property rights. Optimal Payments relies in part on “on-screen” licenses, which are not manually signed by end-users and, therefore, may be unenforceable under some laws. Optimal Payments may bring litigation proceedings to enforce its intellectual property rights; however, such litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources.

In addition, there is no assurance that Optimal Payments’ services are not within the scope of intellectual property rights held by others, either now or in the future. If a claim is asserted against it by a third party, Optimal Payments may be forced to seek a license from that third party for the use of the applicable intellectual property. Such a license, if required, may not be available on reasonable terms or at all.

Optimal Payments operates in a competitive market for its services.

Potential competitors in Optimal Payments’ market include credit card association members, financial institutions, payment processors and other similar entities, some of which may have greater financial resources than we do, more firmly entrenched market positions or greater brand recognition. These potential competitors may require that their own technology, rather than the technology of third parties such as Optimal Payments, be used in connection with their payment mechanisms. Competition is likely to intensify as the market develops and matures, which could result in downward pressure on Optimal Payments’ prices, reduce its margins and erode its market share.

Optimal Payments may not be able to identify, develop, manufacture, market or support new services or offer new services that appeal to its customers as fast as its competitors or respond effectively to technological changes or product innovations by its competitors. If Optimal Payments fails to anticipate or respond effectively to technological developments and customer requirements or experiences significant delays in product developments or roll-outs, it may lose its market share and our revenues and results of operations could be adversely affected.

Optimal Payments relies upon non-exclusive arrangements with independent sales agents to acquire and retain its customers.

In addition to its internal sales and marketing efforts, Optimal Payments relies upon independent sales agents to acquire and retain its customers. Its arrangements with these independent sales agents are non-exclusive. As a result, Optimal Payments’ sales agents may enter into arrangements with Optimal Payments’ competitors that provide preferential treatment to those competitors or they may terminate their arrangements with Optimal Payments. If Optimal Payments fails to maintain strong relationships with its independent sales agents or fails to provide its independent sales agents with sufficient incentives to motivate their sales efforts, Optimal Payments’ customer base may not expand and could decrease.

Optimal Payments’ services are based on sophisticated technology, which may be negatively affected by technological defects and product development delays.

Services based on sophisticated technology and computing systems, such as Optimal Payments’ payment processing services, often encounter development delays, and the underlying technology may contain undetected defects when introduced or when the volume of services provided increases. Optimal Payments may experience delays in the development of its transaction processing services or the technology and computing systems underlying its services. In addition, despite testing, it is possible that Optimal Payments’ technology may nevertheless contain errors, and this could delay product launches and innovations and damage its customer relations.

Optimal Payments’ business is subject to fluctuations in general business conditions.

The current downturn in general economic conditions has caused some of Optimal Payments’ merchant customers to experience difficulty in supporting their current operations and implementing their business plans. If these merchants make fewer sales of their products and services, Optimal Payments will have fewer transactions to process, resulting in lower revenues.

In addition, in a recessionary environment, the merchants Optimal Payments serves become subject to a higher risk of insolvency, which could adversely affect our results of operations. Optimal Payments bears the credit risk for chargebacks related to billing disputes between credit card holders and merchants. If a merchant seeks protective relief under bankruptcy laws or is otherwise unable or unwilling to reimburse Optimal Payments for chargebacks borne by Optimal Payments, Optimal Payments may be liable for the full transaction amount of a chargeback.

Due to recently enacted legislation in the United States, our formerly majority owned subsidiary, FireOne Group plc, has ceased processing settlements for online gaming transactions originating from United States customers and, as a result, Optimal Payments’ revenues decreased significantly. Optimal Payments may not be able to replace the revenues lost from the cessation of this business.

On October 13, 2006, the United States Unlawful Internet Gambling Enforcement Act of 2006 was enacted. The Act prohibits any person engaged in the business of betting or wagering from knowingly accepting payments related to unlawful bets or wagers transmitted over the Internet. The Act also instructs the U.S. Treasury Department and Federal Reserve to impose new obligations upon financial institutions and other payment processors to establish procedures designed to block online gaming-related financial transactions. It also expressly requires Internet bets and wagers to comply with the law of the jurisdiction where the wagers are initiated and received. Upon passage of the Act, our then majority owned subsidiary, FireOne Group plc, ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming. The cessation of this portion of our payments processing business had a material adverse effect on our revenues and our results of operations from our payments processing business.Optimal Payments is actively pursuing strategies to replace the revenues that were lost due to the cessation of processing online gaming transactions originating from U.S. consumers. However, it may not be able to identify and engage in other opportunities that will offset the loss of these revenues.

The legal status of online gaming is uncertain in some of the jurisdictions in which Optimal Payments continues to provide settlement processing services for online gaming activities. Future regulation or enforcement proceedings may make it costly or impossible for Optimal Payments to continue processing transactions for gaming merchants in those jurisdictions and may subject us to substantial penalties. Reports of regulatory initiatives or enforcement proceedings that are unfavorable to Optimal Payments or to its customers or suppliers may adversely affect the trading price of our common shares.

In many jurisdictions there are few, if any, laws or regulations that deal directly with payment processing for online gaming transactions. The legal status of online gaming itself is uncertain in many of the jurisdictions in which Optimal Payments operates. While some jurisdictions have taken the position that online gaming is legal and have adopted or are in the process of reviewing legislation to regulate online gaming, other jurisdictions have taken the opposite view and enacted legislation to attempt to restrict or prohibit online gaming. For example, the United States Unlawful Internet Gambling Enforcement Act of 2006 prohibits any person engaged in the business of betting or wagering from knowingly accepting payments related to unlawful bets or wagers transmitted over the Internet, which resulted in our then majority owned subsidiary, FireOne Group plc, ceasing to process settlement transactions originating from United States customers that may be viewed as related to online gaming. If other governments also decide to enact legislation restricting or prohibiting online gaming activities in their jurisdictions, Optimal Payments may also have to cease processing settlement transactions in those jurisdictions. In addition, we may be exposed to adverse consequences as a result of future enforcement proceedings, governmental investigations or lawsuits initiated against Optimal Payments in jurisdictions where online gaming is or becomes restricted or prohibited, including the United States in the aftermath of the Unlawful Internet Gambling Enforcement Act of 2006. Any adverse findings, rulings or judgments rendered against Optimal Payments could involve substantial penalties, fines, injunctions or other sanctions being invoked against it and could have a material adverse effect on our business, revenues, operating results and financial condition. Any future enforcement or legal proceedings threatened or commenced against Optimal Payments relating to online gaming, whether or not ultimately successful, could involve substantial litigation expense and the diversion of the attention of key executives. The outcome of any such litigation cannot be predicted. Future regulation, lawsuits, investigations, enforcement actions or other similar actions by law enforcement or regulatory authorities, whether directed against Optimal Payments, its competitors, customers or suppliers, may also make it costly or unfeasible for Optimal Payments to continue processing transactions for gaming merchants in the jurisdictions in which it continues such processing activities. Further, any actual or threatened legislative development or regulatory proceedings in those jurisdictions that negatively affects a participant in the online gaming industry could further adversely affect the trading price of our common shares. From time to time, reports about regulatory initiatives, or enforcement proceedings that are or would be unfavorable to us, or to Optimal Payments’ customers or suppliers, have had a swift and negative impact on the trading price of our common shares, and our common shares may again experience trading price volatility in the future due to such reports.

Optimal Payments’ status under certain financial services regulations is unclear.

Optimal Payments operates in an industry subject to government regulation. Optimal Payments currently is subject to money laundering regulations and might now or in the future be subject to money transmitter or electronic money regulations in various jurisdictions. If Optimal Payments is found to be in violation of any current or future regulations, it could be exposed to financial liability, including substantial fines which could be imposed on a per transaction basis and disgorgement of our profits, forced to change its business practices, or forced to cease doing business altogether or with the residents of one or more jurisdictions.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net income.

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill be periodically evaluated for impairment based on the fair value of the reporting unit. We tested Optimal Payments for impairment at December 31, 2007 and revised our forecast to reflect higher merchant attrition and lower growth expectations for this business segment. As a result, a goodwill impairment loss of approximately $22.6 million was recognized in this business segment. After recording this impairment loss, at December 31, 2007, approximately $66.2 million, or 22.8%, of our total assets represented goodwill. Any further declines in our assessment of the fair value of Optimal Payments and any decline in our assessment of the fair value of WowWee may impact the carrying value of these two business segments, which could result in a further write-down of our goodwill and a reduction in our net income.

We may be subject to additional litigation stemming from our operation of the U-scan self-checkout business.

In 2004, we settled an action alleging that the U-Scan self-checkout systems that we marketed infringed upon the claimant’s patent. In 1999, 2001 and 2003, a second party sent demand letters to us alleging a different patent infringement. We may in the future be subject to other litigation relating to our prior involvement in the self-checkout business. Defending against such litigation may be time consuming, expensive and distracting from the conduct of our current businesses, and the outcome of litigation is difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have nothing to report under this item.

ITEM 2.	PROPERTIES

Facilities

Our corporate headquarters are currently located in approximately 6,000 square feet of leased space at 3500 de Maisonneuve Blvd West, Suite 1700, Montreal, Quebec under a lease that expires on October 30, 2010. On or about April 1, 2008, our corporate headquarters and the offices of our subsidiary, WowWee Canada Inc., will both relocate to approximately 11,000 square feet of leased space at 3500 de Maisonneuve Blvd West, Suite 800, Montreal, Quebec under a lease that expires on April 30, 2013. WowWee Canada Inc. currently occupies approximately 3,000 square feet of leased space in Montreal, Quebec under a lease that expires on December 31, 2010. We intend to sublet these premises.

Optimal Payments is located in approximately 30,000 square feet of leased space at 3500 de Maisonneuve Blvd West, Montreal, Quebec, under a lease that expires on October 30, 2010. Since February 1st, 2007, 5,835 square feet of this space has been sublet to a third party. Optimal Payments also has a development office in Hull, Quebec, and sales offices in Markham, Ontario; Houston, Texas; Bloomfield Hills, Michigan; Miami, Florida; and Cambridge, England.

WowWee Group Limited is located in approximately 20,000 square feet of leased space in Energy Plaza, 92 Granville Road, Tsimshatsui East Kowloon, Hong Kong under leases that expire at various dates between June 2008 and November 2010. WowWee USA, Inc. occupies approximately 1,600 square feet of leased space in La Jolla, California.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

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

We were pursuing the recovery of funds withdrawn from a Terra bank account by one of its credit card suppliers for various service charges assessed pertaining to periods prior to December 31, 2001, on the belief that these charges were largely unsubstantiated. The claim, which was being pursued through legal recourse, was settled and received in July 2007 for $3.0 million.

Following announcements by the U.S. Attorney’s Office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, we announced on May 8, 2007 that we had initiated discussions with the U.S. Attorney’s Office in the Southern District of New York and are in the process of responding to a voluntary request for information issued by the U.S. Attorney’s Office. In connection with such ongoing investigation, we announced on May 11, 2007 that we had received a copy of warrants of seizure issued by the U.S. Attorney’s Office against funds of certain payment processors that were on deposit with two U.S. banks. These funds included $19.2 million that were on deposit to the credit of our affiliates.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares trade on the Nasdaq Global Market under the symbol “OPMR.” The following table sets forth the range of high and low sales prices for our common shares as reported by the Nasdaq Global Market.

	Nasdaq Global Market
	$ High	$ Low

2007
4th Quarter	6.00	3.28
3rd Quarter	7.79	5.22
2ndQuarter	9.56	7.32
1stQuarter	9.94	7.45

2006
4th Quarter	9.90	7.54
3rd Quarter	14.90	9.88
2ndQuarter	16.90	12.71
1stQuarter	22.42	14.17

Holders

At February 29, 2008, there were 604 stockholders of record of our common shares.

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

Performance Graph

The following graph compares the cumulative total shareholder return on our common shares with the Nasdaq Composite Index for the five years ended December 31, 2007. The graph sets the beginning value of our common shares and the Nasdaq Composite Index at $100 and assumes that all dividends are reinvested.

	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07

Optimal Group Inc. common shares	100.00	22.57	33.23	57.15	26.85	11.71
Nasdaq Composite Index	100.00	102.72	111.54	113.07	123.84	135.99

Purchases of Equity Securities

The following table is a summary of our purchases of common shares for the period from November 21, 2006 to December 31, 2007.

Optimal Group Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 1, 2007 – October 31, 2007	Nil	N/A	Nil	1,100,000
November 1, 2007 – November 20, 2007	Nil	N/A	Nil	1,100,000
November 21, 2007 – November 30, 2007	Nil	N/A	Nil	1,300,000 (3)
December 1, 2007 – December 31, 2007	65,302(3)	3.8882	65,302	1,234,698

Total	65,302	3.8882	65,302	1,234,698

(1)

No purchases of our common shares were made under our stock purchase program publicly announced on November 6, 2006 under which we were authorized to purchase up to 1,100,000 shares, being approximately 4.6% of the 23,795,182 common shares outstanding as at November 13, 2006. We were authorized under our 2006 stock purchase program to purchase our common shares on the open market through the facilities of the Nasdaq Stock Market from time to time over the course of the 12-month period that commenced on November 21, 2006 and ended on November 20, 2007.

(2)

On November 6, 2007 we announced the renewal of our stock purchase program authorizing the purchase of up to 1,300,000 shares, being approximately 5% of the 26,036,548 common shares outstanding as at November 14, 2007. We are authorized under our 2007 stock purchase program to purchase our common shares on the open market through the facilities of the Nasdaq Stock Market from time to time over the course of the 12-month period that commenced on November 21, 2007 and ends on November 20, 2008.

(3)

All the shares were purchased in December 2007; 53,400 shares were cancelled in December 2007. The purchase of 11,902 shares was settled, and the purchase price was paid, only in January 2008, at which time these shares were cancelled.

ITEM 6.	SELECTED FINANCIAL AND OTHER DATA

The selected consolidated statements of operations data for the three years ended December 31, 2007 and the consolidated balance sheet data at December 31, 2007 and 2006 should be read in conjunction with the audited financial statements and related “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and other financial information presented elsewhere in this annual report on Form 10-K. The selected consolidated statement of operations for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data at December 31, 2005, 2004 and 2003 have been derived from audited financial statements not included herein. The selected consolidated statement of earnings data for the years ended December 31, 2004 and 2003 and the selected consolidated balance sheet data at December 31, 2004 and 2003 include the operations of our former hardware maintenance and repair services business and our former U-Scan self-check-out business as discontinued operations and the comparability of the information presented for such periods is affected accordingly.

Our consolidated financial statements are prepared on the basis of generally accepted accounting principles (“GAAP”) in Canada, which differs in certain respects from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP as they relate to our consolidated financial statements, see note 24 of the notes to our consolidated financial statements.

	Year ended December 31,
	2007	2006	2005	2004	2003
	Audited			Unaudited
	(U.S. dollars, in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues	$123,328	$191,893	$144,898	$51,491	$-
Transaction processing and cost of sales	78,685	94,906	67,495	23,866	-
Selling, general and administrative	31,679	47,553	35,689	13,526	-
Amortization of intangibles pertaining to transaction processing and cost of sales	13,971	12,129	7,833	1,791	-
Amortization of property and equipment	1,908	1,520	1,324	1,030	-
Stock-based compensation pertaining to selling, general and administrative	6,257	1,707	20,191	4,394	-
Research and development	3,278	3,388	2,659	1,511	-
Operating leases	1,196	1,498	1,103	623	-
Restructuring costs	-	1,581	3,299	-	-
Impairment loss	22,552	1,910	-	-	-
Investment income	5,831	8,388	2,973	731	-
Gain on sale of interest in FireOne	-	-	30,411	-	-
(Loss) earnings from continuing operations before income taxes and non-controlling interest	(30,367)	34,089	38,689	5,481	-
Income tax provision	(5,985)	(1,070)	(11,388)	(1,486)	-
Non-controlling interest	(159)	(6,934)	(4,181)	-	-
(Loss) earnings from continuing operations	(36,511)	26,085	23,120	3,995	-
Loss from discontinued operations, net of income taxes	-	(9,023)	(22,355)	(17,412)	(6,168)
(Loss) gain on disposal of net assets from discontinued operations, net of income taxes	-	(4,283)	(188)	4,164	-
Net (loss) earnings	$(36,511)	$12,779	$577	$(9,253)	$(6,168)

Weighted average number of shares (thousands):
Basic	24,179	23,629	22,869	20,290	14,936
Diluted	24,179	25,439	25,345	20,426	14,937
Net (loss) earnings per share:
Basic	$(1.51)	$0.54	$0.03	$(0.46)	$(0.41)
Diluted	$(1.51)	$0.50	$0.02	$(0.46)	$(0.41)

Balance Sheet Data:	December 31,
	2007	2006	2005	2004	2003
	Audited
	(U.S. dollars, in thousands)

Cash and cash equivalents, short-term investments and settlement assets	$64,385	$182,604	$201,324	$165,525	$78,514
Cash and short-term investments held as reserves	8,579	22,070	25,736	24,379	-

Working capital (excluding cash and short-term investments held as reserves)	15,914	97,395	65,045	68,768	92,745
Total assets	290,281	340,537	385,466	295,246	135,543
Bank indebtedness	-	8,581	8,390	8,301	10,726
Customer reserves and security deposits	21,324	61,897	112,422	77,574	-
Shareholders’ equity	201,705	219,382	203,290	176,681	113,293

U.S. GAAP Financial Data:	Year ended December 31,
	2007	2006	2005	2004	2003
	Audited			Unaudited
	(U.S. dollars, in thousands except per share data)

Revenues	$123,328	$191,893	$144,898	$51,491	$-
Net (loss) earnings	(36,511)	12,779	577	(9,253)	(6,168)
Basic net (loss) earnings per share	(1.51)	0.54	0.03	(0.46)	(0.41)
Diluted net (loss) earnings per share	(1.51)	0.50	0.02	(0.46)	(0.41)

	December 31,
	2007	2006	2005	2004	2003
	Audited
	(U.S. dollars, in thousands)

Total assets	$290,281	$340,537	$385,466	$295,246	$135,543

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our company describes our business, our vision and strategy, seasonality and trends within our business environment, the critical accounting policies of our company that will help you understand our consolidated financial statements, the principal factors affecting our results of operations, and our liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements, the factors set forth under “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” and all other financial information contained elsewhere in this annual report. All dollar amounts are expressed in United States dollars (unless otherwise stated) and, other than those expressed in millions of dollars, have been rounded to the nearest thousand.

We prepare our consolidated financial statements in accordance with Canadian GAAP, with reconciliation to U.S. GAAP, as disclosed in note 24 of the notes to our consolidated financial statements. For a description of the material differences between Canadian GAAP and U.S. GAAP as they relate to our consolidated financial statements, see note 24 of the notes to our consolidated financial statements.

Overview

We operated businesses in two segments at various times during 2007. Through WowWee (our business segment established by acquisition in November 2007 and comprised of WowWee Group Limited, WowWee Canada Inc. and WowWee USA, Inc.), we design, develop, market and distribute technology-based, consumer robotic, toy and entertainment products. Through Optimal Payments (our business segment comprised of Optimal Payments Inc. and its related affiliates), we process credit card payments for small and medium-sized Internet businesses, mail-order/telephone-order (MOTO) merchants and retail point-of-sale merchants, and process electronic checks and direct debits online and by telephone.

On February 23, 2007, Optimal Acquisition Inc., our wholly-owned subsidiary, completed the acquisition of all of the outstanding shares of Optimal Payments (Ireland) Limited (formerly known as FireOne Group plc) (“OPIL”) held by non-controlling shareholders.

Our Industry Segments

We operated in two segments during 2007: WowWee and Optimal Payments (see note 20 of the notes to our consolidated financial statements).

WOWWEE

Based in Hong Kong, with offices in La Jolla, California and Montreal, Quebec, WowWee designs, develops, markets and distributes technology-based, consumer robotic, toy and entertainment products that can be sold at a variety of price points. For 2008, WowWee’s product offering encompasses four distinct lines: WowWee Robotics, WowWee Flytech, WowWee Alive and WowWee Technologies. See “Item 1 – Business” for details of WowWee’s product lines.

WowWee products are sold in a range of brick and mortar channels including grocery stores, pharmacies, toy shops, department stores and high-end consumer technologies stores. A majority of our retailer customers in the U.S. also carries the full line of WowWee products on their Internet sales sites. Online sales of WowWee’s products are also made through Internet-based “e-tailers” such as Amazon and Buy.com.

WowWee’s products are produced in China by third party manufacturers with which WowWee has long-standing relationships. Consistent with industry practice, the use of third party manufacturers allows WowWee to avoid incurring fixed manufacturing costs, while improving flexibility, capacity and production technology. By outsourcing its manufacturing process, WowWee maintains a flexible business model that enables it to be responsive to changing technology. In addition, once a product has reached its commercialization phase, WowWee is able to minimize inventory risk by manufacturing products based upon actual customer orders. Upon final assembly, products can be shipped directly from the manufacturing locations to retailers and distributors, with title to the products passing to retailer customers in China. Although WowWee does not conduct the day-to-day manufacturing of its products, it is extensively involved in the design of the product prototype and production tools, dies and moulds for its products and seeks to ensure quality control by actively reviewing the production process and testing the products produced by its manufacturers. WowWee employs quality control inspectors who rotate among its manufacturers’ factories to monitor the production of substantially all of its products. WowWee’s quality assurance personnel advise as to compliance with applicable regulations during each phase of product development, and perform compliance testing, and coordinate third party independent compliance testing, on all WowWee products. Once pre-production testing has been completed and product production has been approved, WowWee`s quality assurance personnel monitor production at the manufacturer’s facility for compliance with WowWee’s quality requirements.

Within the United States and Canada, WowWee sells its products directly to its retailer customers through its direct sales channel and through independent sales representatives. For retailers across the rest of the world, WowWee utilizes a network of distributors located in various jurisdictions. WowWee products are also available for sale through WowWee’s Internet-based store (www.wowweestore.com ). In 2007, approximately 55% of its products were sold in North America, with the balance being sold internationally. WowWee does not have written agreements with its customers. Instead, sales are made based on purchase orders, primarily against letters of credit. The majority of orders are traditionally written during the first two quarters of the year, with shipments occurring throughout the year as new product becomes available. The majority of product shipments occur during the third and fourth quarters of the year. Revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) products are shipped to customers who assume risk of loss, (iii) collection of the respective receivable is probable and (iv) sales price is fixed or determinable. Accruals for customer discounts, rebates, incentives and allowances are recorded when the related revenues are recognized.

WowWee’s 32-person engineering and design team develops new technologies using internal capabilities and seeks to identify emerging or underutilized innovations that are currently being developed or that are available in the marketplace. In order to leverage the man-hours invested in prior products, older generations of products frequently form the foundation for the next generation of products as well as new product lines. New technologies are then integrated to enhance the overall functionality of the product. In sourcing technologies, WowWee reviews the latest technology innovations at trade-shows, conferences, colleges and universities, on the Internet, and through word-of-mouth. WowWee regularly reviews technologies or product concepts from third party sources that it believes could have potential synergies with WowWee’s current product line or that could be successfully commercialized based upon WowWee’s development process. WowWee also licenses third party technologies for development within unique consumer applications developed by WowWee.

OPTIMAL PAYMENTS

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

Optimal Payments generates revenues primarily from fees charged to merchants for processing services. Fees charged to merchants typically include a discount rate, based upon a percentage of the dollar amounts processed, and a variety of fixed transaction fees. Merchant fees charged are based upon the merchant’s transaction volume and risk profile. Generally, higher discount rates are charged for card-not-present transactions than for card-present transactions in order to compensate for the higher cost of underwriting and managing the increased chargeback risk associated with these transactions. Other fees are derived from a variety of fixed transaction fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous items, such as handling chargebacks. Revenue is recognized primarily at the time the transaction is performed. Where Optimal Payments is the primary party responsible for providing processing services, revenue is recorded on a gross basis and amounts paid to the acquiring processing supplier are recorded as part of our transaction processing expenses. Where Optimal Payments is not the primary party in providing a merchant with processing services, we record revenue net of amounts paid to the acquiring processing supplier (see note 4 (m) of the notes to our consolidated financial statements).

Disputes between a customer and a merchant periodically arise as a result of, among other things, consumer dissatisfaction with merchandise quality or merchant services. Such disputes may not always be resolved in the merchant’s favor. If a dispute is not resolved in the merchant’s favor, the transaction is charged back to Optimal Payments and the purchase price is refunded to the merchant’s customer. If Optimal Payments is unable to collect the amount charged back from the merchant, it bears the credit risk for the full amount of the transaction. As a result, Optimal Payments’ acquiring processing suppliers require it to maintain certain amounts with them as reserves. Amounts withheld from Optimal Payments by its acquiring processing suppliers as reserves are included as current assets on our balance sheet under “held as reserves”. Optimal Payments retains a percentage of amounts owed to certain merchants based on processing dollar volume, typically for a six-month period, to absorb potential losses arising as a result of, among other things, disputes between consumers and merchants or credit card or check clearing association fines related to chargeback activity. These reserves comprise specifically identifiable reserves for merchant transactions for which losses can be estimated and an estimate of loss in the remaining portfolio based on experience. The aggregate amount withheld is referred to as “held as reserves” and the amount that Optimal Payments must eventually pay its customers in respect of remaining reserves is recorded under the line item “Customer reserves and security deposits” on the balance sheet contained in our consolidated financial statements.

Significant Developments in Our Business in 2007

On November 7, 2007, we acquired substantially all of the assets of WowWee Limited, a privately-held Hong Kong-based designer, developer, marketer and distributor of technology-based, consumer robotic, toy and entertainment products, as well as substantially all of the assets of WowWee Marketing, Inc., with offices in California, and WowWee Group Company, with offices in Canada. WowWee Marketing and WowWee Group were service providers to WowWee Limited in the operation of its business. We believe that our acquisition will provide the WowWee business with greater financial and operational resources to grow both in North America and internationally, and to build upon the existing consumer-focused franchise of the business, by capitalizing on its corporate brands through the development of a cross-platform entertainment media strategy.

The total purchase price we paid for the WowWee business was $60,421, consisting of cash consideration of $46,570, the issuance of 2,169,197 common shares with a fair value of $10,000 and a warrant to purchase 820,000 common shares having an estimated fair value $2,696. The warrant has an exercise price of $5.56 per share and is exercisable for a period of 7 years. Our transaction costs in connection with this transaction were approximately $1,155.

Following announcements by the U.S. Attorney’s Office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, we announced on May 8, 2007 that we had initiated discussions with the U.S. Attorney’s Office in the Southern District of New York and are in the process of responding to a voluntary request for information issued by the U.S. Attorney’s Office. In connection with such ongoing investigation, we announced on May 11, 2007 that we had received a copy of warrants of seizure issued by the U.S. Attorney’s Office against funds of certain payment processors that were on deposit with two U.S. banks. These funds included $19.2 million that were on deposit to the credit of affiliates of ours. The total amount seized of $19.2 million is presented as long-term restricted cash on the consolidated balance sheets. We have not recorded any provision for this matter in our consolidated financial statements because the outcome of these discussions and the amount of loss, if any, is not determinable.

On February 23, 2007, Optimal Acquisition Inc., our wholly-owned subsidiary, completed the acquisition of all of the outstanding shares of OPIL held by non-controlling shareholders, which as of that date became a wholly-owned subsidiary of ours. Effective February 23, 2007, a non-controlling interest is no longer recorded in the consolidated financial statements. Our transaction costs in connection with this transaction were $1.7 million. The transaction was accounted for using the purchase method. We recorded goodwill of $1.6 million in connection with this transaction.

Seasonality

Revenue derived from the Optimal Payments business segment is currently not subject to seasonality. Revenue from WowWee business segment is subject to seasonal variability with a significant portion of revenues generated in the third and fourth quarter of each calendar year.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with Canadian GAAP, which requires us to make numerous estimates and assumptions. Financial results as determined by actual events could differ from those estimates and assumptions, and therefore affect our reported results of operations and financial position. Our significant accounting policies are more fully described in note 4 of the notes to our consolidated financial statements. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations. The preparation of financial statements also involves significant management judgment in making estimates about the effect of matters that are inherently uncertain. While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible, based on existing knowledge, that changes in future conditions in the near term could affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. “Near term” is considered to be within one year from the date of the financial statements.

Stock-based Compensation

We use the fair value-based method to account for stock-based compensation and other stock-based payments, such as stock options and restricted share units. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting period. The fair value of stock options granted is determined at the date of grant using the Black-Scholes option pricing model, which requires certain assumptions, including future stock price volatility, risk-free interest rates, and expected time to exercise. Changes to any of these assumptions, or the use of a different option pricing model, would result in different fair values for stock-based compensation.

Reserve for Losses on Merchant Accounts

When a consumer pays a merchant for goods or services online and the consumer subsequently disputes the online transaction, the amount of the disputed item gets charged back to Optimal Payments and the credit card or clearing bank association may levy a fee against it. In addition, if Optimal Payments’ chargeback rate becomes excessive, the associations can also require it to pay fines. In turn, Optimal Payments attempts to recover from the merchant the amount charged back and the amount of such fines. However, it may not always be successful in doing so, for reasons which could include merchant insolvency. We evaluate the risk associated with merchants and consumers and estimate our loss based primarily on historical experience and other relevant factors.

Goodwill and Other Intangibles

We account for business acquisitions using the purchase method. Accordingly, the purchase price of a business acquisition is allocated to its identifiable net assets, including identifiable intangible assets, on the basis of estimated fair values as at the date of purchase, with any excess being assigned to goodwill. We estimate the fair value of assets and liabilities acquired at the date of acquisition using a projected discounted cash flow method and other valuation methods. We make a number of significant estimates when calculating fair value using a projected discounted cash flow method. These estimates include estimating projected future cash flows, the number of years used, the discount rate and others. We believe that our estimates and valuation methods are reasonable. They are consistent with our inherent planning and reflect our best estimates, but they have inherent uncertainties that management may not be able to control.

Goodwill is not amortized but rather evaluated under an impairment approach. Other intangible assets with finite lives continue to be amortized over their estimated useful lives. The amounts recorded as intangible assets at the date of acquisition represent the estimated fair value of these assets based on estimated future cash flows discounted at appropriate discount rates. In addition, in our assessment of impairment, we are required to determine the fair value of the businesses from which the goodwill and intangibles originated. For intangibles with finite lives, we make estimates of future cash flows to be generated from the related assets.

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

Contingent liabilities

Our former gaming payment processing services segment derived a substantial portion of its revenue prior to October 13, 2006 from processing transactions from U.S. based gaming. Therefore, we may be exposed to adverse consequences as a result of enforcement proceedings, governmental investigations or lawsuits initiated against us in jurisdictions where gaming is or becomes restricted or prohibited. Following announcements by the U.S. Attorney’s Office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, we announced on May 8, 2007 that we had initiated discussions with the U.S. Attorney’s Office in the Southern District of New York and are in the process of responding to a voluntary request for information issued by the U.S. Attorney’s Office. We have not recorded any provision for this matter because the outcome of these discussions and the amount of loss, if any, are not determinable. While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible that changes in future conditions in the near term could require a material change in the recognized amounts of certain assets and liabilities. “Near term” is considered to be within one year from the date of the financial statements.

We are also party to litigation arising in the normal course of operations. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters or should several legal matters be resolved against us in the same reporting period, the consolidated operating results of a particular reporting period could be materially adversely affected.

Recent Accounting Pronouncements

(a)	New Accounting Policies

The following accounting standards have recently been issued by the Canadian Institute of Chartered Accountants (CICA), and the Financial Accounting Standard Board (FASB) that are relevant to our company.

Effective January 1, 2007, we adopted the Canadian Institute of Chartered Accountants (CICA) Handbook Section 1530, Comprehensive Income, CICA Handbook Section 3251, Equity, CICA Handbook Section 3855, Financial Instruments – Recognition and Measurement, CICA Handbook Section 3861, Financial Instruments – Disclosure and Presentation, and CICA Handbook Section 3865, Hedges. Sections 3855, 3861 and 3865 provide comprehensive requirements for the recognition and measurement of financial instruments, as well as standards on when and how hedge accounting may be applied. Handbook Section 3251 establishes standards for the presentation of equity and change in equity during the reporting period and requires us to present separately equity components and changes in equity arising from (i) net earnings; (ii) other comprehensive income; (iii) other changes in retained earnings; (iv) changes in contributed surplus and (v) changes in share capital. A new consolidated statement of changes in shareholders’ equity is presented in our consolidated financial statements. Handbook Section 1530 also establishes standards for reporting and displaying comprehensive income. Comprehensive income is defined as the change in equity from transactions and other events from non-owner sources. Other comprehensive income refers to items recognized in comprehensive income but that are excluded from net income calculated in accordance with generally accepted accounting principles (GAAP).

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

The standards require derivative instruments to be recorded as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal purchase and sale. Certain derivatives embedded in other contracts must also be measured at fair value. All changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We chose to review all contracts in place on January 1, 2007 that were entered into after January 1, 2003, for any embedded derivatives needed to be accounted for separately at fair value from the base contract.

As a result of the adoption of these standards, we have classified our cash and cash equivalents, short-term investments, cash and short-term investments held as reserves, and restricted cash as available for sale. We have classified our accounts receivable and settlement assets as loans and receivables, and accounts payable and accrued liabilities, and customer reserves and security deposits as other financial liabilities, all of which are measured at amortized cost. The adoption of these new standards also resulted in the reclassification of the amount of $1,484 previously recorded in “Cumulative translation adjustment” to “Accumulated other comprehensive loss” on the consolidated balance sheets. The adoption of these standards had no impact on the consolidated statement of earnings.

(b)	Future Accounting Pronouncements

The following accounting pronouncements have recently been issued by the Canadian Institute of Chartered Accountants (CICA), and the Financial Accounting Standard Board (FASB) that may be relevant to our company.

Section 1535, Capital Disclosures, established guidelines for disclosure of both qualitative and quantitative information that enables users of financial statements to evaluate the entity’s objectives, policies and processes for managing capital. This new standard relates to disclosure only and will not impact our financial results. This standard is effective January 1, 2008.

Section 3862, Financial Instruments - Disclosure, describes the required disclosure for the assessment of the significance of financial instruments for an entity’s financial position and performance and of the nature and extent of risk arising from financial instruments to which the entity is exposed and how the entity manages those risks. Section 3863, Financial Instruments – Presentation, establishes standards for presentation of financial instruments and non-financial derivatives. It carries forward the presentation related requirements of Section 3861, Financial Instruments - Disclosure and Presentation. These new standards relate to disclosure only and will not impact our financial results. These standards are effective January 1, 2008.

In June 2007, CICA issued Section 3031, Inventories, which replaces Section 3030 and harmonizes the Canadian standards related to inventories with IFRS. This Section provides changes to the measurement and more extensive guidance on the determination of cost, including allocation of overhead; narrows the permitted cost formulas; requires impairment testing; and expands the disclosure requirements to increase transparency. This Section applies to interim and annual financial statements for fiscal years beginning on or after January 1, 2008. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

In 2005, the Accounting Standards Board of Canada (AcSB) announced that accounting standards in Canada are to converge with International Financial Reporting Standards (IFRS). In May 2007, the CICA published an updated version of its “Implementation Plan for Incorporating International Financial Reporting Standards into Canadian GAAP”. This plan includes an outline of the key decisions that the CICA needs to make as it implements the Strategic Plan for publicly accountable enterprises that will converge Canadian generally accepted accounting standards with IFRS. While IFRS uses a conceptual framework similar to Canadian GAAP, there are significant differences in accounting standards which must be addressed. These standards are effective for fiscal years beginning on or after January 1, 2011.

SFAS No. 141R, Business Combinations

In December 2007, the FASB issued a revised standard on accounting for business combinations. The major changes to accounting for business combinations include the following: all business acquisitions would be measured at fair value; the existing definition of a business would be expanded; certain pre-acquisition contingencies would be measured at fair value; most acquisition-related costs would be recognized as expenses as incurred (they would no longer be part of the purchase consideration); obligations for contingent consideration would be measured and recognized at fair value at the date of acquisition (measurement and recognition would no longer be dependent on settlement of the contingency); non-controlling interests would be measured at fair value at the date of acquisition (i.e., 100% of the assets and liabilities would be measured at fair value even when an acquisition is less than 100%); goodwill, if any, arising on a business combination reflects the excess of the fair value of the acquiree, as a whole, over the net amount of the recognized identifiable assets acquired and liabilities assumed, and would be allocated to the acquirer and the non-controlling interest. The statement is effective for periods beginning on or after January 1, 2009. We will apply the standard for acquisitions occurring after this date.

SFAS No. 157 - Fair value measurements

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

SFAS No. 159 - Fair value option for financial assets and financial liabilities

This statement permits entities the option to measure financial instruments at fair value (“fair value option”) thereby achieving an offsetting effect for accounting purposes for certain changes in fair value of certain related assets and liabilities without having to apply hedge accounting. The fair value option is applied on an instrument-by-instrument basis to the entire instrument. Items eligible for the fair value option are measured at fair value at specified election dates. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to materially impact our consolidated financial statements.

SFAS No. 160 - Non-controlling interest in consolidated financial statements

In December 2007, the FASB issued a revised standard on accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. This statement specifies that non-controlling interests are to be treated as a separate component of equity, not as a liability or other items outside of equity. Because non-controlling interests are an element of equity, increases and decreases in the parent’s ownership interest that leave control intact are accounted for as capital transactions rather than as a step acquisition or dilution gains or losses. The carrying amount of the non-controlling interests is adjusted to reflect the changes in ownership interests, and any difference between the amount by which the non-controlling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the controlling interest.

This standard requires net income and comprehensive income to be displayed for both the controlling and the non-controlling interests. Additional required disclosures and reconciliations include a separate schedule that shows the effects of any transactions with the non controlling interests on the equity attributable to the controlling interest.

The statement is effective for periods beginning on or after December 15, 2008. SFAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. We do not expect the adoption of SFAS 160 to materially impact our consolidated financial statements.

Financial Condition

As at December 31, 2007, cash and cash equivalents, cash held as reserves, short-term investments, short-term investments held as reserves and settlement assets totaled $73.0 million (including $8.6 million held as reserves), compared to $204.7 million as at December 31, 2006 (including $22.1 million held as reserves). The decrease in cash and cash equivalents, and short-term investments is primarily due to the acquisition of the WowWee business, the acquisition of all the issued and outstanding ordinary shares of OPIL held by non-controlling shareholders, the reduction of customer reserves, the seizure of cash by the U.S. Attorney’s Office in connection with its ongoing investigation of the U.S. Internet gambling industry (see “Significant Developments in Our Business in 2007”) presented as long-term restricted cash on the consolidated balance sheet, the repayment of bank indebtedness, a decrease in cash generated from operations, and the purchase of capital assets. As described above, a significant portion of cash and cash equivalents, and short-term investments have a corresponding liability as these cash amounts are derived from reserves and security deposits which are due to customers (see “Our Industry Segments – Optimal Payments”). As at year end, our cash and cash equivalents, short-term investments and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were as follows:

(U.S. dollars, in thousands)	2007	2006

Cash and cash equivalents	$47,193	$103,922
Cash held as reserves	6,869	18,960
Short-term investments	12,477	71,621
Short-term investments held as reserves	1,710	3,110
Settlement assets	4,715	7,061
	72,964	204,674
Less:
Bank indebtedness	-	(8,581)
Customer reserves and security deposits	(21,324)	(61,897)

Net	$51,640	$134,196

Our portfolio of liquid and investment grade short-term investments consists of U.S. denominated discounted and undiscounted notes and bonds.

Working capital as at December 31, 2007, excluding cash and short-term investments held as reserves, was $15.9 million, as compared to $97.4 million at December 31, 2006. This decrease is due primarily to the acquisition of WowWee, the acquisition of all the issued and outstanding ordinary shares of OPIL held by non-controlling shareholders, the seizure of cash by the U.S. Attorney’s Office in connection with its ongoing investigation of the U.S. Internet gambling industry (see “Significant Developments in Our Business in 2007”) presented as long-term restricted cash on the consolidated balance sheet, and the purchase of capital assets.

Accounts receivable as at December 31, 2007 were $18.5 million compared to $10.3 million at December 31, 2006. The increase of $8.2 million resulted primarily from the acquisition of WowWee.

Goodwill increased by $17.0 million, from $49.2 million as at December 31, 2006 to $66.2 million as at December 31, 2007. This increase is due primarily to the acquisition of WowWee, the acquisition of all the issued and outstanding ordinary shares of OPIL held by non-controlling shareholders, offset by an impairment loss recorded for Optimal Payments in 2007.

Intangible assets increased by $30.1 million, from $56.8 million as at December 31, 2006 to $86.9 million as at December 31, 2007. This increase is due primarily to the acquisition of WowWee.

Customer reserves and security deposits as at December 31, 2007 were $21.3 million compared to $61.9 million as at December 31, 2006. This decrease is due mainly to a reduction in transaction processing volume resulting from the enactment of the Unlawful Internet Gambling Enforcement Act of 2006.

Shareholders’ equity as at December 31, 2007 was $201.7 million as compared to $219.4 million as at December 31, 2006. The decrease is attributable primarily to our net loss for the period, offset by the issuance of shares and warrants upon the acquisition of WowWee.

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

	For the quarter ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(U.S. dollars, in thousands except per share data)
	(unaudited)
Revenues	$37,598	$27,622	$28,042	$30,066	$33,932	$53,297	$52,242	$52,422
(Loss) earnings from continuing operations before income taxes and non-controlling interest	(26,898)	(20)	1,263	(4,712)	5,047	6,981	10,411	11,650
Income tax (provision) recovery	(4,705)	(393)	(106)	(781)	155	3,098	(1,852)	(2,471)
Non – controlling interest	-	-	-	(159)	(1,416)	(1,361)	(2,037)	(2,120)
(Loss) earnings from continuing operations	$(31,603)	$(413)	$1,157	$(5,652)	$3,786	$8,718	$6,522	$7,059

Net (loss) earnings	$(31,603)	$(413)	$1,157	$(5,652)	$2,753	$1,946	$3,691	$4,389

Net (loss) earnings per share:
Basic	$(1.26)	$(0.02)	$0.05	$(0.24)	$0.12	$0.08	$0.16	$0.19
Diluted	$(1.26)	$(0.02)	$0.05	$(0.24)	$0.11	$0.08	$0.14	$0.17

The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of total revenues:

	For the quarter ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(Loss) earnings from continuing operations before income taxes and non-controlling interest	(71.5)	(0.1)	4.5	(15.7)	14.9	13.1	19.9	22.2
Income tax (provision) recovery	(12.5)	(1.4)	(0.4)	(2.6)	0.5	5.8	(3.5)	(4.7)
Non – controlling interest	-	-	-	(0.5)	(4.2)	(2.6)	(3.9)	(4.0)
(Loss) earnings from continuing operations	(84.1)	(1.5)	4.1	(18.8)	11.2	16.4	12.5	13.5
Net (loss) earnings	(84.1)%	(1.5)%	4.1%	(18.8)%	8.1%	3.7%	7.1%	8.4%

Results of Operations

Upon the passage of the Unlawful Internet gambling Enforcement Act of 2006 on October 13, 2006, OPIL immediately ceased processing settlement transactions originating from United States customers that may be viewed as related to online gaming, which accounted for approximately 81% of revenues of the gaming payment processing services segment for the year ended December 31, 2006. Since the passage of the Act, our revenues and profitability from Optimal Payments have been adversely affected and we expect that this will continue for at least the short-term.

On November 7, 2007 the Company completed the acquisition of WowWee , a privately-held Hong Kong based designer, developer, marketer and distributor of technology based consumer robotic, toy and entertainment products. The results of WowWee were consolidated with those of the Company from the date of acquisition.

In 2006 and 2005, WowWee’s revenues were approximately $117.0 million and $131.0 million, respectively, and earnings before interest, taxes, depreciation and amortization were approximately $5.0 million and $27.5 million, respectively. The results of WowWee are subject to seasonal variability with a significant portion of revenues generated in the third and fourth quarters of each calendar year.

2007 Compared with 2006

Revenues decreased by $68.6 million from $191.9 million during the year ended December 31, 2006 to $123.3 million during the year ended December 31, 2007. The decrease in revenues was due primarily to the cessation, in October 2006, of the U.S. based gaming portion of OPIL’s payment processing business. The decrease was partially offset by the acquisition of WowWee in November 2007. Optimal Payments generated $112.0 million of revenue in 2007 and WowWee represented $11.3 million of our revenue since the November 2007 acquisition, which was after the peak selling season. Over 50% of WowWee’s revenues are generated in the third and fourth quarters.

Transaction processing and cost of sales decreased by $16.2 million, from $94.9 million during the year ended December 31, 2006 to $78.7 million during the year ended December 31, 2007. The decrease in transaction processing costs was due primarily to the cessation, in October 2006 of the U.S. based gaming portion of OPIL’s payment processing business, partially offset by higher cost of sales beginning after our acquisition of WowWee in November 2007.

Amortization of intangibles pertaining to transaction processing costs and cost of sales increased by $1.9 million, from $12.1 million during the year ended December 31, 2006 to $14.0 million during the year ended December 31, 2007. The increase in amortization is due primarily to the intangible assets acquired in connection with our acquisition of WowWee in November 2007.

Selling, general and administrative expenses decreased by $15.9 million, from $47.6 million during the year ended December 31, 2006 to $31.7 million during the year ended December 31, 2007. The decrease in selling, general and administrative expenses is due primarily to the cessation in October 2006 of the U.S. based gaming portion of OPIL’s payment processing business. Approximately $3.0 million of these expenses are attributed to WowWee.

The stock-based compensation pertaining to selling, general and administrative expense is attributable to the accounting for the fair value of stock options and restricted share units granted. Stock-based compensation expense for the year ended December 31, 2007 increased by $4.6 million, from $1.7 million in the year ended December 31, 2006 to $6.3 million in the year ended December 31, 2007. As a result of our acquisition of all of the issued and outstanding ordinary shares of OPIL held by non-controlling shareholders in February 2007, all of the unvested restricted share units became exercisable and the remaining unamortized compensation cost of $6.0 million was recognized in 2007.

Research and development expense remained constant at approximately $3.4 million during the years ended December 31, 2007 and 2006. Research and development expenses are comprised primarily of personnel-related expenditures associated with the development of new solutions and the enhancement of existing Optimal Payments offerings.

Operating lease expenses decreased by $0.3 million from $1.5 million during the year ended December 31, 2006 to $1.2 million during the year ended December 31, 2007, as a result of prior restructuring.

Restructuring costs of $1.6 million were incurred during the year ended December 31, 2006. These costs related primarily to employee termination benefits and costs of leased premises no longer utilized, as a result of a restructuring of our operations and cost base undertaken following the enactment of the Unlawful Internet Gambling Enforcement Act of 2006. There were no restructuring costs in 2007.

Amortization of property and equipment increased by $0.4 million, from $1.5 million during the year ended December 31, 2006 to $1.9 million during the year ended December 31, 2007, principally due to the addition of capital assets as a result of the WowWee acquisition.

We tested Optimal Payments’ goodwill for impairment at December 31, 2007. We revised our forecast for the next five years to reflect higher merchant attrition and lower growth expectations for this segment. At December 31, 2007, a goodwill impairment loss of $22.6 million was recognized in Optimal Payments. The impairment loss represents the estimated amount by which the carrying amount of this asset exceeded its fair value. The fair value was determined using discounted cash flow projections prepared by management.

The provision for income taxes was $6.0 million for the year ended December 31, 2007 compared to $1.1 million for the year ended December 31, 2006. In 2007, after taking into consideration items not deductible for tax, our effective tax rate was closer to the Canadian combined federal and provincial rate than in 2006, since earnings from the foreign jurisdictions declined as a result of the enactment of the Unlawful Internet Gambling Enforcement Act of 2006. In 2006, a significant portion of our earnings were generated in a foreign jurisdiction with an effective tax rate significantly lower than the Canadian combined federal and provincial rate. Significant components of our 2007 tax provision include the effect of the goodwill impairment loss in the amount of $7.2 million and of stock-based compensation in the amount of $2.0 million, which are not deductible for tax. As a result of the goodwill impairment loss, we also amortized $4.4 million of the “other asset” as a future tax expense. Other significant components of our 2007 provision are the change in the valuation allowance of $3.3 million, which reflects an increase in the benefit of losses not recorded, and an increase of $2.7 million caused by a decrease in Canadian future tax rates. Significant components of our 2006 tax provision included the differences in tax rates of foreign jurisdictions of $5.3 million and the effect of the recognition of previously unrecognized tax assets of $3.8 million.

Our tax provision includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains/losses do not impact earnings before income taxes. In 2007, our tax provision includes a future tax recovery of $3.6 million related to unrealized foreign exchange compared to a recovery of $0.3 million in 2006.

With respect to future income tax assets, as at December 31, 2007 we have recorded a valuation allowance of approximately $28.5 million (2006 - $23.9 million) related to assets that we determined were not more likely than not to be realized. Our ability to ultimately realize these future income tax assets is dependent upon our future profitability within the allowable carry-forward period, thus creating sufficient taxable income to realize the benefit of these assets.

Our net loss in 2007 was $36.5 million (or $1.51 per share - basic and diluted), compared to net earnings of $12.8 million ($0.54 per share – basic and $0.50 per share – diluted) in 2006.

EBITDA was $8.5 million (or $0.35 per diluted share) for 2007 compared to EBITDA of $43.0 million (or $1.69 per diluted share) for 2006.

A reconciliation of this non-GAAP financial information is presented in the table below. We use non-GAAP measures to assess our operating performance. Securities regulations require that companies caution readers that earning and other measures adjusted to a basis other than GAAP do not have standardized meanings and are unlikely to be comparable to similar measures used by other companies. Accordingly, they should not be considered in isolation. We use EBITDA to measure our performance from one period to the next without the variation caused by certain adjustments that could potentially distort the analysis of trends in our operating performance, and because we believe it provides meaningful information on our financial condition and operating results.

EBITDA, as we use it, is calculated as earnings before investment income, taxes and depreciation and amortization and excludes the impacts of impairment loss, non-controlling interest, stock-based compensation and discontinued operations. We believe it is useful to exclude these items as they are either non-cash expenses, items that cannot be influenced by management in the short term, or items that do not impact core operating performance. Excluding these items does not imply they are necessarily non-recurring.

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars, except per share amounts)

	Twelve months ended
	December 31,
	2007	2006
	Unaudited	Unaudited

Net (loss) earnings	$(36,511)	$12,779

Add (deduct):
Impairment loss	22,552	1,910
Amortization of intangibles pertaining to transaction processing and cost of sales	13,971	12,129
Amortization of property and equipment	1,908	1,520
Stock-based compensation pertaining to selling, general and administration	6,257	1,707
Non-controlling interest	159	6,934
Investment income	(5,831)	(8,388)
Income tax provision	5,985	1,070
Loss from discontinued operations	-	9,023
Loss on disposal of net assets from discontinued operations	-	4,283

EBITDA	$8,490	42,967

Diluted shares	24,179	25,439

EBITDA per diluted share	$0.35	$1.69

2006 Compared with 2005

Revenues increased by $47.0 million from $144.9 million in the year ended December 31, 2005 to $191.9 million in the year ended December 31, 2006. The increase in revenues is due primarily to organic growth, as well as the following acquisitions which were completed during fiscal 2005:

•	On May 6, 2005, Optimal Payments acquired a portfolio of merchant processing from United Bank Card, Inc.; and
•	On October 6, 2005, Optimal Payments acquired a portfolio of U.S. merchant processing contracts and associated sales channel contracts from Moneris Solutions, Inc.

Transaction processing and cost of sales increased by $27.4 million, from $67.5 million in the year ended December 31, 2005 to $94.9 million in 2006. The increase in transaction processing costs is due primarily to increased transaction processing activity as a result of organic growth and the acquisitions described above.

Amortization of intangibles pertaining to transaction processing cost of sales increased by $4.3 million, from $7.8 million in the year ended December 31, 2005 to $12.1 million in the year ended December 31, 2006. The increase in amortization is due primarily to the intangible assets acquired through the business acquisitions described above.

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

Restructuring costs of $1.6 million were incurred during the year ended December 31, 2006. These costs related primarily to employee termination benefits and costs of leased premises no longer utilized, as a result of a restructuring of operations and cost base undertaken following the enactment of the Unlawful Internet gambling Enforcement Act of 2006. Restructuring costs of $3.3 million were recorded in the year ended December 31, 2005 representing the cost of the financial obligations pursuant to an employment contract.

Amortization of property and equipment increased by $0.2 million, from $1.3 million in the year ended December 31, 2005 to $1.5 million in the year ended December 31, 2006.

As a result of the enactment of the Unlawful Internet Gambling Enforcement Act of 2006 and the resulting significant negative impact on the business of FireOne Group plc and its subsidiaries, we performed our impairment testing for long-lived assets and goodwill, and as a result, an impairment loss of $1.9 million related to customer relationships was recognized. The impairment loss represents the estimated amount by which the carrying amount of this asset exceeded its fair value. The fair value was determined using cash flow projections prepared by management.

The provision for income taxes was $1.1 million for the year ended December 31, 2006 compared to $11.4 million for the year ended December 31, 2005. In 2006, a significant portion of our earnings were generated in a foreign jurisdiction with an effective tax rate significantly below the Canadian combined federal and provincial rate. In 2006, we recognized previously unrecognized tax assets that we determined were more likely than not of being realized. Significant components of our 2006 tax provision included the effect of differences in tax rates of foreign jurisdictions in the amount of $5.3 million, and the recognition of tax assets of $3.8 million. Significant components of our 2005 tax provision included the utilization of previously unrecognized tax assets of approximately $10.0 million and amortization of “other asset” in the amount of $3.3 million recorded as a result of the sale of a non-controlling interest in FireOne Group plc, and the effect of non-deductible stock-based compensation in the amount of $5.9 million.

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

EBITDA was $43.0 million (or $1.69 per diluted share) for 2006 compared to EBITDA of $65.1 million (or $2.57 per diluted share) for 2005.

A reconciliation of this non-GAAP financial information is presented in the table below. We use non-GAAP measures to assess our operating performance. Securities regulations require that companies caution readers that earning and other measures adjusted to a basis other than GAAP do not have standardized meanings and are unlikely to be comparable to similar measures used by other companies. Accordingly, they should not be considered in isolation. We use EBITDA to measure our performance from one period to the next without the variation caused by certain adjustments that could potentially distort the analysis of trends in our operating performance, and because we believe it provides meaningful information on our financial condition and operating results.

EBITDA, as we use it, is calculated as earnings before investment income, taxes and depreciation and amortization and excludes the impacts of impairment loss, non-controlling interest, stock-based compensation and discontinued operations. We believe it is useful to exclude these items as they are either non-cash expenses, items that cannot be influenced by management in the short term, or items that do not impact core operating performance. Excluding these items does not imply they are necessarily non-recurring.

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars, except per share amounts)

	Twelve months ended
	December 31,
	2006	2005
	Unaudited	Unaudited

Net earnings	$12,779	$577

Add (deduct):
Impairment loss	1,910	-
Amortization of intangibles pertaining to transaction processing and cost of sales	12,129	7,833
Amortization of property and equipment	1,520	1,324
Stock-based compensation pertaining to selling, general and administration	1,707	20,191
Non-controlling interest	6,934	4,181
Investment income	(8,388)	(2,973)
Income tax provision	1,070	11,388
Loss from discontinued operations	9,023	22,355
Loss on disposal of net assets from discontinued operations	4,283	188

EBITDA	$42,967	65,064

Diluted shares	25,439	25,345

EBITDA per diluted share	$1.69	$2.57

Liquidity and Capital Resources

As at December 31, 2007, cash and cash equivalents, cash held as reserves, short-term investments, short-term investments held as reserves, and settlement assets totaled $73.0 million (including $8.6 million held as reserves), compared to $204.7 million as at December 31, 2006 (including $22.1 million held as reserves). The decrease in cash and cash equivalents, and short-term investments is primarily due to the acquisition of WowWee, the acquisition of all the issued and outstanding ordinary shares of OPIL held by non-controlling shareholders, the reduction of customer reserves, the seizure of cash by the U.S. Attorney’s Office in connection with its ongoing investigation of the U.S. Internet gambling industry (see “Significant Developments in Our Business in 2007”) presented as long-term restricted cash on the consolidated balance sheet, the repayment of bank indebtedness, a decrease in cash generated from operations, and the purchase of capital assets. As described above, a significant portion of cash and cash equivalents, and short-term investments have a corresponding liability as these cash amounts are derived from reserves and security deposits which are due to customers (see Our Industry Segments – Optimal Payments).

As at December 31, 2007, our cash and cash equivalents, cash held as reserves, short-term investments, short-term investments held as reserves and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, totaled $51.6 million (see “Financial Condition” above).

Operating activities used $37.3 million of cash and cash equivalents in 2007, as compared to generating $5.2 million in 2006. This decrease is due mainly to a reduction in cash generated from operations, and increased use of cash from operating assets and liabilities. The decrease in cash from operating assets and liabilities is due mainly to the seizure of cash by the U.S. Attorney’s Office, partially offset by reduced payments made out regarding customer reserves and security deposits.

Financing activities used $8.6 million of cash in 2007, compared to using $1.7 million in 2006. In 2006 we repurchased common shares in connection with our share repurchase program for $2.3 million; OPIL paid a dividend of $4.8 million, and we received proceeds of $5.2 million on the exercise of stock options and warrants. In 2007, we repaid the bank indebtedness of $8.6 million.

Investing activities used $11.1 million of cash in 2007, compared with cash generated of $6.8 million in 2006. The decrease of $17.9 million can be explained primarily by the following:

Increases:

•	In 2007, $48.4 million more cash was generated on the maturity of short-term investments ($59.1 million compared to $10.7 million in 2006);

Decreases:

•	In 2007, $46.1 million of cash was used in the acquisition of WowWee;
•	In 2007 $16.5 million was used to repurchase the ordinary shares of OPIL;
•	Transaction costs of $2.9 million in 2007 related to the acquisition of WowWee and the repurchase of the non controlling interest in OPIL.

We believe that our cash, cash equivalents and short-term investments will be adequate to meet our needs for at least the next 12 months.

We have no financial obligations of significance, including any off-balance sheet arrangements, other than long-term lease commitments for our premises in the United States, Canada and Hong Kong. These are summarized in note 16 (a) of the notes to our consolidated financial statements.

The timing of our contractual commitments during the next five years and thereafter, related to our operating leases, is as follows (in thousands of U.S. dollars):

Contractual Obligations	Total	2008	2009 to 2010	2011 to 2012	Thereafter
Operating Leases	$4,685	$1,570	$2,212	$792	$111

We have granted a letter of guarantee, issued by a highly rated financial institution to indemnify a third party, in the event we do not perform its contractual obligations. As at December 31, 2007, the maximum potential liability under this letter of guarantee was $1,487 (Cdn$1,500).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates.

Interest rate and foreign currency exchange rate sensitivity table

	December 31, 2007
	Carrying	Fair
	Value	Value(1)
	(thousands of U.S. dollars)

Notes denominated in U.S. dollars, with a weighted average effective yield of 4.43%, maturing between March 11, 2008 and April 24, 2008.	$12,477	$12,477

Held as reserves Notes denominated in U.S. dollars, with a weighted average effective yield of 4.53%, maturing on January 28, 2008.	1,710	1,710

TOTAL:	$14,187	$14,187

(1)	Fair value has been determined based upon quoted market values as at December 31, 2007.

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

Three years ended December 31, 2007

(expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Optimal Group Inc.:

We have audited the accompanying consolidated balance sheets of Optimal Group Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optimal Group Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain significant respects from U.S. generally accepted accounting principles. Information relating to the nature and effect of such differences is presented in note 24 to the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP

Chartered Accountants

Montréal, Canada

March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Optimal Group Inc.:

We have audited Optimal Group Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s Form 10-K for the year ended December 31, 2007. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit based on the assessed risk.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over the financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company acquired substantially all of the assets and liabilities of Wow Wee Limited (“WowWee”) in November 2007, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 WowWee’s internal control over financial reporting associated with total assets of $27,111,000 and total revenues of $11,311,000 included in the consolidated financial statements of the Company as at and for the year ended December 31, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of WowWee.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Optimal Group Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chartered Accountants

Montréal, Canada

March 13, 2008

AUDITORS’ REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Optimal Group Inc. and subsidiaries (the ”Company”) as at December 31, 2007 and 2006 and the consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in accordance with Canadian generally accepted accounting principles.

/s/ KPMG LLP

Chartered Accountants

Montréal, Canada

March 13, 2008

OPTIMAL GROUP INC.

Consolidated Financial Statements

Three years ended December 31, 2007

(expressed in U.S. dollars)

Financial Statements

Consolidated Balance Sheets	53
Consolidated Statements of Operations and Comprehensive (Loss) Income	54
Consolidated Statements of Shareholders’ Equity	55
Consolidated Statements of Cash Flows	56
Notes to Consolidated Financial Statements	57

OPTIMAL GROUP INC.
Consolidated Balance Sheets

December 31, 2007 and 2006
(expressed in thousands of U.S. dollars)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$47,193	$103,922
Cash held as reserves	6,869	18,960
Short-term investments (note 8)	12,477	71,621
Short-term investments held as reserves (note 8)	1,710	3,110
Settlement assets	4,715	7,061
Accounts and other receivables (note 9)	18,513	10,250
Inventories	3,103	–
Income taxes receivable and refundable investment tax credits	4,169	1,025
Prepaid expenses and deposits	1,958	1,119
Future income taxes (note 19)	714	2,192
	101,421	219,260

Restricted cash (note 16 (f))	19,183	–
Property and equipment (note 10)	4,670	2,121
Goodwill (note 11)	66,210	49,243
Intangible assets (note 11)	86,858	56,798
Future income taxes (note 19)	6,200	2,692
Other asset (note 6)	5,739	10,423

	$290,281	$340,537
Liabilities and Shareholders’ Equity
Current liabilities:
Bank indebtedness (note 12)	$–	$8,581
Accounts payable and accrued liabilities (note 13)	47,083	23,362
Customer reserves and security deposits	21,324	61,897
Income taxes payable	7,251	5,573
Future income taxes (note 19)	1,270	382
	76,928	99,795
Non-controlling interest	–	16,392
Future income taxes (note 19)	11,648	4,968

Shareholders’ equity:
Share capital	211,998	202,252
Warrants	2,696	–
Additional paid-in capital	29,561	23,169
Deficit	(41,066)	(4,555)
Accumulated other comprehensive loss	(1,484)	(1,484)
	201,705	219,382
Commitments, contingencies and guarantees (note 16)
Subsequent event (note 26)
	$290,281	$340,537
See accompanying notes to consolidated financial statements.
Approved by the Board of Directors
/s/ HOLDEN L. OSTRIN Director /s/ NEIL S. WECHSLER Director

OPTIMAL GROUP INC.
Consolidated Statements of Operations and Comprehensive (Loss) Income

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

	2007	2006	2005

Revenues	$123,328	$191,893	$144,898

Expenses:
Transaction processing and cost of sales	78,685	94,906	67,495
Selling, general and administrative	31,679	47,553	35,689
Amortization of intangibles pertaining to transaction processing and cost of sales	13,971	12,129	7,833
Amortization of property and equipment	1,908	1,520	1,324
Stock-based compensation pertaining to selling, general and administrative (note 18 (b))	6,257	1,707	20,191
Research and development (note 17)	3,278	3,388	2,659
Operating leases	1,196	1,498	1,103
Restructuring costs (note 18 (a))	-	1,581	3,299
Impairment loss (note 11)	22,552	1,910	-
	159,526	166,192	139,593

(Loss) earnings from continuing operations before undernoted items	(36,198)	25,701	5,305

Investment income	5,831	8,388	2,973
Gain on sale of interest in OPIL (note 6)	–	–	30,411

(Loss) earnings from continuing operations before income taxes and non-controlling interest	(30,367)	34,089	38,689

Income tax provision (note 19)	(5,985)	(1,070)	(11,388)

(Loss) earnings from continuing operations before non-controlling interest	(36,352)	33,019	27,301

Non-controlling interest	(159)	(6,934)	(4,181)

(Loss) earnings from continuing operations	(36,511)	26,085	23,120

Loss from discontinued operations, net of income taxes (note 7 (b) (i))	-	(9,023)	(22,355)

Loss on disposal of net assets from discontinued operations, net of income taxes (note 7 (b) (i))	-	(4,283)	(188)

Net (loss) earnings and comprehensive (loss) income	$(36,511)	$12,779	$577

Weighted average number of shares:
Basic	24,179,134	23,628,604	22,869,401
Plus impact of stock options and warrants	-	1,810,527	2,475,219

Diluted	24,179,134	25,439,131	25,344,620

(Loss) earnings per share:
Continuing operations:
Basic	$(1.51)	$1.10	$1.01
Diluted	(1.51)	1.03	0.91
Discontinued operations:
Basic	-	(0.56)	(0.98)
Diluted	-	(0.53)	(0.89)
Net:
Basic	(1.51)	0.54	0.03
Diluted	(1.51)	0.50	0.02

See accompanying notes to consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Shareholders’ Equity

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share amounts)
						Accu-
						mulated
				Addi-		other
				tional		compre-
	Class “A” shares			paid-in		hensive
	Number	Dollars	Warrants	capital	Deficit	loss	Total

Balance, December 31, 2004	22,251,097	$184,191	$–	$10,557	$(16,583)	$(1,484)	$176,681

Exercise of stock options and warrants:
Cash proceeds	1,047,829	7,508	–	–	–	–	7,508
Ascribed value	–	3,633	–	(3,633)	–	–	–
Ascribed value credited to non-controlling interest from exercise of restricted share units	–	–	–	(1,636)	–	–	(1,636)

Cancellation of shares pursuant to stock buyback program (note 14)	(21,800)	(183)	–	–	(253)	–	(436)
							–
Stock-based compensation (note 18 (b))	–	–	–	20,596	–	–	20,596

Net earnings	–	–	–	–	577	–	577

Balance, December 31, 2005	23,277,126	195,149	–	25,884	(16,259)	(1,484)	203,290

Exercise of stock options and warrants:
Cash proceeds	713,073	5,172	–	–	–	–	5,172
Ascribed value	–	3,120	–	(3,120)	–	–	–
Ascribed value credited to non-controlling interest from exercise of restricted share units	–	–	–	(2,296)	–	–	(2,296)

Cancellation of shares pursuant to stock buyback program (note 14)	(141,109)	(1,189)	–	–	(1,075)	–	(2,264)

Stock-based compensation (note 18 (b))	–	–	–	1,707	–	–	1,707

Stock dividend of restricted share units issued by OPIL to non-controlling interest	–	–	–	994	–	–	994

Net earnings	–	–	–	–	12,779	–	12,779

Balance, December 31, 2006	23,849,090	202,252	–	23,169	(4,555)	(1,484)	219,382

Shares issued on acquisition of WowWee (note 7)	2,169,197	10,000	–	–	–	–	10,000

Warrants issued on acquisition of WowWee (note 7)	–	–	2,696	–	–	–	2,696

Exercise of stock options:
Cash proceeds	18,261	87	–	–	–	–	87
Ascribed value	–	95	–	(95)	–	–	–

Cancellation of shares pursuant to stock buyback program (note 14)	(53,400)	(436)	–	230	–	–	(206)

Stock-based compensation (note 18 (b))	–	–	–	6,257	–	–	6,257

Net loss	–	–	–	–	(36,511)	–	(36,511)

Balance, December 31, 2007	25,983,148	$211,998	$2,696	$29,561	$(41,066)	$(1,484)	$201,705

See accompanying notes to consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Cash Flows

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars)

	2007	2006	2005

Cash flows (used in) from operating activities:
Net (loss) earnings	$(36,511)	$12,779	$577
Add: loss from discontinued operations	-	9,023	22,355
loss on disposal of net assets from discontinued operations	-	4,283	188
Net (loss) earnings from continuing operations	(36,511)	26,085	23,120
Adjustments for items not affecting cash:
Non-controlling interest	159	6,934	4,181
Amortization	15,879	13,649	9,157
Gain on settlement of litigation (note 16 (c))	(1,612)	-	-
Future income taxes	4,366	(7,106)	3,035
Stock-based compensation	6,257	1,707	20,191
Foreign exchange	(333)	(390)	559
Impairment loss	22,552	1,910	-
Write-down of property and equipment	-	301	-
Gain on sale of interest in OPIL	-	-	(30,411)
Net change in operating assets and liabilities (note 23 (a))	(48,046)	(37,855)	33,525
	(37,289)	5,235	63,357
Operating cash flows (used in) discontinued operations	-	(5,032)	(10,041)
	(37,289)	203	53,316
Cash flows (used in) from financing activities:
Proceeds from exercise of RSUs in OPIL	58	24	16
(Decrease) increase in bank indebtedness	(8,581)	159	(480)
Repurchase of Class “A” shares	(206)	(2,264)	(436)
Proceeds from issuance of Class “A” shares	87	5,172	7,508
Payment of dividend by OPIL to minority interest	-	(4,796)	-
	(8,642)	(1,705)	6,608

Cash flows (used in) from investing activities:
Acquisition of WowWee, net of cash of $483 (note 7)	(46,087)	-	-
Additional consideration for acquisition of MCA	(804)	-	-
Repurchase of OPIL ordinary shares	(16,463)	-	-
Purchase of property, equipment and intangible assets	(4,744)	(4,272)	(2,050)
Net proceeds from maturity of short-term investments	59,144	10,740	5,852
Proceeds from note receivable	709	384	138
Transaction costs	(2,903)	-	(6,553)
Proceeds from sale of interest in OPIL	-	-	44,146
Acquisition of NPS, net of cash of $126	-	-	(3,000)
Acquisition of MCA, including acquisition costs of $49	-	-	(3,722)
Acquisition of UBC, including acquisition costs of $277	-	-	(44,277)
Acquisition of Moneris, including acquisition costs of $266	-	-	(18,266)
Decrease in cash held in escrow	-	-	3,536
	(11,148)	6,852	(24,196)
Investing cash flows (used in) discontinued operations	–	(87)	(260)
	(11,148)	6,765	(24,456)

Effect of exchange rate changes on cash and cash equivalents during the year	350	423	(169)

Net (decrease) increase in cash and cash equivalents	(56,729)	5,686	35,299

Cash and cash equivalents, beginning of year	103,922	98,236	62,937

Cash and cash equivalents, end of year	$47,193	$103,922	$98,236

Supplemental disclosure of cash flow information (note 23).
See accompanying notes to consolidated financial statements.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

1.	Nature of operations:

Optimal Group Inc. (the “Company”) is incorporated under the Canada Business Corporations Act. The Company’s principal activities are to provide payment processing services and to design, develop, market and distribute innovative high-tech consumer robotic, toy and entertainment products.

2.	Basis of presentation:

As a result of the sale of the hardware maintenance and repair services business segment effective September 30, 2006 as described in note 7 (b)(i), the results of this discontinued operation are presented separately under discontinued operations in the consolidated statements of operations and comprehensive (loss) income for the prior periods. The balance sheet presents the current assets and liabilities related to the discontinued operation for current and prior years.

3.	Changes in accounting policies:
(a)	New accounting policies:

Effective January 1, 2007, the Company adopted the Canadian Institute of Chartered Accountants (CICA) Handbook Section 1530, Comprehensive Income, CICA Handbook Section 3251, Equity, CICA Handbook Section 3855, Financial Instruments – Recognition and Measurement, CICA Handbook Section 3861, Financial Instruments – Disclosure and Presentation, and CICA Handbook Section 3865, Hedges. Sections 3855, 3861 and 3865 provide comprehensive requirements for the recognition and measurement of financial instruments, as well as standards on when and how hedge accounting may be applied. Handbook Section 3251 establishes standards for the presentation of equity and changes in equity during the reporting period and requires the Company to present separately equity components and changes in equity arising from (i) net earnings; (ii) other comprehensive income; (iii) other changes in retained earnings; (iv) changes in contributed surplus and (v) changes in share capital. A new consolidated statement of changes in shareholders’ equity is presented in these consolidated financial statements. Handbook Section 1530 also establishes standards for reporting and displaying comprehensive income. Comprehensive income is defined as the change in equity from transactions and other events from non-owner sources. Other comprehensive income refers to items recognized in comprehensive income but that are excluded from net income calculated in accordance with generally accepted accounting principles.

Under these new standards, all financial instruments are classified into one of the following five categories: held-for-trading, held-to-maturity investments, loans and receivables, available-for-sale financial assets or other financial liabilities. Upon initial recognition, all financial assets and liabilities are recognized at fair value. Subsequent to initial recognition, all financial instruments, including derivatives, are included in the consolidated balance sheet and are measured at fair market value with the exception of loans and receivables, held-to-maturity investments and other financial liabilities, which are measured at amortized cost. Subsequent measurement and recognition of changes in fair value of financial instruments depend on their initial classification. Held-for-trading financial investments are measured at fair value, and all gains and losses are included in net income in the period in which they arise. Available-for-sale financial instruments are measured at fair value with revaluation gains and losses included in other comprehensive income until the asset is removed from the balance sheet.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Changes in accounting policies (continued):
(a)	New accounting policies (continued):

The standards require derivative instruments to be recorded as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal purchase and sale. Certain derivatives embedded in other contracts must also be measured at fair value. All changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company chose to review all contracts in place on January 1, 2007, that were entered into after January 1, 2003, for any embedded derivatives required to be separated from the base contract and accounted for at fair value.

As a result of the adoption of these standards, the Company has classified its cash equivalents, short-term investments, cash and short-term investments held as reserves, and restricted cash as available for sale. The Company has classified accounts and other receivables and settlement assets as loans and receivables, and accounts payable and accrued liabilities, and customer reserves and security deposits as other financial liabilities, all of which are measured at amortized cost. The adoption of these new standards also resulted in the reclassification of the amount of $1,484 previously recorded in “Cumulative translation adjustment” to “Accumulated other comprehensive loss” on the consolidated balance sheets. The adoption of these standards had no impact on the consolidated statements of operations.

(b)	Future accounting pronouncements:

The following accounting standards were recently issued by the CICA. The Company is currently evaluating the impact of the adoption of these new standards on its consolidated financial statements.

Section 1535, Capital Disclosures, establishes guidelines for disclosure of both qualitative and quantitative information that enables users of financial statements to evaluate the entity’s objectives, policies and processes for managing capital. This new standard relates to disclosure only and will not impact the financial results of the Company. This standard is effective January 1, 2008.

Section 3862, Financial Instruments - Disclosure, describes the required disclosure for the assessment of the significance of financial instruments for an entity’s financial position and performance and of the nature and extent of risk arising from financial instruments to which the entity is exposed and how the entity manages those risks. Section 3863, Financial Instruments – Presentation, establishes standards for presentation of financial instruments and non-financial derivatives. It carries forward the presentation related requirements of Section 3861, Financial Instruments - Disclosure and Presentation. These new standards relate to disclosure only and will not impact the financial results of the Company. These standards are effective January 1, 2008.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Changes in accounting policies (continued):
(b)	Future accounting pronouncements (continued):

In 2005, the Accounting Standards Board of Canada (AcSB) announced that accounting standards in Canada are to converge with International Financial Reporting Standards (IFRS). In May 2007, the CICA published an updated version of its “Implementation Plan for Incorporating International Financial Reporting Standards into Canadian GAAP”. This plan includes an outline of the key decisions that the CICA needs to make as it implements the Strategic Plan for publicly accountable enterprises that will converge generally accepted accounting principles (GAAP) in Canada with IFRS. While IFRS uses a conceptual framework similar to Canadian GAAP, there are significant differences in accounting policy which must be addressed. These standards are effective for fiscal years beginning, on or after January 1, 2011.

In June 2007, the CICA issued Section 3031, Inventories, which replaces Section 3030 and harmonizes the Canadian standards related to inventories with IFRS. This Section provides changes to the measurement and more extensive guidance on the determination of cost, including allocation of overhead; narrows the permitted cost formulas; and expands the disclosure requirements to increase transparency. This Section applies to interim and annual financial statements for fiscal years beginning on or after January 1, 2008. The adoption of this standard is not expected to have a significant impact on the consolidated financial statements.

4.	Significant accounting policies:

These consolidated financial statements have been prepared in accordance with Canadian GAAP. These principles conform, in all material respects, with U.S. GAAP, except as described in note 24. The significant accounting policies of the Company are summarized as follows:

(a)	Principles of consolidation:

These consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

(b)	Cash and cash equivalents:

Cash and cash equivalents consist of cash on hand and balances with financial institutions, and highly liquid debt instruments with original terms to maturity of three months or less.

(c)	Short-term investments:

Short-term investments include investments with maturities of less than one year and are recorded at fair value with revaluation gains and losses, if any, included in other comprehensive income.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Significant accounting policies (continued):
(d)	Cash and short-term investments held as reserves:

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

Settlement assets result from timing differences in the Company’s settlement process. These timing differences arise primarily as a result of settlement amounts due from financial institutions that are members of the card associations and debit networks. These amounts are typically funded to the Company within days from the transaction processing date.

(f)	Customer reserves and security deposits:

Customer reserves and security deposits include balances required from merchants to provide for amounts for which the Company would be entitled to reimbursement under its contractual arrangements. Customer reserves and security deposits relate to merchant collateral and outstanding payments due to merchant customers.

(g)	Inventories:

Inventories are stated at the lower of cost and market value. Cost is established based on an average cost method. Market value is defined as net realizable value.

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

Property and equipment are recorded at cost. Amortization is provided for over the estimated useful lives of the assets using the straight-line method at the following annual rates:

Computer equipment and software	33% - 50%
Equipment	10% - 33%
Moulds	33% - 50%
Leasehold improvements	Lower of lease
term and
economic life

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Significant accounting policies (continued):
(j)	Goodwill and other intangible assets:

Goodwill:

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated, as of the date of the business combination, to the Company’s reporting units that are expected to benefit from the synergies of the business combination.

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

Other intangible assets:

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost. The cost of a group of intangible assets, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets based on their fair values.

Intangible assets with finite useful lives are amortized using the straight-line method over the following periods:

Customer relationships and service agreements	24 - 120 months
ISO/ISA relations	84 months
Intellectual property	36 months
Tradename	60 months
Other	36 - 84 months

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Significant accounting policies (continued):
(j)	Goodwill and other intangible assets (continued):

Other intangible assets (continued):

As at December 31, 2007, estimated amortization expense for each of the next five years is expected to be as follows:

2008	$19,045
2009	17,778
2010	16,508
2011	14,391
2012	8,781

Estimated future amortization expense is based on the amount of other intangible assets recorded as of December 31, 2007. Actual amounts will increase or decrease if additional amortizable intangible assets are acquired or disposed.

(k)	Impairment of long-lived assets:

Long-lived assets, consisting of property and equipment and intangible assets with finite useful lives, are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized for long-lived assets when the carrying amount of an asset to be held and used exceeds the sum of the undiscounted cash flows expected from its use and disposal; the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

(l)	Income taxes:

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Significant accounting policies (continued):
(m)	Revenue recognition:

Payment service revenues are generated from fees charged to merchants for payment processing services as well as from consumers who utilized the Company’s former electronic wallet offering. Merchants are charged a discount fee or rate, which is based upon the merchant’s monthly charge volume and risk profile, and this fee is calculated as a percentage of the dollar amount of each transaction. Generally, higher discount rates are charged for card-not-present transactions than for card-present transactions in order to compensate for the higher cost of underwriting and managing the increased chargeback risk associated with such transactions. Other payment service revenues are derived from a variety of fixed transaction or services fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services, such as handling chargebacks. Consumers who utilized the electronic wallet were charged a fixed transaction fee for each deposit made to their account. Discount and other fees related to payment transactions are recognized at the time the merchant’s transactions are processed. Revenues derived from service fees are recognized at the time the service is performed.

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

Revenue from the sale of consumer robotic, toy and entertainment products is recognized when (i) persuasive evidence of an arrangement exists; (ii) products are shipped to a customer who assumes risk of loss; (iii) collection of the respective receivable is probable; and (iv) the sales price is fixed or determinable. Accruals for customer discounts, rebates, incentives and allowances are recorded as the related revenues are recognized.

(n)	Reserve for losses on merchant accounts:

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

A reserve is maintained for merchant losses to absorb chargebacks and other losses for merchant transactions that have been previously processed and on which revenues have been recorded. Management analyzes the adequacy of its reserve for merchant losses in each reporting period. The reserve for merchant losses comprises specifically identifiable reserves for merchant transactions for which losses can be estimated and an estimate of loss in the remaining portfolio, based on experience.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Significant accounting policies (continued):
(n)	Reserve for losses on merchant accounts (continued):

The reserve for losses on merchant accounts is decreased by merchant losses (arising from chargebacks) and is increased by provisions for merchant losses, net of any recoveries. The net charge for the provision for merchant losses is included in “Selling, general and administrative” expenses in the consolidated statements of operations. As at December 31, 2007 and 2006, the reserve for losses on merchant accounts is included in “Accounts payable and accrued liabilities”.

(o)	Foreign currency translation:

The functional currency of the Company is the U.S. dollar and, accordingly, the consolidated financial statements have been prepared in U.S. dollars. Monetary assets and liabilities of the Canadian and foreign operations denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates of exchange prevailing at the balance sheet dates. Other assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate of exchange prevailing when the assets were acquired or the liabilities incurred. Revenue and expense transactions denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the average rate of exchange in effect for the period during which the transaction occurred. Foreign exchange gains and losses are included in the determination of net earnings (loss).

(p)	Stock-based compensation:

The fair value-based method is used to account for all transactions whereby goods and services are received in exchange for stock-based compensation and other stock-based payments. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting periods, with a credit to additional paid-in capital.

(q)	Research and development expenses:

Research costs, which include all costs incurred to establish technological feasibility, are charged to operations in the period in which they are incurred. Once technological feasibility has been established, development costs are evaluated for deferral and subsequent amortization over the estimated period of benefit. As at December 31, 2007 and 2006, the Company had no deferred development costs.

(r)	Earnings per share:

Basic earnings per share are determined using the weighted average number of Class "A" shares outstanding during the period. Diluted earnings per share are calculated using the treasury stock method. Diluted earnings per share are computed in a manner consistent with basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding options and warrants were exercised, and that the proceeds from such exercises, including unrecognized compensation costs of stock-based option grants attributed to future services, are used to repurchase Class “A” shares at the average market price during the reporting period.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Significant accounting policies (continued):
(s)	Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Significant areas requiring the use of management estimates and assumptions include: determining the allowance for doubtful accounts and reserves for losses on merchant accounts; estimating the useful lives of long-lived assets, including property and equipment and intangible assets; estimating the fair value of identifiable intangibles acquired in a business acquisition; estimating stock-based compensation costs; assessing the recoverability of goodwill, long-lived assets, research and development tax credits receivable and future tax assets; and the resolution of contingent liabilities. The reported amounts and note disclosures are determined to reflect the most probable set of economic conditions and planned courses of action. Financial results as determined by actual events could differ from those estimates.

5.	Enactment of United States Unlawful Internet Gambling Enforcement Act of 2006:

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

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Enactment of United States Unlawful Internet Gambling Enforcement Act of 2006 (continued):

Upon the enactment of the Act, the Company immediately ceased processing settlement transactions originating from United States consumers that may be viewed as related to online gambling, which represented approximately 81% of the Company’s total gaming payment processing services segment revenue for the year ended December 31, 2006. The enactment of the Act has had a significant negative impact on the Company’s results as follows:

2007

In May 2007, the Company received a copy of warrants of seizure issued by the U.S. Attorney’s Office against funds of certain payment processors that were on deposit with two U.S. banks. These funds included $19,183 on deposit to the credit of Company affiliates. The total amount seized is presented as long-term restricted cash on the consolidated balance sheet. Refer to note 16 (f) – Commitments, contingencies and guarantees.

2006

As a result of the significant negative impact on the business, an impairment loss of $1,910 related to customer relationships was recorded. The impairment loss represented the estimated amount by which the carrying amount of this asset exceeded its fair value. The fair value was determined using cash flow projections prepared by management.

The Company also tested the gaming payment processing services segment for goodwill impairment. The fair value of the segment was estimated using the expected present value of future cash flows. Management determined there was no impairment in the goodwill related to this segment in 2006.

Estimated future cash flows were discounted using a rate reflecting the uncertainty inherent in the continuing operations and the time value of money. Cash flow projections were based on management’s estimates of expected cash flows from ongoing operations.

The Company also embarked upon a restructuring of its operations and cost base and as a result recorded a restructuring charge in 2006 in the amount of $1,581 for associated costs, consisting primarily of employee termination benefits and costs of leased premises no longer utilized. Of this amount, $228 (2006 - $601) remained in accounts payable and accrued liabilities on the consolidated balance sheet at December 31, 2007.

The Company continues to offer its multi-currency credit and debit card processing to the online gambling industry originating from non-U.S. consumers and not prohibited by the Act.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

6.	Optimal Payments (Ireland) Limited – (“OPIL”, formerly FireOne Group plc):

In April 2005, the Company created OPIL and transferred to this newly-created, wholly-owned Irish subsidiary and its subsidiaries, the net assets of the payments processing business related to online gaming previously held in Optimal Payments Inc. and its subsidiaries. On May 27, 2005, the Company completed the placing of 10 million ordinary shares of OPIL, representing a 20% interest, with institutional and other shareholders. The Company received gross proceeds of $44,146 (£24.1 million) as a result of this transaction. The ordinary shares of OPIL were admitted for trading on the Alternative Investment Market (AIM) of the London Stock Exchange plc on June 2, 2005.

The Company recognized a gain on sale of its 20% interest in OPIL of $30,411, net of transaction costs of $6,643. The non-controlling interest in these assets at the date of the transaction was $7,092.

On December 22, 2006, Optimal Acquisition Inc., a wholly-owned subsidiary of the Company, made an offer to acquire all the issued and to be issued ordinary shares of OPIL held by non-controlling shareholders (approximately 25% of the total), at a price of £0.60 per share, representing a cash consideration of $16,463. On February 23, 2007, Optimal Acquisition Inc. completed the acquisition of all of the outstanding shares of OPIL, which as of that date became a wholly-owned subsidiary of the Company. Effective February 23, 2007, a non-controlling interest is no longer recorded in the consolidated financial statements. Transaction costs in connection with this transaction were $1,748. The transaction was accounted for using the purchase method. The Company recorded goodwill of $1,602 in connection with this transaction.

As a result of the internal reorganization to transfer the payment processing business related to online gaming to OPIL and its subsidiaries, the Company incurred a tax charge in 2005 of $13,732, of which approximately $2,400 represented taxes currently payable and the remainder represented the utilization of future tax assets and investment tax credits previously recognized. Taxes paid or incurred as a result of the transfer of net assets to OPIL and its subsidiaries have been recorded as an “Other asset” in the consolidated balance sheets and would be recognized when the Company’s interest in OPIL is transferred, by sale or otherwise, outside of the consolidated group.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

6.	Optimal Payments (Ireland) Limited – (“OPIL”, formerly FireOne Group plc) (continued):

As at December 31, 2007, the balance of Other asset, net of amortization, is $5,739. In 2005, the Company amortized $3,270 of this asset as a future tax expense as a result of the sale of a 20% interest held by the Company referred to above, and the vesting of restricted shares units issued by OPIL. In 2007, the Company amortized a further $236 (2006 - $39) of this Other asset as a future tax expense and recorded a dilution loss of $159 (2006 - $148), which is included in “Non-controlling interest” in the consolidated statements of operations. The Company’s interest in OPIL was effectively diluted to 75.9% from the original 80% as a result of the vesting of the restricted share units issued by OPIL and the issuance of restricted share units as a dividend equivalent. As a result of the goodwill impairment loss relating to the payment processing segment referred to in note 11, the Company also amortized $4,448 of this asset as a future tax expense in 2007, representing the estimated portion of this asset that was realized in 2007.

7.	Business acquisitions and disposals:
(a)	Acquisitions:
(i)	2007 acquisitions:

Wow Wee Limited:

On November 7, 2007, the Company completed its previously announced acquisition of substantially all of the assets of Wow Wee Limited, a privately-held Hong Kong-based developer, marketer and supplier of technology-based, consumer robotic, toy and entertainment products, as well as substantially all of the assets of WowWee Marketing, Inc., with offices in California, and Wow Wee Group Company, with offices in Canada (collectively, “WowWee”). WowWee Marketing, Inc. and Wow Wee Group Company were service providers to Wow Wee Limited in the operation of its business. The Company believes that the acquisition will provide the WowWee business with greater financial and operational resources to grow both in North America and internationally, and that the Company will be able to build upon the existing consumer-focused franchise of the business, by capitalizing on its corporate brands through the development of a cross-platform entertainment media strategy.

The total purchase price was $60,421, consisting of cash consideration of $46,570, the issuance of 2,169,197 Class "A" shares with a fair value of $10,000, 820,000 warrants to purchase 820,000 Class “A” shares having an estimated fair value of $2,696 and transaction costs of approximately $1,155. The warrants have an exercise price of $5.56 per share and are exercisable for a period of seven years.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

7.	Business acquisitions and disposals (continued):
(a)	Acquisitions (continued):
(i)	2007 acquisitions (continued):

Wow Wee Limited (continued):

The acquisition was accounted for using the purchase method, and the results of WowWee were consolidated with those of the Company from the date of acquisition. The Company has allocated the purchase price on a preliminary basis to the assets acquired and the liabilities assumed based on management’s best estimate of their fair values and taking into account all relevant information available at that time. Since the Company is still in the process of finalizing the valuation of certain intangible assets and other assets acquired and liabilities assumed at the date of acquisition, the allocation of the purchase price is subject to change. The Company expects to finalize the allocation of the purchase price by the end of 2008. The following table presents the estimated fair value of the assets purchased and liabilities assumed from WowWee on November 7, 2007.

Assets acquired:
Cash and cash equivalents	$483
Accounts receivable	8,295
Inventories	5,568
Income tax receivable	2,966
Prepaid expenses and deposits	771
Property and equipment	2,457
Customer relationships	21,171
Intellectual property	5,520
Tradename	14,797
Goodwill	37,113
99,141

Liabilities assumed:
Accounts payable and accrued liabilities	32,425
Future income taxes	6,295
38,720

Net assets acquired	$60,421

Consideration:
Cash	$46,570
2,169,197 Class “A” shares	10,000
Warrants	2,696
Transaction costs	1,155

Total purchase price	$60,421

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

7.	Business acquisitions and disposals (continued):
(a)	Acquisitions (continued):
(i)	2007 acquisitions (continued):

Wow Wee Limited (continued):

Goodwill recorded in connection with this transaction is not expected to be deductible for tax purposes.

The fair value of the warrants was estimated using the Black-Scholes model using the following assumptions: exercise price $5.56, share price $5.48, volatility 56%, risk-free rate 3.74%, and dividend yield 0%.

(ii)	Supplementary information:

The following unaudited pro forma financial information reflects the consolidated results of operations as if the acquisition of WowWee had taken place on January 1, 2007. The pro forma financial information is not necessarily indicative of the results of operations as it would have been, had the transactions been reflected on the assumed date. No effect has been given for synergies that may have been realized through the acquisition.

Pro forma revenues	$221,424
Pro forma net loss	(46,643)
Pro forma basic and diluted loss per share	(1.79)

(iii)	2005 acquisitions:

In 2005, Optimal Payments Inc., (“OPI”), a wholly-owned subsidiary of the Company, made the following acquisitions:

(a)

On January 1, 2005, OPI acquired the operating assets of Merchant Card Acceptance Corp. and its affiliated companies, Precision Management Consulting Inc. and Merchant Card Interactive Corp. (collectively, “MCA”), for cash consideration of $3,722 paid at the date of acquisition, plus $804 of additional cash consideration paid in 2007 based on the attainment of specified operational targets. The amount of contingent consideration paid in 2007 was recognized as additional goodwill. MCA is an independent sales organization providing Canadian-based merchants with credit card and Interac PIN-based debit card acceptance.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

7.	Business acquisitions and disposals (continued):
(a)	Acquisitions (continued):
(iii)	2005 acquisitions (continued):
(b)

On May 6, 2005, OPI acquired a portfolio of merchant processing from United Bank Card, Inc., (“UBC”) for cash consideration of $44,277. Pursuant to the agreement, UBC has guaranteed the Company a minimum contribution margin applicable to each of the 15 quarters following the closing date. UBC is required to maintain an irrevocable revolving standby letter of credit, to serve as collateral for the above guarantee. The original amount of the revolving standby letter of credit of $10,000 has been reduced to $600 as of December 31, 2007, and will continue to be reduced semi-annually up to June 2008, at which point it will be eliminated. In addition, UBC’s shareholder has provided a personal guarantee as additional security for maintaining the minimum contribution margin under the agreement. The original personal guarantee was $2,500, but has been increased to $8,000 as of December 31, 2007, and will increase semi-annually up to $8,500 by June 2008. UBC will continue to perform certain customer service obligations for a period of three years, at no cost to OPI in the first and second years, for a fixed monthly fee per merchant in the third year, and thereafter for a fee to be negotiated.

(c)	On October 6, 2005, OPI acquired a portfolio of U.S. merchant processing contracts and associated sales channel contracts from Moneris Solutions Inc. (“Moneris”), for cash consideration of $18,266.

All of the above acquisitions are related to the payment processing services segment.

The acquisition of MCA was accounted for by using the purchase method, and the acquisitions of UBC and Moneris were accounted for as acquisition of assets. The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

	MCA	UBC	Moneris	Total

Assets acquired:
Property and equipment	$145	$–	$–	$145
Inventory	23	–	–	23
Supplier contract	779	–	–	779
Customer relationships	–	43,777	11,086	54,863
Customer service agreement	–	500	–	500
ISO/ISA relationships	–	–	7,180	7,180
Goodwill	3,579	–	–	3,579

	$4,526	$44,277	$18,266	$67,069

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

7.	Business acquisitions and disposals (continued):
(b)	Disposals:
(i)	Sale of hardware maintenance and repair services segment:

Effective September 30, 2006, the Company sold its Canadian hardware maintenance and repair services segment for cash consideration of $200. On June 30, 2005, the Company sold the net assets relating to the U.S. operations of Systech, comprised mainly of inventory and customer contracts, for cash consideration of $777. These divestitures were made in accordance with the Company’s strategy of identifying opportunities that can generate superior returns while selling assets that do not generate acceptable returns.

The results of operations for this business segment are included in discontinued operations in the consolidated statements of operations, and the remaining assets and liabilities of the segment are classified as discontinued in the consolidated balance sheets.

The following table summarizes the book value of the assets and liabilities at September 30, 2006 and June 30, 2005 relating to the businesses sold by the Company:

	September 30, 2006	June 30, 2005

Current assets:
Accounts receivable	$3,733	$12
Inventories	2,074	743
Prepaid expenses and deposits	807	-
	6,614	755

Long-term assets:
Property and equipment	2,546	67
Intangible assets	-	143
	2,546	210

Current liabilities:
Accounts payable and accrued liabilities	4,014	–
Deferred revenues	395	–
Obligations under capital lease	268	–
	4,677	-

Net assets sold	4,483	965

Proceeds from sale	200	777

Net loss on sale of net assets	$(4,283)	$(188)

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

7.	Business acquisitions and disposals (continued):
(b)	Disposals (continued):
(i)	Sale of hardware maintenance and repair services segment (continued):

The results of operations of these businesses for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005

Revenue	$25,879	$41,461

Costs and expenses:
Service costs and cost of sales	21,767	34,511
Selling, general and administrative	6,954	9,044
Amortization of property, equipment and intangibles	259	1,826
Stock-based compensation	-	2,212
Operating leases	1,825	3,169
Foreign exchange	333	721
Impairment losses	-	12,447
Restructuring	3,414	266
	34,552	64,196

Loss before income taxes	(8,673)	(22,735)

Income tax (provision) recovery	(350)	380

Net loss from discontinued operations	$(9,023)	$(22,355)

The results of operations include management assumptions and adjustments related to cost allocations, which are inherently subjective.

8.	Short-term investments:

	2007	2006

Notes denominated in U.S. dollars with a weighted average effective yield of 4.43% (2006 - 4.95%), maturing between March 11, 2008 and April 24, 2008 (2006 - matured between January 11, 2007 and April 3, 2007)	$12,477	$71,621

Held as reserves

Notes denominated in U.S. dollars with a weighted average effective yield of 4.53% (2006 - 5.11%), maturing on January 28, 2008 (2006 - matured on January 31, 2007 and June 30, 2007)	$1,710	$3,110

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Accounts and other receivables:

	2007	2006

Trade accounts receivable, net of provision for doubtful accounts of $765 (2006 - nil)	$16,199	$4,262
Other	2,314	4,482
Current assets related to discontinued operations	–	1,506

	$18,513	$10,250

10.	Property and equipment:

	2007	2006

Cost:
Equipment	$535	$441
Computer equipment and software	3,840	3,772
Leasehold improvements	1,705	1,414
Moulds	4,016	–
	10,096	5,627

Accumulated amortization:
Equipment	270	216
Computer equipment and software	3,005	2,576
Leasehold improvements	1,069	714
Moulds	1,082	–
	5,426	3,506

Net book value	$4,670	$2,121

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

11.	Goodwill and other intangible assets:

December 31, 2007
	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$66,210	$–	$66,210

Customer relationships and service agreements	86,482	25,502	60,980
ISO/ISA relations	7,180	2,308	4,872
Intellectual property	5,520	307	5,213
Tradename	14,798	493	14,305
Other	6,134	4,646	1,488
	120,114	33,256	86,858

	$186,324	$33,256	$153,068

December 31, 2006
	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$49,243	$–	$49,243

Customer relationships and service agreements	63,324	15,331	47,993
ISO/ISA relations	7,180	1,282	5,898
Other	6,136	3,229	2,907
	76,640	19,842	56,798

	$125,883	$19,842	$106,041

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

11.	Goodwill and other intangible assets (continued):

Changes in goodwill and other intangible assets were as follows:

		Customer
		relationships
		and service	ISO/ISA	Intellectual	Trade-
	Goodwill	agreements	relations	property	name	Other	Total

Balance, December 31, 2005	$49,243	$56,997	$6,924	$–	$–	$3,926	$117,090

Acquisitions
Other	–	2,750	–	–	–	240	2,990

Impairment loss	–	(1,910)	–	–	–	–	(1,910)

Amortization	–	(9,844)	(1,026)	–	–	(1,259)	(12,129)

Balance, December 31, 2006	49,243	47,993	5,898	–	–	2,907	106,041

Acquisitions:
MCA	804	–	–	–	–	–	804
WowWee note 7 (a))	37,113	21,171	–	5,520	14,797	–	78,601
OPIL (note 6)	1,602	–	–	–	–	–	1,602
Other	–	2,250	–	–	–	293	2,543

Impairment loss	(22,552)	–	–	–	–	–	(22,552)

Amortization	–	(10,434)	(1,026)	(307)	(492)	(1,712)	(13,971)

Balance, December 31, 2007	$66,210	$60,980	$4,872	$5,213	$14,305	$1,488	$153,068

The Company tested the payment processing segment for impairment at December 31, 2007. The Company revised its forecast for the next five years to reflect higher merchant attrition and lower growth expectations for this segment. At December 31, 2007, a goodwill impairment loss of $22,552 was recognized in the payment processing segment. The fair value of the segment was estimated using the expected present value of future cash flows.

Included in “Other acquisitions” for the years ended December 31, 2007 and 2006 is the purchase of various merchant payment processing agreements, and a software licensing agreement, entitling the Company to future revenues.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

12.	Bank indebtedness:

In 2006, the Company had credit facilities available in the amount of approximately $11,241 (CA$13,100) which could have been utilized in the form of loans, bankers’ acceptances or letters of guarantee. At December 31, 2006, the Company utilized $8,581 (CA$10,000) of the facilities in borrowings and $1,802 (CA$2,100) through the issuance of letters of guarantee. The borrowings were due on demand and bore interest either at the bank’s prime rate or the market rate for bankers’ acceptances plus an acceptance fee of 0.75% per annum. The facilities were secured by a first ranking moveable hypothec on certain short-term investments. All borrowings were repaid in the year. In 2007, the Company did not renew its credit facility.

13.	Accounts payable and accrued liabilities:

	2007	2006

Trade accounts payable	$16,963	$318
Accrued trade liabilities	10,653	7,088
Accrued salaries and benefits	3,966	6,211
Reserve for merchant losses and chargebacks	3,907	5,830
Other	9,816	1,952
Current liabilities related to discontinued operations	1,778	1,963

	$47,083	$23,362

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Share capital:

The Company’s authorized share capital consists of an unlimited number of Class ”A” shares, and Class ”B” and Class ”C” preference shares.

–	The Class “A” shares are designated as common shares.
–

The Class “B” preference shares are voting, non-participating and redeemable at the option of the Company for the amount paid up thereon. In the event of the liquidation, dissolution or wind-up of the Company, the Class “B” preference shares rank in priority to all other classes.

–

The Class “C” preference shares are issuable in series with rights, privileges, restrictions and conditions designated by the directors. In the event of the liquidation, dissolution or wind-up of the Company, the Class ”C” preference shares rank in priority to the common shares.

No Class “B” or Class “C” shares have been issued.

On November 6, 2006, the Board of Directors approved a stock buyback program which authorized the Company to purchase up to 1,100,000 of its issued and outstanding Class “A” shares.

On November 6, 2007, the Board of Directors renewed the stock buyback program authorizing the Company to purchase up to 5% of its outstanding Class “A” shares. The Company may purchase the Class “A” shares on the open market through the facilities of the Nasdaq Stock Market over the course of 12 months commencing November 21, 2007 and ending November 20, 2008. All shares purchased under the stock buyback program will be cancelled. The purchase of 53,400 such shares, having a book value of $436, was settled in 2007 for a total consideration of $206 and such shares were cancelled. The excess of the book value of the shares over the purchase price, in the amount of $230, was credited to contributed surplus. During 2006, the purchase of 141,109 Class “A” shares, having a book value of $1,189, was settled for a total consideration of $2,264 and such shares were cancelled. The excess of the purchase price over book value of the shares, in the amount of $1,075, was charged to the deficit. In 2005, the purchase of 21,800 Class “A” shares, having a book value of $183, was settled for cash consideration of $436 and such shares were cancelled. The excess of the purchase price over the book value of the shares, in the amount of $253, was charged to the deficit.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Stock options and warrants:
(a)	Optimal Group Inc.:

The Company has a stock option plan that provides for the granting of options to employees and directors for the purchase of the Company’s Class “A” shares to be issued from treasury. Options may be granted by the Board of Directors for terms of up to ten years. The Board of Directors establishes the exercise period, vesting terms and other conditions for each grant at the grant date. The maximum number of options that may be granted under the plan is 9,000,000. Options may be granted with exercise prices at the then current market price. Options currently outstanding under the plan expire either five or seven years after the date of grant.

Details of outstanding stock options are as follows:

		Weighted
		average
		exercise
	Number of	price
	options	per share

Options outstanding, December 31, 2004	4,586,926	$7.10

Expired/cancelled	(21,667)	7.10
Exercised	(190,636)	7.10

Options outstanding, December 31, 2005	4,374,623	7.10

Granted	67,500	9.36
Expired/cancelled	(2,285)	7.10
Exercised	(506,667)	7.10

Options outstanding, December 31, 2006	3,933,171	7.14

Granted	1,636,000	4.21
Expired/cancelled	(30,630)	9.31

Options outstanding, December 31, 2007	5,538,541	$6.26

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Stock options and warrants (continued):
(a)	Optimal Group Inc. (continued):

At December 31, 2007, 5,538,541 (2006 - 67,500; 2005 - none) stock options could potentially dilute basic earnings per share in the future. They were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

There are 3,877,541 stock options exercisable at December 31, 2007 with a weighted average exercise price per share of $7.11.

The following table summarizes information about the options outstanding and exercisable at December 31, 2007:

Options outstanding Options exercisable
	Weighted
	average		Weighted		Weighted
	remaining		average		average
	contractual		exercise		exercise
Exercise	life		price per		price per
price/share:	(years)	Number	share	Number	share

$7.10	1.33	3,865,041	$7.10	3,865,041	$7.10
$9.36	3.97	37,500	9.36	12,500	9.36
$4.21	6.88	1,636,000	4.21	–	–

		5,538,541	$6.26	3,877,541	$7.11

At December 31, 2007, there are 820,000 warrants outstanding, exercisable at a price of $5.56 up until November 2014. All of these warrants could potentially dilute basic earnings per share in the future.

(b)	Terra Payments Inc.:

Under the terms of the 2004 Combination Agreement with Terra Payments Inc. (“Terra”), the Company assumed Terra’s stock option plan, whereby stock options governed by this plan would be exercisable for the Company’s Class “A” shares. The exercise price and number of options outstanding on April 6, 2004, the effective date of the acquisition of Terra, were adjusted based on the exchange ratio of 0.4532 of the Company’s Class “A” shares for each share of Terra.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Stock options and warrants (continued):
(b)	Terra Payments Inc. (continued):

Details of the stock options outstanding under the Terra plan as at December 31, 2007 are as follows:

U.S. dollar exercise price			Canadian dollar exercise price

				Weighted average
		Exercise price		exercise price
	Number	per share	Number	per share

Balance, December 31, 2004	217,451	$7.43	534,083	$14.34

Expired/cancelled	–	–	(35,540)	107.15
Exercised	–	–	(174,400)	6.17

Balance, December 31, 2005	217,451	7.43	324,143	8.56

Expired/cancelled	–	–	(19,317)	10.31
Exercised	(83,338)	7.43	(123,068)	8.84

Balance, December 31, 2006	134,113	7.43	181,758	8.19

Expired/cancelled	–	–	(22,788)	10.24
Exercised	–	–	(18,261)	5.12

Balance, December 31, 2007	134,113	$7.43	140,709	$8.26

All of these options were fully vested at December 31, 2005.

All U.S. dollar exercise price options are exercisable at $7.43 per share. The Canadian dollar exercise price options outstanding as at December 31, 2007 are as follows:

Options outstanding
		Weighted	Weighted
		average	average
		remaining	exercise
		contractual life	price
Range of exercise prices	Number	(years)	per share

$3.75 to $5.63	41,185	0.53	$5.25
$6.09 to $8.83	44,462	0.76	7.76
$9.49 to $10.92	55,062	1.08	10.90

	140,709	0.82	$8.26

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Stock options and warrants (continued):
(b)	Terra Payments Inc. (continued):

These options expire on various dates up to April 2009.

The 134,113 options outstanding with a U.S. dollar exercise price of $7.43 have a remaining contractual life of 1.3 year as at December 31, 2007.

As at December 31, 2007 and December 31, 2006, there were 21,978 and 22,003 warrants outstanding, respectively, with a weighted average exercise price of CA$0.01, and expiring on dates up to March 2008. During fiscal 2007, a total of 25 warrants expired.

There are Terra options to acquire 274,822 Class “A” shares (2006 - 70,246; 2005 - 577) and Terra warrants to acquire 21,978 Class "A" shares that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the year ended December 31, 2007 because to do so would have been anti-dilutive.

(c)	Optimal Payments (Ireland) Limited - (“OPIL”, formerly FireOne Group plc):

OPIL established a restricted share unit plan whereby eligible individuals were awarded rights to receive ordinary shares in OPIL to be issued from treasury for a nominal consideration. The plan was administered by OPIL’s remuneration committee. Awards were made to eligible individuals at the discretion of the remuneration committee, vested in accordance with a specified vesting schedule and were to terminate seven years from the date of award.

In May 2005, OPIL made an initial award of 2,443,750 restricted share units to employees, officers and directors of OPIL and the Company. In November 2005, an additional 56,248 restricted share units were awarded to the non-executive directors of OPIL. As at December 31, 2005, all restricted share units were fully vested (refer to note 18 (b) (ii)). In May 2006, an aggregate of 1,299,000 restricted share units were awarded to directors, officers and employees of OPIL and the Company. These restricted share units had an estimated fair value of $8,049 on the grant date which was being amortized over the vesting period. Since restricted share units are exercisable at a nominal amount, the estimated fair value was determined using OPIL’s share price at the date of grant. The vesting period of these restricted share units was one third on the first anniversary of the award, an additional one third on the second anniversary of the award and the remaining one third on the third anniversary of the award. In addition, in May and August 2006, an aggregate of 73,116 and 126,788 restricted share units, respectively, having a fair value of $460 and $534, were awarded to restricted share unit holders as a dividend equivalent.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Stock options and warrants (continued):
(c)	Optimal Payments (Ireland) Limited - (“OPIL”, formerly FireOne Group plc) (continued):

Changes in restricted share units were as follows:

	RSUs outstanding		Non-vested RSUs
		Weighted		Weighted
		average		average
		fair value		fair value
	Number	per unit	Number	per unit

Restricted share units, December 31, 2005	1,793,667	$2.47	–	$–

Granted	1,299,000	6.23	1,299,000	6.23
Exercised	(981,517)	2.64	–	–
Expired/cancelled	(78,343)	6.14	(78,343)	6.14
Dividend equivalent	199,904	4.97	111,883	4.93

Restricted share units, December 31, 2006	2,232,711	4.71	1,332,540	6.13

Exercised	(2,232,711)	4.71	(1,332,540)	6.13

Restricted share units, December 31, 2007	–	$–	–	$–

As a result of the Company’s acquisition of all of the issued ordinary shares of OPIL held by non-controlling shareholders in February 2007, all of the unvested restricted share units became exercisable. All of the restricted share units were exercised by the holders in connection with this transaction. In addition, in the first quarter of 2007, the remaining unamortized compensation cost of $5,967 related to unvested restricted share units was recognized by the Company. No restricted share units remain outstanding subsequent to this transaction.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

16.	Commitments, contingencies and guarantees:
(a)	Operating leases:

The Company has entered into operating leases for its premises and certain office equipment. Minimum lease payments are approximately as follows:

2008	$1,570
2009	1,197
2010	1,015
2011	402
2012	390
Thereafter	111

$4,685

In addition, the Company is also responsible for operating costs and taxes under the operating leases.

(b)

On March 11, 2005, and again on June 30, 2005, the Company received a letter from Fujitsu claiming recovery of expenses allegedly incurred and forecast by Fujitsu to be incurred in relation to the operation of the Company’s former U-Scan® self-checkout business. In December 2005, the Company was notified by Fujitsu of its intention to arbitrate its claim. In February 2007, Fujitsu initiated arbitration proceedings. After consultation with counsel, the Company believes that there is no basis for these claims and intends to vigorously defend its position. Management is unable to determine the resolution of this matter or estimate the ultimate liability, if any, related thereto.

(c)

The Company was pursuing the recovery of funds withdrawn from a Terra bank account by one of its credit card suppliers for various service charges assessed pertaining to periods prior to December 31, 2001, on the belief that these charges were largely unsubstantiated. The Company’s claim, which was being pursued through legal recourse, was settled and received in July 2007 for $3,000. The Company recorded a gain of approximately $1,600 as a result of the settlement in the second quarter, representing the difference between the settlement amount and the carrying amount of the receivable. The gain has been recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2007.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

16.	Commitments, contingencies and guarantees (continued):
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

(e)

In the sale or other disposition of assets out of the ordinary course of business, in addition to possible indemnification relating to failure to perform covenants and breach of representations and warranties, the Company might agree to indemnify the buyer against claims from its past conduct of its business. Typically, the term and amount of such indemnification will be limited by agreement. No provision has been made in these financial statements with respect to this item as the Company does not expect to make any payments for these items and the standby liability is nominal.

(f)

As previously announced, immediately following the enactment of the Unlawful Internet Gambling Enforcement Act of 2006 (the “Act”) on October 13, 2006, the Company’s then majority-owned subsidiary, OPIL, ceased to process settlement transactions originating from United States consumers. This represented a substantial portion of its revenues derived from processing transactions from online gambling. The Company is exposed to adverse consequences as a result of possible enforcement proceedings, governmental investigations or lawsuits initiated against it in jurisdictions where online gambling is or becomes restricted or prohibited.

Following announcements by the U.S. Attorney’s Office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, the Company announced on May 8, 2007 that it has initiated discussions with the U.S. Attorney’s Office in the Southern District of New York and is in the process of responding to a voluntary request for information issued by the U.S. Attorney’s Office. In connection with such ongoing investigation, the Company announced on May 11, 2007 that it had received a copy of warrants of seizure issued by the U.S. Attorney’s Office against funds of certain payment processors that were on deposit with two U.S. banks. These funds included $19,183 on deposit to the credit of Company affiliates. The total amount seized of $19,183 is presented as restricted cash on the consolidated balance sheets. No provision has been recorded by the Company for this matter because the outcome of these discussions and the amount of loss, if any, are not currently determinable.

While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible that changes in future conditions in the near term could require a material change in the recognized amounts of certain assets and liabilities. “Near term” is considered to be within one year from the date of the financial statements.

(g)

The Company has granted a letter of guarantee, issued by a highly rated financial institution to indemnify a third party in the event the Company does not perform its contractual obligations. As at December 31, 2007, the maximum potential liability under this letter of guarantee was $1,487 (CA$1,500).

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

16.	Commitments, contingencies and guarantees (continued):
(g)	(continued):

As at December 31, 2007, the Company recorded no liability with respect to this guarantee, as the Company does not expect to make any payment for the aforementioned item. Management believes that the fair value of the non-contingent obligations, to stand ready to perform in the event that specified triggering events or conditions occur, approximates the cost of obtaining the letter of guarantee.

17.	Research and development expenses:

	2007	2006	2005

Gross research and development expenses	$3,683	$3,586	$3,315
Less research tax credits	(405)	(198)	(656)

	$3,278	$3,388	$2,659

18.	Other charges:
(a)	Restructuring costs:

2006:

As a result of the enactment of the United States Unlawful Internet Gambling Enforcement Act of 2006 on October 13, 2006, the Company immediately ceased processing settlement transactions originating from United States consumers and embarked upon a restructuring of its operations and cost base. A restructuring charge in the amount of $1,581, for associated costs such as employee termination benefits and costs of leased premises no longer utilized, was recorded in 2006. As at December 31, 2007, $228 (2006 - $601) was included in “Accounts payable and accrued liabilities” in the consolidated balance sheet.

During 2006, restructuring costs of $3,414 were incurred related to the discontinued operations of the hardware maintenance and repair services segment. The restructuring costs related primarily to employee termination benefits, inventory write-offs, costs of leased premises no longer utilized, and facility closure costs. All these costs were fully paid in 2006 and 2007.

2005:

In 2005, the Company incurred charges of $3,299, representing the cost of financial obligations pursuant to an employment contract. This amount was fully paid in 2006.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

18.	Other charges (continued):
(b)	Stock-based compensation:
(i)	Stock-based compensation expense in the consolidated statements of operations was comprised of:

	2007	2006	2005

Expense related to options granted in 2007	$277	$–	$–
Expense related to options granted in 2006	13	30	–
Expense related to options granted in 2004	–	–	14,516
Expense related to OPIL restricted stock unit plan	5,967	1,677	6,080
Amortization of deferred compensation	–	–	1,807

	$6,257	$1,707	$22,403

	2007	2006	2005

Presentation:
Continuing operations	$6,257	$1,707	$20,191
Discontinued operations	–	–	2,212

	$6,257	$1,707	$22,403

The fair value of stock options granted was determined at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	2007	2006	2005

Expected volatility	56.3%	50.9%	NA
Expected life in years	7	5	NA
Risk-free interest rate	3.74%	4.5%	NA
Expected dividend rate	0%	0%	NA

The weighted average fair value of 1,636,000 (2006 - 67,500) stock options granted in fiscal 2007 was $2.52 (2006 - $4.64) per option.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

18.	Other charges (continued):
(b)	Stock-based compensation (continued):
(ii)

On November 7, 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested stock options previously awarded to employees, officers and directors. As a result of the accelerated vesting, and the concurrent accelerated vesting of unvested OPIL restricted share units, the Company recorded additional stock-based compensation of approximately $14,100 in 2005. The primary purpose of the acceleration was the elimination of stock-based compensation expense in the same aggregate amount that would otherwise be required to be recognized over the period ending June 30, 2007.

In order to prevent unintended personal benefits to employees, officers and directors, the Board imposed restrictions on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevented the sale of any stock obtained through exercise of an accelerated option prior to the earlier of the original vesting date or the individual’s termination of employment. The Board of Directors of OPIL imposed a similar restriction upon the sale of the ordinary shares underlying the OPIL restricted share units in respect of which the vesting was accelerated.

19.	Income taxes:

The income tax provision differs from the amount computed by applying the combined Canadian federal and Québec provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

	2007	2006	2005

(Loss) earnings from continuing operations before income taxes and non-controlling interest	$(30,367)	$34,089	$38,689

Combined Canadian federal and provincial income taxes at 32% (2006 - 32%; 2005 - 31%)	$(9,723)	$10,915	$12,001
Foreign exchange(1)	(3,616)	(342)	(384)
Utilization of previously unrecognized tax assets and non-taxable portion of gain	–	(3,758)	(10,012)
Change in valuation allowance	3,268	(1,789)	1,262
Difference in tax rates in foreign jurisdictions	(329)	(5,309)	83
Stock-based compensation not deductible	2,004	397	5,904
Goodwill impairment loss not deductible	7,220	–	–
Amortization of other asset	4,684	39	3,270
Change in future tax rates	2,651	883	(297)
Permanent differences and other	(174)	34	(439)

Income tax provision of continuing operations	$5,985	$1,070	$11,388

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

19.	Income taxes (continued):

(1)

For purposes of calculating the income tax provision of the Company, a tax liability (recovery) is recognized on foreign exchange gains or losses which arise on the conversion into Canadian dollars of the net monetary assets denominated in U.S. dollars; such conversion is required for tax purposes. As these financial statements are presented in U.S. dollars, these foreign exchange gains or losses do not impact (loss) earnings before income taxes, even though the income tax provision would include a tax effect for these items. Future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar will change the amount of the foreign exchange gains or losses and, thus, the provision for income or recovery taxes thereon.

The provision for income taxes from continuing operations is composed of the following:

	2007	2006	2005

Current income taxes	$1,619	$8,176	$8,353
Future income taxes	4,366	(7,106)	3,035

	$5,985	$1,070	$11,388

Income tax expense has been based on the following components of (loss) earnings before income taxes from continuing operations and non-controlling interest:

	2007	2006	2005

Domestic	$(4,177)	$(3,567)	$14,725
Foreign	(26,190)	37,656	23,964

	$(30,367)	$34,089	$38,689

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

19.	Income taxes (continued):

The future income tax balances are summarized as follows:

	2007	2006

Future income tax assets (liabilities):
Intangible assets	$4,128	$1,678
Non-capital losses	25,984	23,796
Capital losses	2,629	1,049
Reserves	801	2,198
Foreign exchange and other	3,822	1,864
	37,364	30,585

Less valuation allowance	(28,475)	(23,860)
	8,889	6,725

Intangible assets and other	(14,893)	(7,191)

Net future income tax liability	$(6,004)	$(466)

Presented as:
Current assets	$714	$2,192
Long-term assets	6,200	2,692
Current liabilities	(1,270)	(382)
Long-term liabilities	(11,648)	(4,968)

	$(6,004)	$(466)

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future income tax assets will be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income, the reversal of taxable temporary differences, and/or tax planning strategies.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

19.	Income taxes (continued):

The Company has losses carryforward available to reduce Canadian federal and foreign taxable income. These losses expire as follows:

	Foreign	Canada

Loss carryforward:
Expiry between 2007 - 2017	$345	$22,218
Expiry 2018 - 2027	47,373	20,400

	$47,718	$42,618

20.	Segmented information:

In 2006, the Company operated in two processing segments, namely gaming payment services and payment services. On October 13, 2006, OPIL ceased processing settlement transactions originating from United States customers that may be viewed as related to on-line gaming, which represented approximately 81% of the Company’s total gaming payment processing services revenue for the year ended December 31, 2006. On February 23, 2007, the Company completed the acquisition of the OPIL shares and reorganized its activities into one payment processing services segment beginning January 1, 2007. As of November 7, 2007, as a result of the acquisition of the assets of Wow Wee Limited as discussed in note 7 (a) (i), the Company also operates in the consumer robotic, toy and entertainment products segment in addition to payment processing.

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

20.	Segmented information (continued):
(a)	Information on the operating segments is as follows:

	Consumer
	robotic, toy and
	entertainment	Payment	Eliminations/
	products	processing	unallocated	Consolidated

Year ended December 31, 2007:

Revenues	$11,311	$112,017	$–	$123,328

Transaction processing and cost of sales	9,452	69,233	–	78,685
Selling, general and administrative	3,042	27,080	1,557	31,679
Research and development	431	2,547	300	3,278
Operating leases	96	1,100	–	1,196
	(1,710)	12,057	(1,857)	8,490

Stock-based compensation	22	5,981	254	6,257
Impairment loss	–	22,552	–	22,552
Amortization	1,784	14,081	14	15,879
	(3,516)	(30,557)	(2,125)	(36,198)

Investment income	11	2,783	3,037	5,831

(Loss) earnings from continuing operations before income taxes and non-controlling interest	(3,505)	(27,774)	912	(30,367)

Income tax recovery (provision)	148	(6,604)	471	(5,985)
Non-controlling interest	–	(159)	–	(159)

Net (loss) earnings from continuing operations	$(3,357)	$(34,537)	$1,383	$(36,511)

In 2006 and 2005, the Company only operated in the payment processing segment.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

20.	Segmented information (continued):
(a)	Information on the operating segments is as follows (continued):

	Consumer
	robotic, toy and
	entertainment	Payment	Eliminations/
	products	processing	unallocated	Consolidated

December 31, 2007:

Total assets	$104,560	$140,050	$45,671	$290,281

Total additions to goodwill for the year ended December 31, 2007	37,113	2,406	–	39,519

Total additions to property and equipment and other intangibles for the year ended December 31, 2007
- through business acquisition	43,945	–	–	43,945
- other	1,597	3,112	35	4,744

December 31, 2006:

Total assets	–	202,518	138,019	340,537

Total additions to property and equipment and other intangibles for the year ended December 31, 2006	–	4,264	8	4,272

Included in total assets under the unallocated column for 2006 are $1,506 of assets of discontinued operations. There are no assets of discontinued operations in 2007.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

20.	Segmented information (continued):
(b)	Geographic information is as follows:

Revenues				Property and equipment, goodwill and intangibles
	2007	2006	2005	2007	2006

United States	$86,928	$106,734	$70,020	$58,429	$64,445
Central America	13,539	62,665	53,260	–	–
Canada	7,846	8,953	8,395	19,695	43,611
Europe	11,598	8,840	5,530	1,649	106
Hong Kong	–	–	–	77,965	–
Other	3,417	4,701	7,693	–	–

	$123,328	$191,893	$144,898	$157,738	$108,162

Revenues are attributed to countries based on the location of the customers. The “Other” caption includes countries in Africa, Australia and Asia (excluding Hong Kong).

(c)	Major customers:

The Company has no customers in the current and prior periods from which 10% or more of total revenue is derived.

21.	Related party transactions:

The Company paid consulting fees to a corporation controlled by a director of the Company in the amount of $260 (2006 - $497; 2005 - $458).

The transactions have been recorded at the exchange amount, which is the amount of consideration agreed to by the parties.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

22.	Financial instruments:
(a)	Credit risk:

Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable and restricted cash. Cash is maintained with high-credit, quality financial institutions. Short-term investments consist of discounted notes issued by high-credit, quality corporations. Restricted cash represents funds seized that were on deposit to the credit of company affiliates. Refer to note 16 (f). For accounts receivable, management performs periodic credit evaluations. Allowances are maintained for credit losses consistent with the credit risk, historical trends, general economic conditions and other information.

Customers of the payments business consist of a diverse portfolio of small and medium-sized merchants whose businesses frequently are newly established. As of December 31, 2007 and 2006, the Company provided services to merchants located across the world in a variety of industries. A significant portion of the merchants’ transaction volume comes from card-not-present transactions, which is subject to a higher risk of merchant losses. Management believes that the loss of any single merchant would not have a material adverse effect on its financial condition or results of operations.

(b)	Interest rate risk:

The Company’s exposure to interest rate risk is as follows:

Cash and cash equivalents	Fixed interest rate
Cash held as reserves	Fixed interest rate
Short-term investments and short-term investments held as reserve	Fixed interest rate
Accounts receivable	Non-interest bearing
Restricted cash	Non-interest bearing
Bank indebtedness	Variable interest rate
Accounts payable and accrued liabilities	Non-interest bearing
Customer reserves and security deposits	Non-interest bearing

(c)	Fair value:

Fair value estimates are made as of a specific point in time using available information about the financial instrument. These estimates are subjective in nature and often cannot be determined with precision.

The Company has determined that the carrying values of its short-term financial assets and liabilities are reasonable estimates of their fair values due to the relatively short periods to maturity of these instruments. The Company cannot determine the fair value of the restricted cash. Refer to note 5.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

22.	Financial instruments (continued):
(d)	Foreign exchange:

A portion of the Company’s revenues are denominated in currencies other than the U.S. dollar. This results in financial risk due to fluctuations in the value of the U.S. dollar relative to these currencies. The Company does not use derivative financial instruments to reduce its foreign exchange exposure. Fluctuations in foreign exchange rates could cause unanticipated fluctuations in the Company’s operating results.

23.	Supplemental disclosure of cash flow and other information:
(a)	Net change in operating assets and liabilities:

	2007	2006	2005

Cash and short-term investments held as reserves	$13,491	$3,666	$(4,894)
Restricted cash	(19,183)	-	-
Settlement assets	2,346	13,666	(6,352)
Accounts receivable	1,135	(919)	(3,791)
Inventories	2,465	-	-
Income taxes receivable and refundable investment tax credits receivable	(178)	30	(282)
Prepaid expenses and deposits	(68)	(113)	(262)
Accounts payable and accrued liabilities	(8,704)	(397)	7,363
Income taxes payable	1,223	(3,263)	6,895
Customer reserves and security deposits	(40,573)	(50,525)	34,848

Net change in operating assets and liabilities	$(48,046)	$(37,855)	$33,525

(b)	Cash paid for interest and income taxes:

Interest	$99	$390	$178
Income taxes	2,910	12,590	2,382

(c)	Non-cash transactions:

Tax charge in connection with transfer of payments processing business related to online gaming to OPIL	$–	$–	$13,732
Shares and warrants issued in connection with WowWee acquisition	12,696	–	–

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

23.	Supplemental disclosure of cash flow and other information (continued):
(d)	Cash and cash equivalents:

	2007	2006	2005

Cash and cash equivalents consist of:
Cash balances with banks	$47,193	$59,069	$55,636
Short-term investments, bearing interest (2006 - 5.29% to 5.32%; 2005 - 3.80% to 4.26%)	–	44,853	42,600

	$47,193	$103,922	$98,236

(e)	Foreign exchange:

Included in “selling, general and administrative expenses” in the consolidated statement of operations is a foreign exchange loss of $1,190 in 2007 (2006 - loss of $160; 2005 - loss of $490).

24.	Canadian/U.S. reporting differences:

The consolidated financial statements of the Company are prepared in accordance with Canadian GAAP, which conform, in all material respects, with U.S. GAAP, except as described below:

(a)	Consolidated Balance Sheets:

Differences between Canadian and U.S. GAAP in the presentation of share capital, additional paid-in capital and deficit are as follows:

(i)	Share capital:

	2007	2006

Share capital in accordance with Canadian GAAP	$211,998	$202,252
Stock-based compensation costs on options exercised (1):
Cumulative effect of prior years	39,868	39,868
Change in reporting currency (2)	2,588	2,588

Share capital in accordance with U.S. GAAP	$254,454	$244,708

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

24.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Balance Sheets (continued):
(ii)	Additional paid-in capital:

	2007	2006

Additional paid-in capital in accordance with Canadian GAAP	$29,561	$23,169
Stock-based compensation costs (1):
Cumulative effect of prior years	68,757	68,757
Stock-based compensation costs on options exercised (1):
Cumulative effect of prior years	(39,868)	(39,868)
Change in reporting currency (2)	968	968

Additional paid-in capital in accordance with U.S. GAAP	$59,418	$53,026

(iii)	Deficit:

	2007	2006

Deficit in accordance with Canadian GAAP	$(41,066)	$(4,555)
Stock-based compensation costs (1):
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation to non-employees (1)	(834)	(834)
Change in reporting currency (2)	(1,189)	(1,189)

Deficit in accordance with U.S. GAAP	$(111,846)	$(75,335)

(1)	Stock-based compensation:

For U.S. GAAP purposes, the Company adopted Statement of Financial Accounting Standards (SFAS) No-123R, Share-based Payments, on January 1, 2006, which requires the expensing of all options based on the grant date fair value, over the period during which the employee is required to provide service. The Company adopted SFAS 123R using the modified prospective approach, which requires application of the standard to all awards granted, modified or cancelled after January 1, 2006 and to all awards for which the requisite service has not been rendered as at such date. Previously, effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

24.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Balance Sheets (continued):
(iii)	Deficit (continued):

(1)	Stock-based compensation (continued):

A description of the Company’s stock option plans and OPIL’s restricted share unit plan is presented in note 15.

Additional disclosures required under SFAS 123R are as follows:

		Terra	OPIL
	Stock	options	restricted
	option	and	share
	plan	warrants	unit plan

Aggregate intrinsic value:
Options and restricted share units exercised during the period	$–	$59	$2,625
Options and warrants outstanding and exercisable	–	91	–

The aggregate intrinsic value for outstanding and exercisable options at December 31, 2007 represented the pre-tax intrinsic value based on the Company’s closing stock price at December 31, 2007, which would have been received by option holders had they exercised their securities at that date.

(2)	Change in reporting currency:

In 1998, the Company adopted the U.S. dollar as its reporting currency. Under Canadian GAAP, at the time of change in reporting currency, the historical financial statements were presented using a translation of convenience. Under U.S. GAAP, the financial statements, including prior years, are translated according to the current rate method. Accordingly, the cumulative translation account included as part of accumulated other comprehensive income in shareholders’ equity under Canadian GAAP does not exist for U.S. GAAP purposes.

(b)	Accumulated other comprehensive income (loss):

Accumulated other comprehensive income (loss) under U.S. GAAP, which resulted solely from the translation of the financial statements up to June 30, 2000, the date the Company adopted the United States dollar as its measurement currency, in accordance with the current rate method, is $(3,018) as at December 31, 2007, 2006 and 2005.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

24.	Canadian/U.S. reporting differences (continued):
(c)	Supplementary information:

Under U.S. GAAP, separate disclosure is required for the following statement of operations item. There is no similar requirement under Canadian GAAP.

	2007	2006	2005

Advertising expense	$72	$200	$177

(d)	FIN 48 - Accounting for tax uncertainties:

For U.S. GAAP purposes, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN  48). FIN 48 clarifies the accounting for income taxes recognized in a company’s financial statements in accordance with FASB statement No. 109. FIN 48 prescribes a more-likely-than-not recognition threshold for tax uncertainties. The adoption of FIN 48 resulted in no adjustment to the liability for unrecognized tax benefits. As of the date of adoption, the total amount of unrecognized tax benefits was $11,300, of which $5,400 would impact the annual effective rate if realized. For U.S. GAAP tax purposes, unrecognized tax benefits would be classified as non-current other liabilities. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2007, the total liability for unrecognized tax benefits was approximately $14,500, of which $8,200 would impact the annual effective rate if realized. The increase during the year is represented by foreign exchange fluctuations, additional interest and other increases to the reserve.

The Company and its subsidiaries file income tax returns with federal and provincial tax authorities within Canada. The Company’s foreign affiliates file income tax returns in various jurisdictions, the most significant of which are Ireland, the United Kingdom, the United States and Hong Kong. In general, the Company is subject to examination by taxing authorities for years after 2000. The Canadian tax authorities have commenced examinations of tax returns for certain Canadian subsidiaries for the taxation years 2003 to 2006.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

24.	Canadian/U.S. reporting differences (continued):
(e)	Recent accounting pronouncements:

SFAS No. 141R, Business Combinations:

In December 2007, the FASB issued a revised standard on accounting for business combinations. The major changes to accounting for business combinations include the following: all business acquisitions would be measured at fair value; the existing definition of a business would be expanded; pre-acquisition contingencies would be measured at fair value; most acquisition-related costs would be recognized as expenses as incurred (they would no longer be part of the purchase consideration); obligations for contingent consideration would be measured and recognized at fair value at the acquisition date (measurement would no longer need to wait until the contingency is settled); non-controlling interests would be measured at fair value at the date of acquisition (i.e., 100% of the assets and liabilities would be measured at fair value even when an acquisition is for less than 100%); goodwill, if any, arising on a business combination reflects the excess of the fair value of the acquiree, as a whole, over the net amount of the recognized identifiable assets acquired and liabilities assumed, and would be allocated to the acquirer and the non-controlling interest. The statement is effective for periods beginning on or after January 1, 2009. The Company will apply the standard for acquisitions occurring after this date.

SFAS No. 157 - Fair value measurements:

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to materially impact its consolidated financial statements.

SFAS No. 159 - Fair value option for financial assets and financial liabilities:

This statement permits entities the option to measure financial instruments at fair value (“fair value option”), thereby achieving an offsetting effect for accounting purposes for certain changes in fair value of certain related assets and liabilities without having to apply hedge accounting. The fair value option is applied on an instrument-by-instrument basis to the entire instrument. Items eligible for the fair value option are measured at fair value at specified election dates. The Statement is effective for financial statements issued for fiscal years after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to materially impact its consolidated financial statements.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

24.	Canadian/U.S. reporting differences (continued):
(e)	Recent accounting pronouncements (continued):

SFAS No. 160 - Non-controlling interest in consolidated financial statements:

In December 2007, the FASB issued a revised standard on accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. This statement specifies that non-controlling interests are to be treated as a separate component of equity, not as a liability or other item outside of equity. Because non-controlling interests are an element of equity, increases and decreases in the parent’s ownership interest that leave control intact are accounted for as capital transactions rather than as step acquisitions or generating dilution gains or losses. The carrying amount of the non-controlling interests is adjusted to reflect the changes in ownership interests, and any difference between the amount by which the non-controlling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the controlling interests.

This standard requires net income and comprehensive income to be displayed for both the controlling and the non-controlling interests. Additional required disclosures and reconciliations include a separate schedule that shows the effects of any transactions with the non-controlling interests on the equity attributable to the controlling interests.

The Statement is effective for periods beginning on or after December 15, 2008. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The Company does not expect the adoption of SFAS No. 160 to materially affect its consolidated financial statements.

25.	Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current year’s presentation.

26.	Subsequent event:

In January 2008, WowWee Group Limited, a subsidiary of the Company, entered into an agreement for credit facilities of up to approximately $5,200 (40,000 HKD). Interest is based on the interbank offer and rates in Hong Kong plus 0.75%. The facilities are secured by a guarantee provided by the Company.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 excluded WowWee, which we acquired on November 7, 2007. WowWee is wholly-owned by us and its total assets and total net sales represented less than 10% of our consolidated total assets and less than 10% of our consolidated net sales, respectively, as of and for the year ended December 31, 2007. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission. Other than with respect to the acquisition of WowWee, no changes in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

KPMG LLP (“KPMG”), an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2007, and their report is included herein.

ITEM 9B.	OTHER INFORMATION

We have nothing to report under this item.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages and positions of our directors and executive officers are as follows:

Name	Age	Position
Neil S. Wechsler	41	Co-Chairman, Chief Executive Officer and Director
Holden L. Ostrin	48	Co-Chairman and Director
Gary S. Wechsler, C.A.	50	Treasurer and Chief Financial Officer
Leon P. Garfinkle	47	Senior Vice-President, General Counsel and Secretary
Douglas P. Lewin	38	Senior Vice-President; President, Optimal Payments Inc.
O. Bradley McKenna, C.A	58	Vice-President, Administration and Human Resources
David S. Schwartz, C.A., C.F.A.	38	Chief Financial Officer, Optimal Payments Inc.
Tommy Boman(1)(2)	69	Director
James S. Gertler(1) (3)	41	Director
Henry M. Karp	53	Director
Thomas D. Murphy(1)(2)	54	Director
Stephen J. Shaper	71	Director
Sydney Sweibel(2)(3)	57	Director
Jonathan J. Ginns(3)	43	Director

(1)	Member of Compensation Committee
(2)	Member of the Nominating Committee
(3)	Member of Audit Committee

The number of directors of our company is currently set at nine, divided into three classes. Messrs. Ostrin, Shaper and Boman, as members of a single class of directors, have been elected to hold office until the close of our 2008 annual meeting of shareholders; and Messrs. N. Wechsler, Gertler and Murphy, as members of a single class of directors, have been elected to hold office until the close of our 2009 annual meeting of shareholders. Messrs. Karp, Ginns and Sweibel, as members of a single class of directors, have been elected to hold office until the close of our 2010 annual meeting of shareholders;

Executive officers of our company are appointed annually and serve until their successors are duly appointed and qualified.

There are no family relationships between any of our directors or executive officers, except for Neil S. Wechsler and Gary S. Wechsler, who are brothers.

The business experience of our directors and executives officers for the past five years is as follows:

Neil S. Wechsler has been a director and executive officer of our company since June 1995.

Holden L. Ostrin has been a director and executive officer of our company since June 1996.

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

O. Bradley McKenna, C.A. has been the Vice-President, Administration and Human Resources of our company since June 1999.

David S. Schwartz, C.A., C.F.A. has been the Chief Financial Officer of Optimal Payments Inc. since March 2007. Prior to March 2007, Mr. Schwartz was Chief Financial Officer of FireOne Group plc. Prior to May 2005, Mr. Schwartz was our Vice-President, Investor Relations and Chief Financial Officer of Optimal Services Group Inc. Prior to April 2004, he was Chief Financial Officer of Terra Payments Inc.

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

Thomas D. Murphy has been a director of our company since July 2000. Mr. Murphyis the President of Peak Tech Consulting, a firm that specializes in information technology management and related benefit realization.

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

In accordance with its written charter, the Audit Committee oversees our financial reporting process on behalf of our Board of Directors. Management has the primary responsibility for our consolidated financial statements and the overall reporting process, including our system of financial controls. In fulfilling its oversight responsibilities during fiscal 2007, the Audit Committee:

•

discussed the quarterly and year-to-date financial information contained in each quarterly earnings announcement with senior members of our financial management and KPMG, independent auditors, prior to public release;

•

reviewed our audited consolidated financial statements as of and for the year ended December 31, 2007, as well as the quarterly unaudited consolidated financial statements and earnings release with senior members of our financial management and KPMG;

•	reviewed with our financial management and KPMG their judgments as to the quality, not just the acceptability, of our accounting principles;
•	discussed with KPMG the overall scope and plan for their audit;
•	reviewed our financial controls and financial reporting process;
•	reviewed our litigation matters;

•

reviewed significant financial reporting issues and practices, including judgmental items, change in accounting principles and disclosure practice; pre-approved all services performed by KPMG; met with KPMG, without management present, to discuss the results of their examinations, their evaluation of the effectiveness of internal control over financial reporting; and met with our financial management, without KPMG present, to discuss the quality of services provided by KPMG.

In addition, the Audit Committee has discussed with KPMG their independence from management and our company, including the matters in the written disclosures required by the Independence Standards Board Standard No.1 Independence Discussions with Audit Committee and any matters required to be discussed by Statement on Auditing Standards No. 61 Communications with Audit Committees, as amended, and considered whether the provision of all other non-audit services provided to us by KPMG during fiscal 2007 was compatible with the auditors’ independence.

In reliance on the reviews and discussions referred to above and representations by management that the consolidated financial statements were prepared in accordance with Canadian generally accepted auditing standards and with the standards of the Public Company Accounting Oversight Board (United States), the Audit Committee recommended to our Board of Directors that our consolidated financial statements be included in this annual report on Form 10-K for the fiscal year ended December 31, 2007 for filing with the Commission. The Audit Committee selected KPMG as our independent auditors for the fiscal year ending December 31, 2008.

THE AUDIT COMMITTEE

James S. Gertler, Chairman
Jonathan J. Ginns
Sydney Sweibel

For more specific information concerning the role, independence and responsibilities of our Audit Committee, pleaser refer to our Audit Committee Charter included as Exhibit 99.1 to this Form 10-K.

Audit Committee Financial Expert

Our Board of Directors has determined that each of James S. Gertler, Chairman of the Audit Committee, and Audit Committee member Jonathan J. Ginns is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act, is financially sophisticated for the purpose of Nasdaq Rule 4350(d)(2) and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and greater than 10% stockholders are required by the Exchange Act to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the forms furnished to us, we believe that during 2007 our executive officers and directors complied with all applicable Section 16(a) filing requirements.

Complaint procedures for accounting and auditing matters

In accordance with Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Exchange Act, the Nasdaq Rules prohibit the listing of any company whose audit committee does not, among other things, establish procedures for (a) the receipt, retention, and treatment of complaints received by the company regarding accounting, internal accounting controls, or auditing matters, and (b) the submission by employees of the company on a confidential and anonymous basis, of concerns regarding questionable accounting or auditing matters. Accordingly, our Audit Committee has adopted complaint procedures that are in compliance with the Nasdaq Rules.

Code of Ethics

We have adopted a code of business conduct and ethics for all directors and employees (including officers) within the meaning of the regulations adopted by the Commission under section 406 of the Sarbanes - Oxley Act of 2002. The code has been designed to deter wrongdoing and promote: honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications made by us; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons; and accountability for adherence to the code. The application of the code to the persons it applies to may only be waived by our Board of Directors in accordance with Commission regulations and the Sarbanes - Oxley Act of 2002. A copy of the code is available to the general public at our website at www.optimalgrp.com. In addition, we will disclose on our website any amendment to the code and any waiver of the code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions.

Reporting Status

Although we are incorporated under the Canada Business Corporations Act and our headquarters are in Canada, we are not a foreign private issuer as defined in Rule 3b-4 of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Material factors underlying compensation policies and decisions:

Objectives of the compensation program

The Compensation Committee has overall responsibility with respect to approving and monitoring our executive compensation plans, policies and programs. The Committee’s objective is to promote an executive compensation program that supports our overall objective of rewarding performance thereby enhancing shareholder value. The goals of all executive compensation decision making is to:

•	Offer market competitive total compensation opportunities to attract and retain talented executives.

•	Provide strong links between our performance and total compensation earned – i.e., pay for performance.

•	Emphasize our company’s long-term performance, thus enhancing shareholder value.

Elements of compensation

Executive compensation consists of salary, bonus and equity-based instruments that are designed to reward behaviors consistent with each component.

•

Salary decisions are made in light of market conditions to ensure that our executives have competitive compensation allowing us to retain their knowledge and leadership. The salary of our Co-Chairman and Chief Executive Officer, our Treasurer and Chief Financial Officer and our three other most highly compensated executive officers (being our Named Executive Officers) has been established by contract and is subject to increase from time to time at the discretion of the Board.

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

2)

To retain our best executives, we need to offer an industry competitive compensation model; when compensation decisions are made, we seek to pay compensation at or near the 75th percentile for companies that we view as peers for compensation comparison purposes at the time such decisions are made.

3)	Executive compensation will be evaluated along four dimensions:

a.	Cash compensation, e.g., annual salary and bonus incentives. Bonus incentives are discretionary and are designed to reward the executive for past performance at both the individual and team level.

b.	Equity compensation, e.g., stock options as long-term incentives. These awards are inherently performance-based as the compensation element is tied to performance of our company’s stock price.

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

5)

Compensation reviews, via either external consultants or internal analysis, should be completed in conjunction with compensation decision making, to ensure our model is consistent within our industry and with regulatory guidelines and trends.

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

In November 2007, our Board of Directors approved a grant of options under our stock option plan to certain of our Named Executive Officers and to employees of our recently acquired WowWee business segment. In recommending the option grant to the Board, the Compensation Committee considered the levels of options granted to officers and non-officers in April 2004, being the most recent general grant of options under the stock option plan and the number of common shares remaining available for issuance under the stock option plan.

Bonus-based compensation

Largely due to the passage of the United States Unlawful Internet Gambling Enforcement Act of 2006, management was not in a position to forecast 2007 results of operations with any certainty and therefore no bonus plans or arrangements were established for 2007. In early 2008, bonus payments to the management and personnel of Optimal Payments were proposed to the Compensation Committee by management of the company covering their service during 2007. The bonus proposal was approved, partly in recognition of the financial performance of Optimal Payments and partly to address retention issues that arose throughout the year following workforce reductions. No bonuses were paid to Named Executive Officers, except Doug Lewin in his capacity as officer of Optimal Payments.

No bonus plan or arrangements have as yet been established for 2008.

Material increase or decrease in compensation

There were no material increases or decreases in cash compensation paid to any of the Named Executive Officers in 2007.

Performance Graph

We have included a performance graph that compares the cumulative total shareholder return on our common shares with the Nasdaq composite Index for the five years ended December 31, 2007. The graph sets the beginning value of our common shares and the Nasdaq Composite Index at $100 and assumes that all dividends are reinvested.

Setting Executive Compensation

The Compensation Committee considers a number of factors in setting compensation levels including peer company practices, general legal and regulatory guidelines, overall industry practices and trends, specific financial performance, personal and qualitative performance, and comparisons to overall compensation of all employees.

Since no cash compensation decisions were made in 2007, no review of executive compensation was conducted in 2007.

Accelerated Vesting of FireOne Group RSUs in 2007

In connection with our acquisition, through a wholly owned subsidiary, of all of the outstanding shares of FireOne Group plc at a price of 60 pence sterling per share, the Board of Directors of FireOne Group plc (now known as Optimal Payments (Ireland) Limited) approved the accelerated vesting of all restricted share units (“RSUs”) outstanding FireOne Group plc’s restricted share unit plan in order that the holders of such RSUs could tender the underlying shares of FireOne Group plc to the offer. Payments made in 2007 as a result of this vesting are disclosed in our tables.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of our company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the company’s proxy statement and Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Thomas D. Murphy, Chairman
Tommy Boman
James Gertler

2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compen-sation ($)	Change in pension value and non-qualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)
Neil S. Wechsler Co-
Chairman and Chief	2007	1,395,349	0	1,036,079(2)	65,009(3)	0	0	0(4)(5)	2,496,437
Executive Officer	2006	1,322,401	410,000	272,652	0	0	0	0	2,005,053
Holden L. Ostrin	2007	1,395,349	0	1,036,079(2)	65,009(3)	0	0	48,885(5)(6)	2,545,322
Co-Chairman	2006	1,322,401	410,000	272,652	0	0	0	46,534	2,051,587
Gary S. Wechsler
Treasurer and Chief	2007	680,233	0	394,697(2)	30,337(3)	0	0	0(4)	1,105,267
Financial Officer	2006	644,671	285,000	103,868	0	0	0	0	1,033,539
Douglas P. Lewin
President, Optimal	2007	360,269	139,535	394,697(2)	0	0	0	12,950(7)	896,019
Payments Inc.	2006	321,458	392,312	103,868	0	0	0	16,348	833,986
Leon P. Garfinkle
Senior Vice-President
General Counsel and
Secretary (8)	2007	411,860	0	345,360(2)	21,670(3)	0	0	0(4)	778,890

(1)	We pay salary in Canadian dollars. The average exchange rate used for 2006 and 2007 used to convert these salaries into dollars were: US$1.00=Cdn$1.1343 (2006) and US$1.00=Cdn$1.0750 (2007).
(2)

Reflects the full amount of the previously unamortized accounting expense that was recognized for financial statement reporting purposes for 2007 in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). In connection with an offer by Optimal Acquisition Inc., our subsidiary, for all the issued and outstanding shares of our then majority owned subsidiary, FireOne Group plc (based on the fair value of each FireOne share underlying the RSUs on the date of the grant – fair value was determined to be the exercise price at the date of the grant, as the exercise price of the RSU’s was a nominal amount). As a result of that transaction, all outstanding FireOne Group plc RSUs held by our employees became vested and were paid. The actual value realized by our executives was: Mr. Neil Wechsler $409,751, Mr. Ostrin $409,770, Mr. Gary Wechsler $167,571, Mr. Lewin $144,542 and Mr. Garfinkle $175,809, which amounts are disclosed below on our Option Exercises and Stock Vested table and the Non-Qualified Deferred Compensation table.

(3)

Reflects the expense recognized for financial statement reporting purposes for fiscal year 2007 in accordance with SFAS 123(R). We determined the fair value of the options issued using the Black-Scholes option pricing model with the following assumptions: Expected volatility - 56.31%, Expected life in years - 7, Risk-free interest rate - 3.74% and Expected dividend rate - 0%.

(4)	The dollar value of all perquisites and other personal benefits or property was less than $10,000.
(5)	Perquisites for both the Co-Chairman and Chief Executive Officer and the Co-Chairman include the payment of life insurance premiums. See “Executive Employment and Separation Agreements.”
(6)	The perquisites include the interest free benefit of a home loan granted in 1996 amounting to $4,451 and life insurance premiums amounting to $44,434.
(7)

The perquisites include life insurance premiums, a car allowance, parking, fitness subsidy and a payment by us to the executive calculated based on the executive’s contribution to his individual Registered Retirement Savings Plan. This employer payment is not tax deferred.

(8)

Mr. Garfinkle was not a Named Executive Officer in 2006; accordingly, only compensation for 2007 is shown in the Summary Compensation Table. Mr. Garfinkle has been the Company’s Senior Vice-President General Counsel and Secretary since July 2000.

2007 GRANTS OF PLAN - BASED AWARDS

		All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh) (1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Grant Date	Maximum (#)
Neil S. Wechsler
Co-Chairman and
Chief Executive Officer	11/12/07	0	375,000	4.21	949,125
Holden L. Ostrin
Co-Chairman	11/12/07	0	375,000	4.21	949,125
Gary S. Wechsler
Treasurer and Chief Financial Officer	11/12/07	0	175,000	4.21	442,925
Douglas P. Lewin
President, Optimal Payments Inc.	-	0	0	0	0
Leon P. Garfinkle
Senior Vice-President,
General Counsel and Secretary	11/12/07	0	125,000	4.21	316,375

(1)

The Board established the exercise price for stock options based on the closing market price per common share on the trading day prior to the grant date. As a result, for these grants, the exercise price of $4.21 was higher than the closing price on the date of grant of $4.17 per share.

(2)

The value of the stock awards is based on the fair value as of the grant date as determined under SFAS 123R. We determined the fair value using the Black-Scholes option pricing model with the following assumptions: Expected volatility - 56.31%, Expected life in years - 7, Risk-free interest rate - 3.74% and Expected dividend rate - 0%.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END – DECEMBER 31, 2007

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities under-lying unexer-cised options (#) Unexerci-sable	Option exercise price ($) USD	Option expiration date	Number of shares or units of stock that have not vested (#)(2)	Market value of shares or units that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Neil S. Wechsler
Co-Chairman and	0	375,000(1)	4.21	November 12, 2014
Chief Executive Officer	870,000	0	7.10	April 29, 2009	0	0	0	0
Holden L. Ostrin	0	375,000(1)	4.21	November 12, 2014
Co-Chairman	870,000	0	7.10	April 29, 2009	0	0	0	0
Gary S. Wechsler
Treasurer and Chief	0	175,000(1)	4.21	November 12, 2014
Financial Officer	420,000	0	7.10	April 29, 2009	0	0	0	0
	121,039	0	7.10	April 29, 2009
Douglas P. Lewin	22,077	0	7.43	April 4, 2009
President, Optimal	15,862	0	11.02	January 30, 2009
Payments Inc.	1,889	0	5.37	May 26, 2008	0	0	0	0
Leon P. Garfinkle
Senior Vice-President,
General Counsel and	0	125,000(1)	4.21	November 12, 2014
Secretary	125,000	0	7.10	April 29, 2009	0	0	0	0

(1)	50% of the options issued will vest on November 12, 2008 and 50% will vest on November 12, 2009.
(2)

In connection with an offer by Optimal Acquisition Inc., our subsidiary, for all the issued and outstanding shares of our then majority owned subsidiary, FireOne Group plc, all outstanding FireOne Group plc RSUs held by our employees became vested in January 2007. As a result, the named executive officers had no outstanding stock awards at fiscal year end, December 31, 2007.

OPTION EXERCISES AND STOCK VESTED DURING 2007

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Neil S. Wechsler Co-Chairman
and Chief Executive Officer	0	0	346,906	409,751
Holden L. Ostrin
Co-Chairman	0	0	346,922	409,770
Gary S. Wechsler Treasurer
and Chief Financial Officer	0	0	141,870	167,571
Douglas P. Lewin President,
Optimal Payments Inc.	0	0	122,373	144,542
Leon P. Garfinkle
Senior Vice-President, General
Counsel and Secretary	0	0	148,844	175,809

(1)

In connection with an offer by Optimal Acquisition Inc., our subsidiary, for all the issued and outstanding shares of our then majority owned subsidiary, FireOne Group plc, all outstanding FireOne Group plc RSUs held by our employees became vested and the underlying shares were purchased on January 26, 2007 for an amount equal to $1.18 per FireOne Group plc share. These RSU distributions are also disclosed below on the Non Qualified Deferred Compensation table for 2007

NONQUALIFIED DEFERRED COMPENSATION FOR 2007

For purposes of this table, the Company treated RSUs issued by our subsidiary, FireOne Group plc, as non-qualified deferred compensation, because participants, other than U.S. taxpayers were allowed to select the date of payment. No further non-qualified deferred compensation is offered by our company.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)(1) (2)	Aggregate Balance at Last FYE ($)
Neil S. Wechsler	0	0	0	409,751	0
Holden L. Ostrin	0	0	0	409,770	0
Gary S. Wechsler	0	0	0	167,571	0
Douglas P. Lewin	0	0	0	144,542	0
Leon P. Garfinkle	0	0	0	175,809	0

(1)

In connection with an offer by Optimal Acquisition Inc., our subsidiary, for all the issued and outstanding shares of our then majority owned subsidiary, FireOne Group plc, all outstanding FireOne Group plc RSUs held by our employees became vested and the underlying shares were purchased on January 26, 2007 for an amount equal to $1.18 per FireOne Group plc share.

(2)

Reflects the amounts actually realized which were less than unamortized accounting expense that was recognized for the financial statement reporting purposes for 2007 in accordance with SFAS 123(R). Please refer to footnote 2 of the 2007 Summary Compensation Table.

FireOne Group plc Restricted Share Unit Plan

The amounts set forth in the table above represent deferred compensation in respect of RSUs of our subsidiary FireOne Group plc held by the Named Executive Officers. Under the terms of the FireOne Group plc RSU plan, the executives were awarded RSUs that vest over time. Following vesting, the shares underlying the RSUs are delivered to the executive on a pre-determined fixed date if he is a U.S. taxpayer; however, if the executive is not a U.S. taxpayer, he can elect when to receive such shares and thus the shares constitute deferred compensation until the time of receipt of such shares. The executive was required to pay a nominal “exercise price” of 0.02 Euros per share at the time the executive received the shares. In connection with an offer by Optimal Acquisition Inc., our subsidiary, for all the issued and outstanding shares of our then majority owned subsidiary, FireOne Group plc, all outstanding FireOne Group plc RSUs held by our employees became vested and the underlying shares were purchased on January 26, 2007 for an amount equal to $1.18 per FireOne Group plc share. No further non-qualified deferred compensation is offered by our company.

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

If we terminate Mr. Wechsler’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, (i) we will pay to him a lump sum amount equal to two times the sum of the highest salary and bonus paid to him during the term of his employment – as at December 31, 2007, this amount would have totaled $4,088,268, (ii) all options held by him shall become immediately exercisable and we will compensate him for the determined value of his options if he is required by the terms of our option plan to exercise his options before their expiry date due to the termination of his employment – as at December 31, 2007, the exercise price of all options was greater than the market price therefore no amount would be payable, (iii) the term insurance, for which we have been reimbursing premiums, will be converted to a level deposit premium insurance policy to age 80, for which we will pay the premiums – as at December 31, 2007, the total premium for such a policy would have amounted to $1,112,085, and (iv) we will acquire medical insurance coverage for Mr. Wechsler and his family for a period of five years, equivalent to the coverage already enjoyed by him as a senior officer of our company – as at December 31, 2007, the cost of such coverage would have been $27,989. Mr. Wechsler’s agreement also provides for the forgiveness of any indebtedness of his to the company if he leaves the employment of our company for any reason – as at December 31, 2007, Mr. Wechsler was not indebted to our company.

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

If we terminate Mr. Ostrin’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, (i) we will pay to him a lump sum amount equal to two times the sum of the highest salary and bonus paid to him during the term of his employment – as at December 31, 2007, this amount would have totaled $4,088,268, (ii) all options held by him shall become immediately exercisable and we will compensate him for the determined value of his options if he is required by the terms of our option plan to exercise his options before their expiry date due to the termination of his employment – as at December 31, 2007, the exercise price of all options was greater than the market price therefore no amount would be payable, (iii) the term insurance, for which we have been reimbursing premiums, will be converted to a level deposit premium insurance policy to age 80, for which we will pay the premiums – as at December 31, 2007, the total premium for such a policy would have amounted to $1,378,113, and (iv) we will acquire medical insurance coverage for Mr. Ostrin and his family for a period of five years, equivalent to the coverage already enjoyed by him as a senior officer of our company – as at December 31, 2007, the cost of such coverage would have been $27,989. Mr. Ostrin’s agreement also provides for the forgiveness of any indebtedness of his to the company if he leaves the employment of our company for any reason – as at December 31, 2007, Mr. Ostrin was indebted to our company in the amount of $85,746 on account of a home loan granted to him in 1996.

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

If we terminate Mr. Wechsler’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, (i) we will pay to him a lump sum amount equal to two times the sum of the highest salary and bonus paid to him during the term of his employment – as at December 31, 2007, this amount would have totaled $2,219,914, (ii) all options held by him shall become immediately exercisable and we will compensate him for the determined value of his options if he is required by the terms of our option plan to exercise his options before their expiry date due to the termination of his employment – as at December 31, 2007, the exercise price of all options was greater than the market price therefore no amount would be payable, and (iii) the term insurance, for which we have been reimbursing premiums, will be converted to a level deposit premium insurance policy to age 80, for which we will pay the premiums – as at December 31, 2007, the total premium for such a policy would have amounted to $897,893. Mr. Wechsler’s agreement also provides for the forgiveness of any indebtedness of his to the company if he leaves the employment of our company for any reason – as at December 31, 2007, Mr. Wechsler was not indebted to our company.

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

If we terminate Mr. Lewin’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, (i) we will pay to him a lump sum amount equal to one and one-half times the sum of the highest salary and bonus paid to him during the term of his employment – as at December 31, 2007, this amount would have totaled $1,255,926, and (ii) all options held by him shall become immediately exercisable and we will compensate him for the determined value of his options if he is required by the terms of our option plan to exercise his options before their expiry date due to the termination of his employment – as at December 31, 2007, the exercise price of all options was greater than the market price therefore no amount would be payable.

Mr. Lewin’s agreement also contains a covenant on the part of Mr. Lewin not to compete with our company for a period of 12 months following the date upon which he ceases to be an employee of our company.

Leon P. Garfinkle

Our agreement with Mr. Garfinkle was entered into on July 18, 2000. Under the terms of his agreement, Mr. Garfinkle receives a minimum annual salary and is entitled to participate in any bonus plan for senior executives that might be established by our Board of Directors.

If we terminate Mr. Garfinkle’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, we will pay to him a lump sum amount equal to three times the sum of his then current annual salary and the most recent annual bonus paid to him. As at December 31, 2007, this amount would have totaled $2,145,513.

Mr. Garfinkle’s agreement also contains a covenant on the part of Mr. Garfinkle not to compete with our company for a period of 24 months following the date upon which he ceases to be an employee of our company.

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

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash	Stock Awards ($) (1)	Option Awards ($) (3)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings	All Other Compen-sation ($)	Total ($)
Tommy Boman	2007	$56,000	0	$7,801	0	0	0	$63,801
James S. Gertler	2007	$67,000	0	$7,801	0	0	0	$74,801
Jonathan J. Ginns	2007	$52,000	0	$7,801	0	0	0	$59,801
Henry M. Karp	2007	$46,000	0	$20,803	0	0	0	$66,803
Thomas D. Murphy	2007	$62,000	0	$7,801	0	0	0	$69,801
Sydney Sweibel	2007	$56,000	0	$7,801	0	0	0	$63,801
Stephen J. Shaper	2007	0 (5)	$296,022(2)	$7,801	0	0	272,349(5)	$576,172

(1)

In connection with an offer by Optimal Acquisition Inc., our subsidiary, for all the issued and outstanding shares of our then majority owned subsidiary, FireOne Group plc, all outstanding FireOne Group plc RSUs held by our directors became vested in January 2007. There was no unamortized accounting expense that was recognized for financial statement reporting purposes for Messrs. Boman, Gertler, Ginns, Karp, Murphy and Sweibel for the year 2007, as the vesting of all of their RSU’s was accelerated in 2005 and all expenses were taken in that year. Mr. Shaper was awarded RSU’s in 2006. As a result, each director had no outstanding stock awards at fiscal year end, December 31, 2007.

(2)

This reflects the full amount of the previously unamortized accounting expense that was recognized for financial statement reporting purposes for 2007 in accordance with SFAS 123(R). The full amount (based on the fair value of each FireOne Group plc share underlying the RSUs on the date of the grant – fair value was determined to be the exercise price at the date of the grant, as the exercise price of the RSU’s was a nominal amount) was recognized during 2007 in connection with an offer by Optimal Acquisition Inc., our subsidiary, for all the issued and outstanding shares of our then majority owned subsidiary, FireOne Group plc. As a result of that transaction, all outstanding FireOne Group plc RSUs held by the director became vested and was paid. The actual value realized by the director was $146,508.

(3)

This reflects the expense recognized for financial statement reporting purposes for 2007 in accordance with SFAS 123(R) for grants during 2007. Each of Messrs. Boman, Gertler, Ginns, Murphy, Sweibel and Shaper received 45,000 stock options with a grant date fair value of $113,895 and Mr. Karp received 120,000 stock options with a grant date fair value of $303,720, the options were issued on November 12, 2007 and will vest in equal installments on the each of the first two anniversaries of the grant. We determined the fair value using the Black-Scholes option pricing model with the following assumptions: Expected volatility - 56.31%, Expected life in years - 7, Risk-free interest rate - 3.74% and Expected dividend rate - 0%.

(4)

As of December 31, 2007, our directors held the following number of outstanding stock options: Mr. Boman 83,399; Mr. Gertler 131,250; Mr. Ginns 115,000; Mr. Karp 990,000; Mr. Murphy 98,959; Mr. Sweibel 115,000 and Mr. Shaper 230,811.

(5)

Mr. Shaper is an employee of our company and earned no separate director fees in 2007. His salary for the year was $12,101 and a company that he controls also provides consulting services to the Company amounting to $260,248 for the year.

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

Upon its establishment, 3,000,000 common shares were authorized for issuance pursuant to options granted under the 1997 Plan. In each of 2000 and 2001, shareholders approved an additional 3,000,000 shares for issuance under the 1997 Plan. As at February 29, 2008, 3,246,028 common shares had been issued under the 1997 Plan and 5,538,541 options were outstanding under the 1997 Plan, leaving 215,431 common shares available for issuance pursuant to future option grants under the 1997 Plan.

In accordance with the terms of our January 20, 2004 combination agreement with Terra Payments, pursuant to which we acquired Terra Payments on April 6, 2004, we assumed all of the options outstanding under the Terra Payments share option plan, which now represent options to purchase common shares. As at February 29, 2008, 399,067 common shares had been issued upon the exercise of Terra Payments options and an additional 274,822 common shares underlie the outstanding balance of the Terra Payments options.

Equity Compensation Plan Information

The following table sets forth the number of common shares to be issued upon exercise of outstanding options, rights and warrants issued pursuant to our equity compensation plans, the weighted average exercise price of such options, rights and warrants and the number of common shares remaining available for future issuance under our equity compensation plans, all as at December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($/Share)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by security holders (1)	5,538,541	6.26	215,431
Equity compensation plans not approved by security holders (2)	134,113	7.43	Nil
Equity compensation plans not approved by security holders (2)	140,709	Cdn$ 8.26	Nil
Total	5,813,363	6.34(3)	215,431

(1)	The 1997 Plan (referred to under “Executive Compensation – Options to Purchase Securities,” above), is our only equity compensation plan that has been approved by shareholders.
(2)

Our only equity compensation plan not approved by our shareholders is the share option plan of Terra Payments, which we assumed in accordance with the terms of our acquisition of Terra Payments on April 6, 2004.

(3)

The figure includes the weighted average exercise price of 140,709 share purchase options having a Canadian dollar exercise price which was converted at the closing rate on December 31, 2007 of US$1.00=Cdn$0.9913.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 29, 2008, certain information regarding the beneficial ownership of our common shares by (i) each person known to us to be a beneficial owner of more than 5% of the common shares of our company, (ii) each director and Named Executive Officer of our company and (iii) all directors and executive officers of our company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership in Optimal Group	Percent of Ownership in Optimal Group
William Blair & Company, L.L.C
222 W Adams
Chicago, IL, 60606	2,519,381(1)	9.70%
Sell Point Holdings Limited
Unit 301 A-C, Energy Plaza, 92 Granville Road
Tsimshatsui East, Kowloon, Hong Kong	2,169,197(2)	8.35%
Jay Goldman Asset Management, L.L.C.
C/O J. Goldman & Co. LP
152 West 57th Street
New York, NY 10019	2,040,034(3)	7.85%
Renaissance Technologies LLC
800 Third Avenue
New York, New York, 10022	1,572,623(4)	6.06%
Neil S. Wechsler
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1	1,015,607(5)	3.78%
Holden L. Ostrin
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1	1,012,857(5)	3.77%

Henry M. Karp
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1	1,012,857(6)	3.77%
Gary S. Wechsler
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1	602,857(7)	2.28%
Stephen J. Shaper
325 Ripple Creek
Houston, TX, 77024	205,826(8)	**
Douglas P. Lewin
3500 de Maisonneuve Blvd West, 7th Floor
Westmount, PQ, H3Z 3C1	160,867(9)	**
Leon P. Garfinkle
3500 de Maisonneuve Blvd West, 17th Floor,
Westmount, PQ, H3Z 3C1	128,000(10)	**
James S. Gertler
62 West 62nd Street
New York, NY, 10023	86,550(11)	**
Jonathan J. Ginns
1133 Connecticut Avenue, NW Suite 700,
Washington, DC, 200036	70,000 (12)	**
Sydney Sweibel
3449 du Musee Avenue,
Montreal, PQ, H3G 2C8	70,453 (12)	**
Thomas D. Murphy
1208 Highcrest Lane,
Colorado Springs, CO, 80921	58,959(13)	**
Tommy Boman
30 Oyster Landing Road,
Hilton Head, SC, 29928	38,172(14)	**
All directors and executive officers as a group (14 persons)	4,652,265(15)	15.53%

**	Does not exceed one percent (1%)

(1)

The address of this beneficial owner is 222 West Adam Street, Chicago, IL 60606. According to the Schedule 13G/A, dated January 9, 2008, filed with the United States Securities and Exchange Commission by this beneficial owner, William Blair & Company, L.L.C. is a broker dealer and investment advisor holding sole voting and sole dispositive power over all 2,519,381 shares. The information in this table is based exclusively on the most recent Schedule 13G filed by this beneficial owner with the United States Securities and Exchange Commission. We make no representation as to the accuracy or completeness of the information reported.

(2)

The address of this beneficial owner is Unit 301 A-C, Energy Plaza, 92 Granville Road, Tsimshatsui East, Kowloon, Hong Kong. According to the Schedule 13G, dated December 12, 2007, filed with the United States Securities and Exchange Commission by this beneficial owner, Sell Point Holdings Limited is a corporation holding sole voting and sole dispositive power over all 2,169,197 shares. Except for the name of this beneficial owner, which is erroneously stated in the Schedule 13G to be Sell Points Holding Inc., the information in this table is based exclusively on the most recent Schedule 13G filed by this beneficial owner with the United States Securities and Exchange Commission. We make no representation as to the accuracy or completeness of the information reported. Sell Point Holdings Limited was formerly known as Wow Wee Limited.

(3)

The address of this beneficial owner is C/O J. Goldman & Co. LP, 152 West 57th Street, New York, NY 10019. According to the Schedule 13G/A, dated February 14, 2008, filed with the United States Securities and Exchange Commission by Jay Goldman Asset Management, L.L.C., J. Goldman Capital GP LLC, Jay G. Goldman, Newberg Family Trust u/d/t 12/18/90 and Bruce L. Newberg, Jay Goldman Asset Management, L.L.C. has shared voting power and shared dispositive power over 543,781 shares; J. Goldman Capital GP LLC has shared voting power and shared dispositive power over 489,238 shares; Jay G. Goldman has shared voting power and shared dispositive power over 1,033,019 shares; Newberg Family Trust u/d/t 12/18/90 has shared voting power and shared dispositive power over 1,007,015 shares and Bruce l. Newberg has shared voting power and shared dispositive power over 1,007,015 shares. The information in this table is based exclusively on the most recent Schedule 13G filed by these beneficial owners with the United States Securities and Exchange Commission. We make no representation as to the accuracy or completeness of the information reported.

(4)

The address of this beneficial owner is 800 Third Avenue, New York, NY, 10022. According to the Schedule 13G, dated February 12, 2008, filed with the United States Securities and Exchange Commission by Renaissance Technologies LLC and James H. Simons, Renaissance Technologies LLC is an investment advisor and James H. Simons is a control person of Renaissance Technologies LLC. Each of Renaissance Technologies LLC and James H. Simons has sole voting power over 1,544,835 shares and sole dispositive power over 1,572,623 shares. The information in this table is based exclusively on the most recent Schedule 13G filed by these beneficial owners with the United States Securities and Exchange Commission. We make no representation as to the accuracy or completeness of the information reported.

(5)	Includes 870,000 common shares underlying vested options. Excludes 375,000 common shares underlying unvested options.
(6)	Includes 870,000 common shares underlying vested options. Excludes 120,000 common shares underlying unvested options.

(7)	Includes 420,000 common shares underlying vested options. Excludes 175,000 common shares underlying unvested options.
(8)	Includes 185,811 common shares underlying vested options. Excludes 45,000 common shares underlying unvested options.
(9)	Includes 160,867 common shares underlying vested options.

(10)  Includes 125,000 common shares underlying vested options. Excludes 125,000 common shares underlying unvested options.

(11)	Includes 86,250 common shares underlying vested options. Excludes 45,000 common shares underlying unvested options.
(12)	Includes 70,000 common shares underlying vested options. Excludes 45,000 common shares underlying unvested options.
(13)	Includes 53,959 common shares underlying vested options. Excludes 45,000 common shares underlying unvested options.
(14)	Includes 35,000 common shares underlying vested options. Excludes 45,000 common shares underlying unvested options.
(15)	Includes 3,986,119 common shares underlying vested options. Excludes 1,455,000 common shares underlying unvested options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Stephen Shaper provides us with consulting services and, as a result, in 2007 we incurred approximately $260,000 (2006 - $497,000) to Middlemarch Capital Corporation, a company under his control.

Our Board of Directors has not adopted a formal policy pertaining to the review, approval and ratification of related party transactions.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Upon the recommendation of our Audit Committee, our shareholders appointed KPMG as our independent auditors for the fiscal year ended December 31, 2007.

Fees Incurred by our Company for KPMG

The following table shows the fees paid or accrued by our company for the audit and other services provided by KPMG for fiscal 2007 and 2006(1).

	2007	2006

Audit Fees(2)	$984,884	$1,237,788
Audit-Related Fees(3)	48,788	81,989
Tax Fees(4)	56,651	127,603
All Other Fees(5)	134,219	141,056

Total	$1,224,542	$1,588,436

(1)	We pay fees to KPMG in Canadian dollars. The respective average exchange rates for 2007 and 2006 used to convert these fees into dollars were: US$1.00=Cdn$1.0750 (2007) and US$1.00=Cdn$1.1343 (2006).
(2)

Audit fees represent fees for professional services provided in connection with the audit of our consolidated financial statements, the review of our quarterly financial statements and the statutory audit of various foreign subsidiaries.

(3)	Audit-related fees represent primarily fees for sundry accounting consultations.
(4)	Tax fees related to assistance in preparing corporate tax returns, claiming research and development tax credits and sundry tax consultations.
(5)	All other fees relates primarily to financial due diligence in connection with acquisitions.

The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent auditors and associated fees up to a maximum for any one non-audit service of $50,000, provided that the Chairman shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting. The Audit Committee has also delegated to our Chief Financial Officer the authority to pre-approve the following non-audit services to be performed by our independent auditors, provided that the Chief Financial Officer shall report any decisions to pre-approve such non-audit services and fees to the full Audit Committee at its next regular meeting: tax advisory services of up to Cdn$60,000 during each fiscal year, provided that no individual mandate is estimated by our independent auditors to cost in excess of Cdn$20,000; acquisition-related financial due diligence services of up to Cdn$150,000 during each fiscal year, provided that no individual mandate is estimated by our independent auditors to cost in excess of Cdn$25,000; and, other, general services of up to Cdn$60,000 during each fiscal year, provided that no individual mandate is estimated by our independent auditors to cost in excess of Cdn$10,000. Approximately 49% of the audit-related and non-audit services performed by our independent auditors in 2007 were approved by the Chairman of the Audit Committee or our Chief Financial Officer through the pre-approval policies.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Exhibit

3.1	Certificate and Articles of Continuance (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, file 333-4950, filed with the Commission on October 24, 1996)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, File No. 0-28572, filed with the Commission on March 8, 1999)

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

10.15	Recommended cash offer by Optimal Acquisition Inc. for FireOne Group plc (incorporated by reference to Exhibit 99 to the Company’s Form 8-K, filed with the Commission on December 18, 2006)

10.16

Employment Agreement with Douglas P. Lewin (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 15, 2007)

10.17

Amendment to Employment Agreement with Douglas P. Lewin (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 15, 2007)

10.18

Employment Agreement with Benjamin A. Dalfen (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 15, 2007)

10.19

Asset Purchase Agreement dated September 26, 2007 among Optimal Group Inc., Wow Wee Limited, Wow Wee Group Company, WowWee Marketing, Inc., Power Assets Pacific Ltd., Richard Yarnofsky, Peter Yanofsky, David Goldhar, and Eric Lau Tung Ching (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on October 2, 2007)

10.20

Amendment dated as of November 7, 2007 to Asset Purchase Agreement dated September 26, 2007 among Optimal Group Inc., Wow Wee Limited, Wow Wee Group Company, WowWee Marketing, Inc., Power Assets Pacific Ltd., Richard Yarnofsky, Peter Yanofsky, David Goldhar, and Eric Lau Tung Ching (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on November 13, 2007)

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

March 13, 2008	Optimal Group Inc.

	By:	/s/ NEIL S. WECHSLER
Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GARY S. WECHSLER
Gary S. Wechsler, Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 13, 2008	By:	/s/ NEIL S. WECHSLER
Neil S. Wechsler, Director

March 13, 2008	By:	/s/ HOLDEN L. OSTRIN
Holden L. Ostrin, Director

March 13, 2008	By:	/s/ TOMMY BOMAN
Tommy Boman, Director

March 13, 2008	By:	/s/ JAMES S. GERTLER
James S. Gertler, Director

March 13, 2008	By:	/s/ JONATHAN J. GINNS
Jonathan J. Ginns, Director

March 13, 2008	By:	/s/ HENRY M. KARP
Henry M. Karp, Director

March 13, 2008	By:	/s/ THOMAS D. MURPHY
Thomas D. Murphy, Director

March 13, 2008	By:	/s/ STEPHEN J. SHAPER
Stephen J Shaper, Director

March 13, 2008	By:	/s/ SYDNEY SWEIBEL
Sydney Sweibel, Director