Form 10-Q
period 2008-05-08
OPTIMAL GROUP INC
filed 2008-05-08
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

Commission file number 0-28572.

OPTIMAL GROUP INC.
(Exact name of registrant as specified in its charter)

Canada	98-0160833
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3500 de Maisonneuve Blvd. West, Suite 800,	(514) 738-8885
Montreal, Quebec, Canada, H3Z 3C1
(Address of principal executive offices and postal code)	(Registrant telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act (Check one):

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes ☐ No ☒

At May 7, 2008, the registrant had 25,862,690 common shares designated as Class “A” shares (without nominal or par value) outstanding.

OPTIMAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements of

(Unaudited)

OPTIMAL GROUP INC.

Three-month periods ended March 31, 2008 and 2007

(expressed in U.S. dollars)

OPTIMAL GROUP INC.

Consolidated Financial Statements

(Unaudited)

Three-month periods ended March 31, 2008 and 2007

(expressed in U.S. dollars)

Financial Statements

Consolidated Balance Sheets	4
Consolidated Statements of Operations and Comprehensive Loss	5
Consolidated Statements of Shareholders’ Equity	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8

OPTIMAL GROUP INC.
Consolidated Balance Sheets
(Unaudited)

March 31, 2008 and December 31, 2007
(expressed in thousands of U.S. dollars)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$45,702	$47,193
Cash held as reserves	6,013	6,869
Short-term investments	6,701	12,477
Short-term investments held as reserves	1,795	1,710
Settlement assets	2,323	4,715
Accounts and other receivables	13,398	18,513
Inventories	7,859	3,103
Income taxes receivable and refundable investment tax credits	3,479	4,169
Prepaid expenses and deposits	1,605	1,958
Future income taxes	726	714
	89,601	101,421

Restricted cash (note 7 (d))	19,183	19,183
Property and equipment	5,690	4,670
Goodwill (note 4)	66,047	66,210
Intangible assets (note 4)	82,094	86,858
Future income taxes	6,626	6,200
Other asset	5,739	5,739

	$274,980	$290,281
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$40,333	$47,083
Customer reserves and security deposits	20,219	21,324
Income taxes payable	8,071	7,251
Future income taxes	1,270	1,270
	69,893	76,928

Future income taxes	11,180	11,648

Shareholders' equity:
Share capital	211,152	211,998
Warrants	2,696	2,696
Additional paid-in capital	30,655	29,561
Deficit	(49,112)	(41,066)
Accumulated other comprehensive loss	(1,484)	(1,484)
	193,907	201,705
Contingencies (note 7)
	$274,980	$290,281

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except per share amounts)

	2008	2007

Revenues	$31,251	$30,066

Expenses:
Transaction processing and cost of sales	19,395	18,673
Selling, general and administrative	12,580	7,671
Amortization of intangibles pertaining to transaction processing and cost of sales	4,764	3,109
Amortization of equipment pertaining to cost of sales	829	-
Amortization of equipment pertaining to selling, general and administrative	305	334
Stock-based compensation pertaining to selling, general and administrative	571	5,997
Research and development	1,595	663
Operating leases	420	232

Loss before undernoted item	(9,208)	(6,613)

Investment income	446	1,901

Loss before income tax (recovery) provision and non-controlling interest	(8,762)	(4,712)

Income tax (recovery) provision	(716)	781

Loss before non-controlling interest	(8,046)	(5,493)

Non-controlling interest	-	(159)

Net loss and comprehensive loss	$(8,046)	$(5,652)

Weighted average number of shares	25,130,853	23,852,962

Loss per share:
Basic	$(0.32)	$(0.24)
Diluted	(0.32)	(0.24)

      See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars)

						Accu-
						mulated
				Addi-		other
				tional		compre-
	Class “A” shares			paid-in		hensive
	Number	Dollars	Warrants	capital	Deficit	loss	Total

Balance, December 31, 2007	25,983,148	$211,998	$2,696	$29,561	$(41,066)	$(1,484)	$201,705

Cancellation of shares pursuant to stock buyback program (note 5)	(103,660)	(846)	–	523	–	–	(323)

Stock-based compensation (note 8)	–	–	–	571	–	–	571

Net loss	–	–	–	–	(8,046)	–	(8,046)

Balance, March 31, 2008	25,879,488	$211,152	$2,696	$30,655	$(49,112)	$(1,484)	$193,907

Balance, December 31, 2006	23,849,090	$202,252	$–	$23,169	$(4,555)	$(1,484)	$219,382

Exercise of stock options:
Cash proceeds	4,078	18	–	–	–	–	18
Ascribed value	–	22	–	(22)	–	–	–

Stock-based compensation (note 8)	–	–	–	5,997	–	–	5,997

Net loss	–	–	–	–	(5,652)	–	(5,652)

Balance, March 31, 2007	23,853,168	$202,292	$–	$29,144	$(10,207)	$(1,484)	$219,745

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars)

	2008	2007

Cash flows from (used in) operating activities:
Net loss	$(8,046)	$(5,652)
Adjustments for items not affecting cash:
Non-controlling interest	-	159
Amortization	5,898	3,443
Future income taxes	(1,093)	(576)
Stock-based compensation	571	5,997
Foreign exchange	(6)	(30)
Net change in operating assets and liabilities (note 11 (a))	(3,295)	(23,289)
	(5,971)	(19,948)

Cash flows from (used in) financing activities:
Repurchase of Class "A" shares	(323)	-
Proceeds from exercise of RSUs in OPIL	-	58
Proceeds from issuance of Class "A" shares	-	18
Decrease in bank indebtedness	-	(8,581)
	(323)	(8,505)

Cash flows from (used in) investing activities:
Purchase of equipment and intangible assets	(1,317)	(1,082)
Proceeds from maturity of short-term investments	5,776	66,483
Other	368	335
Repurchase of OPIL shares	-	(16,463)
Transaction costs	-	(1,742)
	4,827	47,531

Effect of exchange rate changes on cash and cash equivalents during the period	(24)	47

(Decrease) increase in cash and cash equivalents	(1,491)	19,125

Cash and cash equivalents, beginning of period	47,193	103,922

Cash and cash equivalents, end of period	$45,702	$123,047

Supplemental cash flow information (note 11)

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

1.	Nature of operations:

These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles (“GAAP”). The unaudited consolidated balance sheet as at March 31, 2008, the unaudited consolidated statements of operations and comprehensive loss and cash flows for the periods ended March 31, 2008 and 2007 and the unaudited consolidated statements of shareholders’ equity for the periods ended March 31, 2008 and 2007 reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 4 to the annual audited consolidated financial statements for the year ended December 31, 2007, except as described in note 2 below. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual audited consolidated financial statements of Optimal Group Inc. (the “Company”) as at and for the year ended December 31, 2007.

The Company’s revenues and expenses are subject to seasonal variations. The results of operations and cash flows for any quarter are not necessarily indicative of the results or cash flows for an entire year.

All amounts in the attached notes are unaudited unless specifically identified.

2.	Changes in accounting policies:
(a)	New accounting policies:

Effective January 1, 2008, the Company adopted the Canadian Institute of Chartered Accountants ("CICA") Handbook Section 1535, Capital Disclosures, CICA Handbook Section 3862, Financial Instruments - Disclosure, and CICA Handbook Section 3863, Financial Instruments - Presentation. The sectionsrelate to disclosure and presentation only and did not have an impact on the Company’s financial results (refer to notes 12 and 13).

Effective January 1, 2008, the Company also adopted CICA Handbook Section 3031, Inventories, which replaces Section 3030 and harmonizes the Canadian standards related to inventories with International Financial Reporting Standards ("IFRS"). This section provides changes to the measurement and more extensive guidance on the determination of cost, including allocation of overhead; narrows the permitted cost formulas; and expands the disclosure requirements to increase transparency. The adoption of this standard did not have a significant impact on the consolidated financial statements.

Inventories are measured at the lower of cost and net realizable value. At March 31, 2008, inventories consist of raw materials $7,489 and finished goods $270.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

2.	Changes in accounting policies (continued):
(b)	Future accounting policies:

In February 2008, the CICA issued Section 3064, Goodwill and Intangible Assets, which will replace Section 3062, Goodwill and Other Intangible Assets. The standard provides guidance on the recognition of intangible assets in accordance with the definition of an asset and the criteria for asset recognition, as well as clarifying the application of the concept of matching revenues and expenses, whether these assets are separately acquired or internally developed. This standard applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2008. The adoption of this standard is not expected to have a significant impact on the Company’s financial results.

3.	Business acquisitions 2007:
(a)	Optimal Acquisition Inc.:

On February 23, 2007, Optimal Acquisition Inc. completed the acquisition of all of the outstanding shares held by non-controlling shareholders of Optimal Payments (Ireland) Limited for $16,463, which as of that date became a wholly-owned subsidiary of the Company. As a result of the acquisition, non-controlling interest is no longer recorded in the consolidated financial statements. The transaction was accounted for using the purchase method.

(b)	Wow Wee Limited:

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

The total purchase price was $60,421, consisting of a cash consideration of $46,570, the issuance of 2,169,197 Class "A" shares with a fair value of $10,000, 820,000 warrants to purchase 820,000 Class “A” shares having an estimated fair value of $2,696 and transaction costs of approximately $1,155. The warrants have an exercise price of $5.56 per share and are exercisable for a period of seven years.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business acquisitions 2007 (continued):
(b)	Wow Wee Limited (continued):

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

Assets acquired:
Cash and cash equivalents	$483
Accounts receivable	8,961
Inventories	5,568
Income tax receivable	2,966
Prepaid expenses and deposits	771
Property and equipment	2,457
Customer relationships	21,171
Intellectual property	5,520
Tradename	14,797
Goodwill	36,951
99,645

Liabilities assumed:
Accounts payable and accrued liabilities	32,929
Future income taxes	6,295
39,224

Net assets acquired	$60,421

Consideration:
Cash	$46,570
2,169,197 Class "A" shares	10,000
Warrants	2,696
Transaction costs	1,155

Total purchase price	$60,421

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business acquisitions 2007 (continued):
(b)	Wow Wee Limited (continued):

Goodwill recorded in connection with this transaction is not expected to be deductible for tax purposes.

The fair value of the warrants was estimated using the Black-Scholes model using the following assumptions: exercise price $5.56, share price $5.48, volatility 56%, risk-free rate 3.74%, and dividend yield 0%.

4.	Goodwill and other intangible assets:

March 31, 2008
	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$66,047	$–	$66,047

Customer relationships and service agreements	86,482	28,555	57,927
ISO/ISA relations	7,180	2,564	4,616
Intellectual property	5,520	767	4,753
Tradename	14,797	1,233	13,564
Other	6,134	4,900	1,234
	120,113	38,019	82,094

	$186,160	$38,019	$148,141

December 31, 2007
	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$66,210	$–	$66,210

Customer relationships and service agreements	86,482	25,502	60,980
ISO/ISA relations	7,180	2,308	4,872
Intellectual property	5,520	307	5,213
Tradename	14,798	493	14,305
Other	6,134	4,646	1,488
	120,114	33,256	86,858

	$186,324	$33,256	$153,068

Goodwill is net of impairment charges of $22,552 provided in previous periods.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Share capital:

On November 6, 2007, the Board of Directors renewed the stock buyback program authorizing the Company to purchase up to 5% of its outstanding Class "A" shares. The Company may purchase the Class "A" shares on the open market through the facilities of the Nasdaq Stock Market over the course of 12 months commencing November 21, 2007 and ending November 20, 2008. All shares purchased under the stock buyback program will be cancelled. During the three months ended March 31, 2008, 103,660 Class “A” shares having a book value of $846 have been repurchased for a total consideration of $323. The excess of the book value of the shares over the purchase price, in the amount of $523, was added to the additional paid-in capital.

6.	Stock options and warrants:
(a)	Optimal Group Inc.:

The Company has a stock option plan that provides for the granting of options to employees and directors for the purchase of the Company’s Class "A" shares to be issued from treasury. Options may be granted by the Board of Directors for terms of up to ten years. The Board of Directors establishes the exercise period, vesting terms and other conditions for each grant at the grant date. The maximum number of shares that may be issued under the plan is 9,000,000. Options may be granted with exercise prices at the then current market price. Options currently outstanding under the plan expire either five or seven years after the date of grant.

Details of outstanding stock options are as follows:

		Weighted
		average
		exercise
	Number of	price
	options	per share

Options outstanding, March 31, 2008 and December 31, 2007	5,538,541	$6.26

During the three-month period ended March 31, 2008 no options were granted and none expired or were cancelled.

As at March 31, 2008, 5,538,541 stock options could potentially dilute basic earnings per share in the future. They were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

6.	Stock options and warrants (continued):
(a)	Optimal Group Inc. (continued):

The following table summarizes information about the options outstanding and exercisable at March 31, 2008:

Options outstanding				Options exercisable
	Weighted
	average		Weighted		Weighted
	remaining		average		average
	contractual		exercise		exercise
Exercise	life		price per		price per
price/share	(years)	Number	share	Number	share

$7.10	1.08	3,865,041	$7.10	3,865,041	$7.10
$9.36	3.72	37,500	9.36	12,500	9.36
$4.21	6.63	1,636,000	4.21	–	–

		5,538,541	$6.26	3,877,541	$7.11

At March 31, 2008, there are 820,000 warrants outstanding, exercisable at a price of $5.56 up until November 2014. All of these warrants could potentially dilute basic earnings per share in the future.

(b)	Terra Payments Inc.:

Details of the stock options outstanding under the Terra Payments Inc. plan as at March 31, 2008 are as follows:

U.S. dollar exercise price			Canadian dollar exercise price
				Weighted average
		Exercise price		exercise price
	Number	per share	Number	per share

Balance, December 31, 2007	134,113	$7.43	140,709	$8.26

Expired/cancelled	–	–	(7,273)	4.08

Balance, March 31, 2008	134,113	$7.43	133,436	$8.49

All of these options were fully vested.

These options expire on various dates up to April 2009.

The 134,113 options outstanding with a U.S. dollar exercise price of $7.43 have a remaining contractual life of 1.0 year as at March 31, 2008.

As at December 31, 2007 there were 21,978 warrants outstanding, which expired in March 2008.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

6.	Stock options and warrants (continued):
(b)	Terra Payments Inc. (continued):

There are 267,549 Terra options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period ended March 31, 2008.

7.	Contingencies:
(a)

On March 11, 2005, and again on June 30, 2005, the Company received a letter from Fujitsu claiming recovery of expenses allegedly incurred and forecast by Fujitsu to be incurred in relation to the operation of the Company’s former U-Scan® self-checkout business. In December 2005, the Company was notified by Fujitsu of its intention to arbitrate its claim. In February 2007, Fujitsu initiated arbitration proceedings. On March 20, 2008, the Company entered into a settlement agreement with Fujitsu, which resolved all potential claims by Fujitsu and brought these arbitration proceedings to an end. The amount that the Company paid to settle Fujitsu’s claims is not considered to be material to the Company.

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

(c)

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

(d)

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

7.	Contingencies (continued):
(d)	(continued):

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

(e)

From time to time, Optimal Payments Inc. receives requests from law enforcement officials for information relating to the processing of transactions for specific merchants. At present, Optimal Payments Inc. is responding to such a request issued by the U.S. Attorney's Office in the Eastern District of New York in relation to the criminal prosecution of the operator of an Internet pharmacy. Optimal Payments Inc. has also received a request for information relating generally to its former involvement in processing payment transactions for Internet pharmacies. No provision has been recorded by Optimal Payments Inc. for this matter because the outcome of these discussions and the amount of loss, if any, are not determinable.

8.	Stock-based compensation:

Stock-based compensation expenses in the consolidated statements of operations was comprised of:

	2008	2007

Expense related to options granted in 2006	$56	$30
Expense related to options granted in 2007	515	–
Expense related to OPIL restricted stock unit plan	–	5,967

	$571	$5,997

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Income taxes:

The income tax provision differs from the amount computed by applying the combined Canadian federal and Québec provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

	2008	2007

Loss before income taxes and non-controlling interest	$(8,762)	$(4,712)

Combined Canadian federal and provincial income taxes at 32% (2006 - 32%)	$(2,708)	$(1,508)
Foreign exchange(1)	251	(137)
Change in valuation allowance	669	254
Difference in tax rates in foreign jurisdictions	697	(31)
Stock-based compensation not deductible	177	1,920
Amortization of other asset	–	236
Permanent differences and other	198	47

Income tax (recovery) provision	$(716)	$781

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

The (recovery) provision for income taxes is composed of the following:

	2008	2007

Current income taxes	$377	$1,357
Future income taxes	(1,093)	(576)

	$(716)	$781

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Segmented information:

As of November 7, 2007, as a result of the acquisition of the assets of WowWee Limited as discussed in note 3 (b), the Company operates in two segments: the consumer robotic, toy and entertainment products segment and the payment processing segment.

Comparative figures have been reclassified to conform with this new presentation.

(a)	Information on the operating segments is as follows:

	Consumer
	robotic, toy and
	entertainment	Payment
	products	processing	Unallocated	Consolidated

Period ended March 31, 2008:

Revenues	$4,900	$26,351	$–	$31,251

Transaction processing and cost of sales	3,710	15,685	–	19,395
Selling, general and administrative	4,998	7,533	49	12,580
Research and development	618	977	–	1,595
Operating leases	237	183	–	420
	(4,663)	1,973	(49)	(2,739)

Stock-based compensation	52	56	463	571
Amortization	2,648	3,242	8	5,898
	(7,363)	(1,325)	(520)	(9,208)

Investment (expense) income	(44)	217	273	446

Loss before income taxes	(7,407)	(1,108)	(247)	(8,762)

Income tax (recovery)	(222)	(494)	–	(716)

Net loss	$(7,185)	$(614)	$(247)	$(8,046)

Revenues from the consumer robotic, toy and entertainment products segment is subject to seasonal variability with a significant portion of revenues generated in the third and fourth quarters of each calendar year.

In the period ended March 31, 2007, the Company only operated in the payment processing segment.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Segmented information (continued):
(a)	Information on the operating segments is as follows (continued):

	Consumer
	robotic, toy and
	entertainment	Payment	Eliminations/
	products	processing	unallocated	Consolidated

March 31, 2008:

Total assets	$107,963	$134,585	$32,432	$274,980

Total additions to equipment and other intangibles for the three months ended March 31, 2008	1,103	61	153	1,317

December 31, 2007:

Total assets	$104,560	$140,050	$45,671	$290,281

Total additions to goodwill for the year ended December 31, 2007	37,113	2,406	–	39,519

Total additions to equipment and other intangibles for the year ended December 31, 2007
- through business acquisition	43,945	–	–	43,945
- other	1,597	3,112	35	4,744

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Segmented information (continued):
(b)	Geographic information is as follows:

Revenues			Property and equipment,
			goodwill and intangibles
			March 31,	December 31,
	2008	2007	2008	2007

United States	$22,519	$21,000	$55,789	$58,429
Central America	2,918	5,060	–	–
Canada	1,769	1,779	19,835	19,695
Europe	2,349	1,688	1,639	1,649
Hong Kong	–	–	76,568	77,965
Other	1,696	539	–	–

	$31,251	$30,066	$153,831	$157,738

Revenues are attributed to countries based on the location of the customers. The "Other" caption includes countries in Africa, Australia and Asia (excluding Hong Kong).

11.	Supplemental disclosure of cash flow and other information:
(a)	Net change in operating assets and liabilities:

	March 31,	March 31,
	2008	2007

Cash and short-term investments held as reserves	$771	$879
Settlement assets	2,392	4,840
Accounts receivable	5,444	1,373
Inventories	(4,756)	-
Income taxes receivable and refundable investment tax credits receivable	690	(69)
Prepaid expenses and deposits	353	1,444
Accounts payable and accrued liabilities	(8,092)	(6,691)
Income taxes payable	1,008	1,215
Customer reserves and security deposits	(1,105)	(26,280)

Net change in operating assets and liabilities	$(3,295)	$(23,289)

(b)	Cash paid for interest and income taxes:

Interest	$23	$41
Income taxes	-	218

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

11.	Supplemental disclosure of cash flow and other information (continued):
(c)	Cash and cash equivalents:

	March 31,	December 31,
	2008	2007

Cash and cash equivalents consist of:
Cash balances with banks	$40,075	$47,193
Short-term investments, bearing interest at 0.46% to 3.50% (2007 - nil)	5,627	–

	$45,702	$47,193

(d)	Non-cash transactions:

	March 31,	December 31,
	2008	2007

Addition of property, equipment and intangibles included in accounts payable and accrued liabilities	$838	$–
Shares and warrants issued in connection with WowWee	–	12,696
Adjustments to WowWee purchase price equation to goodwill	163	–

(e)	Foreign exchange:

Included in “selling, general and administrative expenses” in the consolidated statement of operations and comprehensive loss is a foreign exchange (loss) gain relating to financial assets and liabilities of ($414) for the three-month period ended March 31, 2008 (March 31, 2007 - $21).

12.	Capital disclosures:

The Company’s objective is to maintain a strong capital base to maintain investor, creditor and market confidence and to sustain future development of the business.

Management defines capital as the Company’s shareholders’ equity, excluding accumulated other comprehensive income. The Company does not have any debt.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

12.	Capital disclosures (continued):

In order to maximize flexibility in financing the Company’s ongoing growth and be able to take advantage of additional new capital investment and acquisition opportunities, the Company does not currently pay a dividend. To maintain or adjust the capital structure, the Company may also repurchase existing shares, issue new shares or long-term debt, or sell assets to adjust to changes in economic conditions and the risk characteristic of the underlying assets. (Refer to note 5 for the Company stock buyback program.)

There were no changes to the Company’s approach to capital management during the period. Neither the Company nor any of its subsidiaries is subject to externally imposed capital requirements.

13.	Financial risk management:

This note provides disclosures relating to the nature and extent of the Company’s exposure arising from financial instruments, including interest rate risk, foreign currency risk, credit risk and liquidity risk and how the Company manages these risks.

(a)	Interest rate risk:

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates.

Short-term investments (including those held in reserve) consist of short-term notes invested at fixed interest rates. The risk that the Company will realize a loss as a result of a decline in the fair value of these investments is limited because although available for sale, these investments are short-term and are generally held to maturity.

The Company is exposed primarily to interest rate fluctuations as a result of cash (including cash held in reserve) which bear interest at variable interest rates. A 0.5% increase to the interest rate would have decreased the net loss and comprehensive loss by $11 in the period. An equal but opposite effect would result assuming a 0.5% decrease in interest rates.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Financial risk management (continued):
(b)	Foreign currency risk:

A significant portion of the Company’s cash flows and financial assets and liabilities are denominated in U.S. dollars, which is the Company’s functional and reporting currency. Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than U.S. dollars, primarily for head office expenses in Canada. For the Company’s foreign currency transactions, fluctuations in the respective exchange rates relative to the U.S. dollar will create volatility in the Company’s cash flows and the reported amounts for revenues and selling, general and administrative expenses in its consolidated statement of operations on a period-to-period basis. Additional earnings variability arises from the translation of monetary assets and liabilities denominated in currencies other than U.S. dollars at the rates of exchange at each balance sheet date, the impact of which is reported as a foreign exchange gain and loss which is included as part of selling, general and administrative expenses in the statement of operations and comprehensive loss.

The Company’s objective in managing its foreign currency risk is to minimize its net exposures to foreign currency cash flows, by transacting with third parties in U.S. dollars to the maximum extent possible and practical and holding cash and cash equivalents in U.S. dollars. The Company monitors and forecasts the values of net foreign currency cash flow and balance sheet exposures and with the aid of external consultants manages its cash flow to hold on hand sufficient levels of foreign currencies to meet its obligations.

The following table provides an indication of the Company’s significant foreign currency exposures:

	March 31, 2008
	CAD	GBP	EURO

Cash and cash equivalents (including amounts held in reserve)	3,462	423	848
Accounts payable and accrued liabilities	(6,773)	(846)	(245)
Customer reserves and security deposits	(92)	(304)	(191)

Balance sheet exposure	(3,403)	(727)	412

As at March 31, 2008 all the short-term investments (including amounts held in reserve) were denominated in U.S. dollars.

In addition to the foreign currency exposures noted above, the Company also incurs a portion of its operating costs in its consumer robotic, toy and entertainment products segment, in Hong Kong dollars. However, the Company does not view its exposure to the Hong Kong dollar as a significant foreign exchange risk since the Hong Kong dollar is pegged to the U.S. dollar and fluctuates very slightly.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Financial risk management (continued):
(b)	Foreign currency risk (continued):

The following exchange rates applied during the three-month period ended March 31, 2008 are as follows:

	Average rate Q1	Rate as at March 31, 2008

CAD to USD	0.9953	0.9742
GBP to USD	1.9779	1.9853
Euro to USD	1.4984	1.5803

Based on the Company’s foreign currency exposures noted above, varying the above exchange rates to reflect a 5% weakening of the U.S. dollar would affect earnings and comprehensive earnings as follows:

	CAD	GBP	EURO

(Increase) decrease in net loss	(170)	(36)	21

An assumed 5% strengthening of the U.S. dollar would have an equal but opposite effect on the above currencies to the amounts shown above.

(c)	Credit risk:

Credit risk is the risk of an unexpected loss if a customer or counter party to a financial instrument fails to meet its contractual obligations. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable:

(i)	Cash and cash equivalents and short-term investments:

The credit risk relating to cash and cash equivalents is limited because the counterparties are banks with highly-rated American and European financial institutions. The credit risk related to short-term investments is limited because they consist of discounted notes issued by high-credit, quality corporations. The Company has investment policies to provide guidance on investing available cash resources. In general, these policies stress the preservation of capital with investments allowed in notes issued by corporations with credit rankings of not less than R-1mid.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Financial risk management (continued):
(c)	Credit risk (continued):
(ii)	Accounts receivable:

Consumer robotic, toy and entertainment segment:

Credit risk for this segment arises primarily from the segment’s trade receivables. Allowances are provided for potential losses. The amounts disclosed in the balance sheet are net of these allowances for bad debts. Accounts receivable are assessed for impairment on a case by case basis when they are past due or when objective evidence is received that a customer will default. The Company takes into consideration the customer’s payment history, its credit worthiness and the current economic environment in which the customer operates to assess impairments. All bad debts are charged to selling, general and administrative expenses on the statement of operations and comprehensive loss.

The credit risk for trade receivables is concentrated as the majority of sales are to a relatively small group of wholesale distributors and mass market retailers. However, the majority of these wholesale distributors and mass market retailers are large companies which have been customers for a number of years. Customers do not provide collateral in exchange for credit.

Payment processing segment:

Disputes between credit card holders and merchants may arise as a result of, among other things, consumer dissatisfaction with merchandise quality or services provided by merchants. Such disputes may not be resolved in the merchant’s favour which means the transaction amount is refunded to the consumer and in certain cases charged to the merchant. If the merchant has insufficient funds, the Company bears the credit risk for the full amount of the transaction. Management evaluates the risk of such transactions and estimates the loss for disputed transactions based primarily on historical experience and other relevant factors.

The Company retains a portion of amounts owed to certain merchants (based on processing dollar volume) as reserves to help offset its exposure to chargebacks and other losses for merchant transactions that have been previously processed and on which revenues have been recorded. Management analyzes the adequacy of its reserve for merchant losses in each reporting period. The reserve for merchant losses is comprised of specifically identifiable reserves for merchant transactions for which losses can be estimated and an estimate of loss in the remaining portfolio based on experience.

The net charge for the provision for merchant losses is included in selling, general and administrative expenses in the statement of operations and comprehensive loss. As at March 31, 2008, the reserve for losses on merchant accounts is included in "Accounts payable and accrued liabilities" on the balance sheet.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Financial risk management (continued):
(c)	Credit risk (continued):
(ii)	Accounts receivable (continued):

The payment processing segment's credit risk is also decreased because its customers consist of a diverse portfolio of small and medium-sized merchants and because of the strong proprietary risk management expertise it has developed to help reduce the inherently higher risk associated with card-not-present transactions.

The maximum credit exposure to the Company is the carrying amount of financial assets plus credit risk on chargebacks, as previously explained, which are provided for separately.

Included in accounts and other receivables are trade receivables in the consumer robotic, toy and entertainment segment of $6,845. The aging of the trade receivables at the reporting date was as follows:

March 31,
2008

Not past due	$4,755
Past due 0-44 days	1,632
Past due 45-90 days	299
Past due 91-120 days	159

Trade receivables	$6,845

A breakdown of trade receivables by type of customer is presented below:

March 31,
2008

Distributors	$6,514
Mass-market retailers	331

$6,845
(d)	Liquidity risk:

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk through the management of its capital structure and by continuously monitoring actual and projected cash flows. In recent years, the Company has financed its acquisitions through mainly internally-generated funds.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Financial risk management (continued):
(d)	Liquidity risk (continued):

The Company has a revolving credit facility in its consumer robotic, toy and entertainment products segment, for a maximum of $5,000 subject to annual renewal.

As at March 31, 2008, the Company has $45,702 of cash and cash equivalents and has no outstanding balance on its revolving line of credit.

The following are the contractual maturities of financial liabilities at March 31, 2008:

	Carrying amount	0 to 12 months

Accounts payable and accrued liabilities	$40,333	$40,333
Customer reserves and security deposits	20,219	20,219

Total	$60,552	$60,552

14.	Financial instruments:
(a)	Fair values:

The Company has determined that the fair value of its short-term financial assets and liabilities approximates their respective fair values as at the balance sheet dates because of the short-term maturity of those instruments.

(b)	Financial income and expense:

The following components of income and expense relating to financial instruments are included in the  statement of operations and comprehensive loss:

(i)	Interest income and expense:

	For the three months ending
	March 31,	March 31,
	2008	2007

Interest income on available-for-sale financial assets	$(461)	$(1,908)
Other	15	7

Total	$446	$1,901

Interest income on available-for-sale financial assets consists of interest earned from cash and cash equivalents and short-term investments invested in short-term deposits.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Financial instruments (continued):
(b)	Financial income and expense (continued):
(ii)	Impairment losses recognized on trade receivables:

The Company recorded a bad debt expense of nil (2007 - $0.1 million) in “Selling, general and administrative expenses” in the statement of operations and comprehensive loss in the current quarter.

15.	Canadian/U.S. reporting differences:

The consolidated financial statements of the Company are prepared in accordance with Canadian GAAP, which conform, in all material respects, with U.S. GAAP, except as described below:

(a)	Consolidated Balance Sheets:

Differences between Canadian and U.S. GAAP in the presentation of share capital, additional paid-in capital and deficit are as follows:

(i)	Share capital:

	March 31,	December 31,
	2008	2007

Share capital in accordance with Canadian GAAP	$211,152	$211,998
Stock-based compensation costs on options exercised (1):
Cumulative effect of prior years	39,868	39,868
Change in reporting currency (2)	2,588	2,588

Share capital in accordance with U.S. GAAP	$253,608	$254,454

(ii)	Additional paid-in capital:

	March 31,	December 31,
	2008	2007

Additional paid-in capital in accordance with Canadian GAAP	$30,655	$29,561
Stock-based compensation costs (1):
Cumulative effect of prior years	68,757	68,757
Stock-based compensation costs on options exercised (1):
Cumulative effect of prior years	(39,868)	(39,868)
Change in reporting currency (2)	968	968

Additional paid-in capital in accordance with U.S. GAAP	$60,512	$59,418

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated Balance Sheets (continued):
(iii)	Deficit:

	March 31,	December 31,
	2008	2007

Deficit in accordance with Canadian GAAP	$(49,112)	$(41,066)
Stock-based compensation costs (1):
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation to non-employees (1)	(834)	(834)
Change in reporting currency (2)	(1,189)	(1,189)

Deficit in accordance with U.S. GAAP	$(119,892)	$(111,846)

(1)	Stock-based compensation:

For U.S. GAAP purposes, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-based Payments, on January 1, 2006, which requires the expensing of all options based on the grant date fair value, over the period during which the employee is required to provide service. The Company adopted SFAS No. 123R using the modified prospective approach, which requires application of the standard to all awards granted, modified or cancelled after January 1, 2006 and to all awards for which the requisite service has not been rendered as at such date. Previously, effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123R.

A description of the Company's stock option plans is presented in note 6.

The aggregate intrinsic value for outstanding and exercisable options at March 31, 2008 represented the pre-tax intrinsic value based on the Company’s closing stock price at March 31, 2008, which would have been received by option holders had they exercised their securities at that date. As at March 31, 2008, no options were exercised during the period. The aggregate intrinsic value of all outstanding and exercisable options was nil.

(2)	Change in reporting currency:

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Canadian/U.S. reporting differences (continued):
(b)	Accumulated other comprehensive income (loss):

Accumulated other comprehensive income (loss) under U.S. GAAP, which resulted solely from the translation of the financial statements up to June 30, 2000, the date the Company adopted the United States dollar as its measurement currency, in accordance with the current rate method, is $(3,018) as at March 31, 2008 and December 31, 2007.

(c)	FIN 48 - Accounting for tax uncertainties:

For U.S. GAAP purposes, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN  48) on January 1, 2007. FIN 48 clarifies the accounting for income taxes recognized in a company's financial statements in accordance with FASB statement No. 109. FIN 48 prescribes a more-likely-than-not recognition threshold for tax uncertainties. For U.S. GAAP tax purposes, unrecognized tax benefits would be classified as non-current other liabilities. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At March 31, 2008 and December 31, 2007, the total liability for unrecognized tax benefits was approximately $15,300 and $14,500, respectively, of which $9,100 and $8,200, respectively, would impact the annual effective rate if realized. The increase during the year is represented by foreign exchange fluctuations, additional interest and other increases to the reserve.

The Company and its subsidiaries file income tax returns with federal and provincial tax authorities within Canada. The Company's foreign affiliates file income tax returns in various jurisdictions, the most significant of which are the United States and Hong Kong. In general, the Company is subject to examination by taxing authorities for years after 2000. The Canadian tax authorities have commenced examinations of tax returns for certain Canadian subsidiaries for the taxation years 2003 to 2006.

(d)	SFAS No. 157 - Fair value measurements:

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended March 31, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Canadian/U.S. reporting differences (continued):
(d)	SFAS No. 157 - Fair value measurements (continued):

Assets measured at fair value on a recurring basis:

Fair value measurements at reporting date using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	March 31,	for identical	observable	inputs
	2008	assets (level 1)	inputs (level 2)	(level 3)

Available-for-sale securities	$8,496	$8,496	$–	$–

The Company has elected to defer for one year the application of Statement No. 157 for non-financial assets and non-financial liabilities (except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis).

(e)	Recent accounting pronouncements:

SFAS No. 141R - Business combinations:

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

Three-month periods ended March 31, 2008 and 2007
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

SFAS No. 161 - Disclosures about derivative instruments and hedging activities, an amendment to FASBStatement No. 133:

In March 2008, the FASB issued the above-noted statement, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features on derivative agreements. The statement is effective for periods beginning on or after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to materially affect its consolidated financial statements.

16.	Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current period’s presentation.

Item 2.                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                            RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our Company describes our business, seasonality and trends within our business environment, the critical accounting policies of our Company that will help you understand our interim consolidated financial statements, and the principal factors affecting our results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and management discussion and analysis for the year ended December 31, 2007, and the factors set forth below under “Cautionary Statements Regarding Forward-Looking Statements”. We prepare our interim consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in Canada, with a reconciliation to U.S. GAAP, as disclosed in note 15 of the notes to our interim consolidated financial statements.

In this Form 10-Q, except where otherwise indicated, references to “dollars” or “$” are to United States dollars, references to our “common shares” are to our Class “A” shares, references to “our interim consolidated financial statements” are to our interim consolidated financial statements as at and for the period ended March 31, 2008, which are included in “Item 1. Financial Statements”, and all dollar amounts, except those expressed in millions of dollars, are rounded to the nearest thousand. Any reference in this report to uniform resource locator (URL) website locations are inactive textual references only and the contents of such websites do not form a part of this Form 10-Q.

Cautionary Statements Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.Words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, but are not limited to, statements about our current expectations with respect to our future growth strategies, results, opportunities and prospects, competitive position and industry environment. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, or those of the markets we serve, to differ materially from those expressed in, or implied by, these forward-looking statements, including:

•	existing and future governmental regulations and disputes with governmental authorities;

•	general economic, legal and business conditions in the markets we serve;

•	consumer confidence in the security of financial information transmitted via the Internet;

•	levels of consumer and merchant fraud, disputes between consumers and merchants and merchant insolvency;

•	liability for merchant chargebacks;

•	our ability to safeguard against breaches of privacy and security when processing electronic transactions and use of our payments systems for illegal purposes;

•	the imposition of and our compliance with rules and practice procedures implemented by credit card and check clearing associations;

•	our ability to adapt to changes in technology, including technology relating to electronic payments systems;

•	our ability to protect our intellectual property;

•	our relationships with our suppliers and the banking associations that we rely upon to process our electronic transactions;

•	disruptions in the function of our electronic payments systems and technological defects;

•	our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances;

•	our ability to retain key personnel;

•	currency exchange rate fluctuations;

•	our ability to successfully implement our strategies for our recently acquired WowWee business;

•	changing consumer preferences for electronics and play products;

•	the seasonality of retail sales;

•	concentration among our major retail customers for the products of our WowWee business;

•	economic, social and political conditions in China, where WowWee’s products are manufactured;

•	the price and supply of raw materials used to manufacture WowWee’s products;

•	product liability claims and product recalls;

•	increased competition;

•	litigation; and

•	the factors described under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Overview

We operate in two business segments. Through WowWee (our business segment established by our acquisition in November 2007 and comprised of WowWee Group Limited, WowWee Canada Inc. and WowWee USA, Inc.), we design, develop, market and distribute technology-based, consumer robotic, toy and entertainment products. Through Optimal Payments (our business segment comprised of Optimal Payments Inc. and its related affiliates), we process credit card payments for small and medium-sized Internet businesses, mail-order/telephone-order (MOTO) merchants and retail point-of-sale merchants, and process electronic checks and direct debits online and by telephone.

On February 23, 2007, Optimal Acquisition Inc., our wholly-owned subsidiary, completed the acquisition of all of the outstanding shares of Optimal Payments (Ireland) Limited (formerly known as FireOne Group plc) (“OPIL”) held by non-controlling shareholders.

Our Industry Segments

As at March 31, 2008 we operate in two business segments: WowWee and Optimal Payments (see note 10 of the notes to our interim consolidated financial statements).

WOWWEE

Based in Hong Kong, with offices in La Jolla, California and Montreal, Quebec, WowWee designs, develops, markets and distributes technology-based, consumer robotic, toy and entertainment products that can be sold at a variety of price points. For 2008, WowWee’s product offerings encompass four distinct lines: WowWee Robotics, WowWee Flytech, WowWee Alive and WowWee Technologies.

WowWee’s products are sold in a range of brick and mortar channels including grocery stores, pharmacies, toy stores, department stores and high-end consumer technologies stores. A majority of our retailer customers in the U.S. also carry the full line of WowWee products on their Internet sales sites. Online sales of WowWee’s products are also made through Internet-based “e-tailers” such as Amazon.com and Buy.com.

WowWee’s products are produced in China by third party manufacturers with which WowWee has long-standing relationships. Consistent with industry practice, the use of third party manufacturers allows WowWee to avoid incurring fixed manufacturing costs, while improving flexibility, capacity and production technology. By outsourcing its manufacturing process, WowWee maintains a flexible business model that enables it to be responsive to changing technology. In addition, once a product has reached its commercialization phase, WowWee is able to minimize inventory risk by manufacturing products based upon actual customer orders. Upon final assembly, products can be shipped directly from the manufacturing locations to retailers and distributors, with title to the products passing to retailer customers in China. Although WowWee does not conduct the day-to-day manufacturing of its products, it is extensively involved in the design of the product prototype and production tools, dies and moulds for its products and seeks to ensure quality control by actively reviewing the production process and testing the products produced by its manufacturers. WowWee employs quality control inspectors who rotate among its manufacturers’ factories to monitor the production of substantially all of its products. WowWee’s quality assurance personnel oversee compliance with applicable regulations during each phase of product development, and perform compliance testing, and coordinate third party independent compliance testing, on all WowWee products. Once pre-production testing has been completed and production has been approved, WowWee`s quality assurance personnel monitor production at the manufacturer’s facility for compliance with WowWee’s quality requirements.

Within the United States and Canada, WowWee sells its products directly to its retailer customers through its direct sales channel and through independent sales representatives. For retailers across the rest of the world, WowWee utilizes a network of distributors located in various jurisdictions. WowWee products are also available for sale through WowWee’s Internet-based store (http://www.wowweestore.com ). In 2007, approximately 55% of its products were sold in North America, with the balance being sold internationally. WowWee does not have written agreements with its customers. Instead, sales are made based on purchase orders, primarily against letters of credit. The majority of orders are traditionally received during the first two quarters of the year, with shipments occurring throughout the year as new products become available. The majority of product shipments occur during the third and fourth quarters of the year. Revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) products are shipped to customers who assume risk of loss, (iii) collection of the respective receivable is probable and (iv) sales price is fixed or determinable. In practice, this results in revenue being recognized when the product is shipped from Hong Kong. Accruals for customer discounts, rebates, incentives and allowances are recorded when the related revenues are recognized.

WowWee’s engineering and design team develops new technologies using internal capabilities and seeks to identify emerging or underutilized innovations that are currently being developed or that are available in the marketplace. In order to leverage the man-hours invested in product development, older generations of products frequently form the foundation for the next generation of products as well as new product lines. New technologies are then integrated to enhance the overall functionality of the product. In sourcing technologies, WowWee reviews the latest technology innovations at trade-shows, conferences, colleges and universities, on the Internet, and through word-of-mouth. WowWee regularly reviews technologies or product concepts from third party sources that it believes could have potential synergies with WowWee’s current product line or that could be successfully commercialized based upon WowWee’s development process. WowWee also licenses third party technologies for development within unique consumer applications developed by WowWee.

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

Disputes between a customer and a merchant periodically arise as a result of, among other things, consumer dissatisfaction with merchandise quality or services provided by a merchant. Such disputes may not always be resolved in the merchant’s favor. If a dispute is not resolved in the merchant’s favor, the transaction is charged back to Optimal Payments and the purchase price is refunded to the merchant’s customer. If Optimal Payments is unable to collect the charged back amount from the merchant, it bears the credit risk for the full amount of the transaction. As a result, Optimal Payments’ acquiring processing suppliers require it to maintain certain amounts with them as reserves. Amounts withheld from Optimal Payments by its acquiring processing suppliers as reserves are included as current assets on our balance sheet under the line item “held as reserves”. Optimal Payments retains a percentage of amounts owed to certain merchants based on processing dollar volume, typically for a six-month period, to absorb potential losses arising as a result of, among other things, disputes between consumers and merchants or credit card or check clearing association fines related to chargeback activity. The aggregate amount withheld is included under the line item “Customer reserves and security deposits” on the balance sheets contained in our interim consolidated financial statements.

Seasonality

Revenue derived from the Optimal Payments business segment is currently not subject to seasonality. Revenue derived from the WowWee business segment is subject to seasonal variability with a significant portion of revenues generated in the third and fourth quarter of each calendar year.

Critical Accounting Policies and Estimates

Our interim consolidated financial statements have been prepared in accordance with Canadian GAAP, which requires us to make numerous estimates and assumptions. Financial results as determined by actual events could differ from those estimates and assumptions, and therefore affect our reported results of operations and financial position. Changes in accounting policies are more fully described in note 3 of the notes to our annual audited consolidated financial statements included in our Form 10-K Annual Report for the year ended December 31, 2007 and note 2 to our interim consolidated financial statements. Our significant accounting policies are more fully described in note 4 of the notes to our annual audited consolidated financial statements included in our Form 10-K Annual Report for the year ended December 31, 2007. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations. The preparation of financial statements also involves significant management judgment in making estimates about the effect of matters that are inherently uncertain. While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible, based on existing knowledge, that changes in future conditions in the near term could affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. “Near term” is considered to be within one year from the date of the financial statements.

Stock-based Compensation

We use the fair value-based method to account for stock-based compensation and other stock-based payments, such as stock options. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting period. The fair value of stock options granted is determined at the date of grant using the Black-Scholes option pricing model, which requires certain assumptions, including future stock price volatility, risk-free interest rates, and expected time to exercise. Changes to any of these assumptions, or the use of a different option pricing model, would result in different fair values for stock-based compensation.

Reserve for Losses on Merchant Accounts

When a consumer pays a merchant for goods or services online and the consumer subsequently disputes the online transaction, the amount of the disputed item gets charged back to the merchant and the credit card or clearing bank association may levy a fee against it. In addition, if a merchant’s chargeback rate becomes excessive, the associations can also require it to pay fines. If the credit card or clearing bank association is unable to collect from the merchant the amount charged back and the amount of such fines, Optimal Payments would be responsible to remit these amounts to the association. In turn, Optimal Payments attempts to recover such amounts from the merchant. However, it may not always be successful in doing so, for reasons which could include merchant insolvency. We evaluate the risk associated with merchants and consumers and estimate our loss based primarily on historical experience and other relevant factors. Our loss reserves comprise specifically identifiable reserves for merchant transactions for which losses can be estimated and an estimate of loss in the remaining portfolio based on experience.

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

Income Taxes

We provide for income taxes using the asset and liability method of tax allocation. Under this method, future income tax assets and liabilities are determined based on deductible or taxable temporary differences between financial statement values and tax values of assets and liabilities using substantively enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse. We establish a valuation allowance against future income tax assets if, based on available information, it is more likely than not that some or all of the future income tax assets will not be realized. In assessing the reliability of tax assets, we consider whether it is more likely than not that some portion or all of the tax assets will not be realized. The ultimate realization of the future tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Contingent Liabilities

Our former gaming payment processing services segment derived a substantial portion of its revenue prior to October 13, 2006 from processing transactions from U.S.-based gaming. Therefore, we may be exposed to adverse consequences as a result of enforcement proceedings, governmental investigations or lawsuits initiated against us in jurisdictions where gaming is or becomes restricted or prohibited. Following announcements by the U.S. Attorney’s Office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, we announced on May 8, 2007 that we had initiated discussions with the U.S. Attorney’s Office in the Southern District of New York and are in the process of responding to a voluntary request for information issued by the U.S. Attorney’s Office. We have not recorded any provision for this matter because the outcome of these discussions and the amount of loss, if any, are not determinable.

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

The following accounting standards have recently been issued by the Canadian Institute of Chartered Accountants (CICA), and the Financial Accounting Standards Board (FASB) that are relevant to our company. References to FASB and SFAS relate to U.S. GAAP and therefore may affect the note to our consolidated financial statements that discloses Canadian/U.S. GAAP differences.

Capital Disclosures

On January 1, 2008 we adopted Section 1535, Capital Disclosures, which established guidelines for disclosure of both qualitative and quantitative information that enables users of financial statements to evaluate the entity’s objectives, policies and processes for managing capital. This new standard relates to disclosure only and did not impact our financial results.

.	Financial Instruments

On January 1, 2008 we adopted Section 3862, Financial Instruments - Disclosure, which describes the required disclosure for the assessment of the significance of financial instruments for an entity’s financial position and performance and of the nature and extent of risk arising from financial instruments to which the entity is exposed and how the entity manages those risks. In addition we adopted Section 3863, Financial Instruments – Presentation, which establishes standards for presentation of financial instruments and non-financial derivatives. It carries forward the presentation related requirements of Section 3861, Financial Instruments - Disclosure and Presentation. These new standards relate to disclosure only and did not impact our financial results.

.	Inventories

On January 1, 2008 we adopted Section 3031, Inventories, which replaces Section 3030 and harmonizes the Canadian standards related to inventories with the International Financial Reporting Standards (“IFRS”). This Section provides changes to the measurement and more extensive guidance on the determination of cost, including allocation of overhead; narrows the permitted cost formulas; requires impairment testing; and expands the disclosure requirements to increase transparency. The adoption of this standard did not have a significant impact on our interim consolidated financial statements.

SFAS No. 157 - Fair value measurements

On January 1, 2008 we adopted FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The standard did not have a significant impact on our interim consolidated financial statements.

(b)	Future Accounting Pronouncements

The following accounting pronouncements have recently been issued by the CICA and the FASB and may be relevant to our company. References to FASB and SFAS relate to U.S. GAAP and therefore may affect the note to our consolidated financial statements that discloses Canadian/U.S. GAAP differences.

.	Goodwill and intangible assets

In February 2008, the CICA issued Section 3064, Goodwill and Intangible Assets, which will replace Section 3062, Goodwill and Other Intangible Assets. The standard provides guidance on the recognition of intangible assets in accordance with the definition of an asset and the criteria for asset recognition, as well as clarifying the application of the concept of matching revenues and expenses, whether these assets are separately acquired or internally developed. This standard applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2008. The adoption of this standard will not have a significant impact on our financial results.

.	International Financial Reporting Standards

In 2005, the Accounting Standards Board of Canada (AcSB) announced that accounting standards in Canada are to converge with IFRS. In May 2007, the CICA published an updated version of its “Implementation Plan for Incorporating International Financial Reporting Standards into Canadian GAAP”. This plan includes an outline of the key decisions that the CICA needs to make as it implements the Strategic Plan for publicly accountable enterprises that will converge Canadian generally accepted accounting standards with IFRS. While IFRS uses a conceptual framework similar to Canadian GAAP, there are significant differences in accounting standards which must be addressed. These standards are effective for fiscal years beginning on or after January 1, 2011.

SFAS No. 141R, Business Combinations

In December 2007, the FASB issued a revised standard on accounting for business combinations. The major changes to accounting for business combinations include the following: all business acquisitions would be measured at fair value; the existing definition of a business would be expanded; certain pre-acquisition contingencies would be measured at fair value; most acquisition-related costs would be recognized as expenses are incurred (they would no longer be part of the purchase consideration); obligations for contingent consideration would be measured and recognized at fair value at the date of acquisition (measurement and recognition would no longer be dependent on settlement of the contingency); non-controlling interests would be measured at fair value at the date of acquisition (i.e., 100% of the assets and liabilities would be measured at fair value even when an acquisition is less than 100%); goodwill, if any, arising on a business combination reflects the excess of the fair value of the acquiree, as a whole, over the net amount of the recognized identifiable assets acquired and liabilities assumed, and would be allocated to the acquirer and the non-controlling interest. The statement is effective for periods beginning on or after January 1, 2009. We will apply the standard for acquisitions occurring after this date.

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

This standard requires net income and comprehensive income to be displayed for both the controlling and the non-controlling interests. Additional required disclosures and reconciliations include a separate schedule that shows the effects of any transactions with the non controlling interests on the equity attributable to the controlling interests.

The statement is effective for periods beginning on or after December 15, 2008. SFAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. We do not expect the adoption of SFAS 160 to materially impact our consolidated financial statements.

SFAS No. 161 - Disclosures about derivative instruments and hedging activities, an amendment to FASB Statement No. 133

In March 2008, the FASB issued the above-noted statement, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features on derivative agreements. The statement is effective for periods beginning on or after November 15, 2008. We do not expect the adoption of SFAS No. 161 to materially affect our consolidated financial statements.

Financial Condition

As at March 31, 2008, cash and cash equivalents, cash held as reserves, short-term investments, short-term investments held as reserves and settlement assets totaled $62.5 million (including $7.8 million held as reserves) compared to $73.0 million (including $8.6 million held as reserves) as at December 31, 2007.

The decrease in cash and cash equivalents, and short-term investments is primarily due to cash and cash equivalents used in operations, the purchases of equipment, and the reduction of customer reserves and security deposits. As described above, a significant portion of cash and cash equivalents, and short-term investments have a corresponding liability as these cash amounts are derived from reserves and security deposits which are due to customers (see “Our Industry Segments – Optimal Payments”). As at March 31, 2008 and December 31, 2007, our cash and cash equivalents, short-term investments and settlement assets positions, net of customer reserves and security deposits, were as follows:

	March 31,	December 31,
(U.S. dollars, in thousands)	2008	2007

Cash and cash equivalents	$45,702	$47,193
Cash held as reserves	6,013	6,869
Short-term investments	6,701	12,477
Short-term investments held as reserves	1,795	1,710
Settlement assets	2,323	4,715
	62,534	72,964

Less:
Customer reserves and security deposits	(20,219)	(21,324)
Net cash position	$42,315	$51,640

Our portfolio of liquid and investment grade short-term investments consists of U.S. denominated discounted and undiscounted notes and bonds.

Working capital, excluding cash and short-term investments held as reserves, as at March 31, 2008 was $11.9 million, as compared to $15.9 million at December 31, 2007. This decrease is due primarily to the use of cash by WowWee in the first quarter due to the seasonality of its revenues.We expect WowWee to use cash in the first half of the year for manufacturing costs required to fulfill sales orders, and to generate cash in the second half of the year as orders are shipped and subsequently collected.

Accounts and other receivable, as at March 31, 2008 were $13.4 million compared to $18.5 million at December 31, 2007. The decrease is due primarily to the seasonal first quarter decrease in revenues derived from WowWee.

Goodwill decreased by $0.2 million, from $66.2 million as at December 31, 2007 to $66.0 million as at March 31, 2008. This decrease is due to fair value adjustments made to the purchase price allocation for the WowWee acquisition. We expect to finalize the allocation by the end of the current year.

Intangible assets decreased by $4.8 million, from $86.9 million as at December 31, 2007 to $82.1 million as at March 31, 2008 due to amortization recorded in the three-month period ended March 31, 2008.

Customer reserves and security deposits as at March 31, 2008 were $20.2 million compared to $21.3 million as at December 31, 2007. The decrease of $1.1 million is primarily due to decreased processing volume in Optimal Payments.

Shareholders’ equity as at March 31, 2008 was $193.9 million as compared to $201.7 million as at December 31, 2007. The decrease is attributable primarily to the results of operations net of stock-based compensation and the cancellation of shares pursuant to our stock buyback program.

Results of Operations

Revenue derived from Optimal Payments is currently not subject to seasonality. Revenue derived from WowWee is subject to seasonal variability with a significant portion of revenues expected to be generated in the third and fourth quarter of each calendar year.

Three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007

Revenues increased by $1.2 million, from $30.1 million for the three-month period ended March 31, 2007 to $31.3 million for the three-month period ended March 31, 2008. The increase consists of additional revenues resulting from our acquisition of WowWee, offset by a decrease in revenues in Optimal Payments as a result of lower merchant volumes from normal attrition and discontinuing business with unprofitable merchant accounts.

Transaction processing and cost of sales increased by $0.7 million, from $18.7 million during the three-month period ended March 31, 2007 to $19.4 million for the three-month period ended March 31, 2008. The increase consists of additional cost of sales in WowWee, offset by a decrease in transaction processing due to lower volumes in Optimal Payments.

Selling, general and administrative expenses increased by $4.9 million, from $7.7 million for the three-month period ended March 31, 2007 to $12.6 million for the three-month period ended March 31, 2008. The increase in selling, general and administrative expenses is due primarily to our acquisition of WowWee.

Amortization of intangibles pertaining to transaction processing costs and cost of sales increased by $1.7 million, from $3.1 million during the three-month period ended March 31, 2007 to $4.8 million for the three-month period ended March 31, 2008. The increase in amortization is due primarily to the intangible assets acquired in connection with our acquisition of WowWee.

Amortization of property and equipment pertaining to selling, general and administrative remained constant at $0.3 million.

Amortization of equipment pertaining to cost of sales of $0.8 million is entirely due to our acquisition of WowWee and is related to the amortization of moulds used in the production of our products.

Research and development expenses increase by $0.9 million, from $0.7 for the three-month period ended March 31, 2007 to $1.6 for the three-month period ended March 31, 2008. The increase in research and development expenses is due primarily to our acquisition of WowWee.

Stock based compensation pertaining to selling, general and administrative decreased from $6.0 million during the three-month period ended March 31, 2007, to $0.6 million during the three-month period ended March 31, 2008. As a result of our acquisition of all of the issued ordinary shares of OPIL held by non-controlling shareholders in February 2007, all of the unvested restricted share units became exercisable and the remaining unamortized compensation cost of approximately $6.0 million was recognized in the three-month period ended March 31, 2007.

Investment income decreased by $1.4 million, from $1.9 million during the three-month period ended March 31, 2007 to $0.5 million for the three-month period ended March 31, 2008. The decrease is due primarily to the lower cash position during the three-month period ended March 31, 2008, as a result of funds used to acquire WowWee.

The provision for income taxes consists of a recovery of $0.7 million for the three-month period ended March 31, 2008 compared to charge of $0.8 million for the three-month period ended March 31, 2007. The 2007 tax provision includes the tax effect of non-deductible stock-based compensation expense in the amount of $1.9 million, which was the result of the acceleration of vesting and exercise of restricted stock units in connection with the privatization of OPIL. In 2008, the tax effect of non-deductible stock-based compensation was $0.2 million. The effective tax recovery has decreased in 2008 due to an increased portion of our taxable losses being generated in Hong Kong at a lower effective tax rate than in Canada, the effect of which was included in the tax provision as a difference in tax rates in foreign jurisdictions of $0.7 million, compared to a tax recovery of $0.03 million in 2007. In addition, the 2008 provision includes the effect of $0.7 million due to taxable losses for which a valuation allowance has been recorded as we determined that they were not more likely than not of being realized.

Our tax provision also includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our interim consolidated financial statements are presented in U.S. dollars, these foreign exchange gains and losses do not affect earnings before income taxes. In 2008, our tax provision includes a future tax charge of $0.3 million related to foreign exchange compared to a recovery of $0.1 million for 2007.

We did not record non-controlling interest for the three-month period ended March 31, 2008 as compared to $0.2 million for the three-month period ended March 31, 2007, as a result of our acquisition of all of the issued and outstanding ordinary shares of OPIL held by non-controlling shareholders in February 2007.

Our net loss for the three-month period ended March 31, 2008 was $8.0 million (or $0.32 per diluted share), compared to a net loss of $5.7 million (or $0.24 per diluted share) for the three-month period ended March 31, 2007. The increase in the loss is due to a loss of $7.2 million from WowWee, which we expect will generate approximately 75% of its annual revenues in the third and fourth quarters.

EBITDA was a loss of $2.7 million (or a loss of $0.11 per diluted share) for the three-month period ended March 31, 2008 compared to $2.8 million (or $0.12 per diluted share) for the three-month period ended March 31, 2007.

EBITDA is a non-GAAP financial measure. A reconciliation of this non-GAAP financial information is presented in the table below. We use non-GAAP measures to assess our operating performance. Securities regulations require that companies caution readers that earning and other measures adjusted to a basis other than GAAP do not have standardized meanings and are unlikely to be comparable to similar measures used by other companies. Accordingly, they should not be considered in isolation. We use EBITDA to measure our performance from one period to the next without the variation caused by certain adjustments that could potentially distort the analysis of trends in our operating performance, and because we believe it provides meaningful information on our financial condition and operating results.

EBITDA, as we use it, is calculated as earnings before investment income, taxes, depreciation and amortization and excludes the impacts of impairment loss, non-controlling interest, stock-based compensation, discontinued operations and legal settlements. We believe it is useful to exclude these items as they are either non-cash expenses, items that cannot be influenced by management in the short term, or items that do not impact core operating performance. Excluding these items does not imply they are necessarily non-recurring.

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended
	March 31,
	2008	2007
	Unaudited	Unaudited

Net loss	$(8,046)	$(5,652)

Add (deduct):
Amortization of intangibles pertaining to transaction processing and cost of sales	4,764	3,109
Amortization of equipment pertaining to selling, general and administrative	305	334
Amortization of equipment pertaining to cost of sales	829	-
Stock-based compensation pertaining to selling, general and administrative	571	5,997
Non-controlling interest	-	159
Investment income	(446)	(1,901)
Income tax (recovery) provision	(716)	781

EBITDA	$(2,739)	2,827
Diluted shares	25,130,853	24,579,950

EBITDA per diluted share	$(0.11)	$0.12

Liquidity and Capital Resources

As at March 31, 2008, cash and cash equivalents, cash held as reserves, short-term investments, short-term investments held as reserves and settlement assets totaled $62.5 million (including $7.8 million held as reserves) compared to $73.0 million (including $8.6 million held as reserves) as at December 31, 2007.

The decrease in cash and cash equivalents, and short-term investments is primarily due to cash and cash equivalents used in operations, the purchases of equipment, and the reduction of customer reserves and security deposits. As described above, a significant portion of cash and cash equivalents, and short-term investments have a corresponding liability as these cash amounts are derived from reserves and security deposits which are due to customers (see Our Industry Segments – Optimal Payments).

Settlement assets result from timing differences in the settlement process of Optimal Payments. Settlement assets are typically funded to us within days from the transaction processing date.

Operating activities used $6.0 million of cash and cash equivalents in the three-month period ended March 31, 2008, as compared to $19.9 million of cash used for the three-month period ended March 31, 2007. This decrease is due mainly to a reduction in cash payments made regarding customer reserves and security deposits.In 2007, we paid out a significant amount of these reserves as a result of the cessation of the U.S. based gaming portion of the payment processing segment.

Financing activities used a nominal amount of cash for the three-month period ended March 31, 2008 compared to using $8.5 million for the three-month period ended March 31, 2007. In 2007, we repaid the existing bank indebtedness of $8.6 million in full.

Investing activities generated$4.8 million of cash and cash equivalents for the three-month period ended March 31, 2008 compared to generating $47.5 million of cash and cash equivalents for the three-month period ended March 31, 2007, which included proceeds from maturities of short-term investments of $66.5 million and the repurchase of OPIL shares of $16.5 million. During the three-month period ended March 31, 2008, $5.8 million was received from the proceeds on maturity of short-term investments, and $1.3 million was used to acquire equipment and intangible assets primarily related to WowWee.

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

There have been no material changes to the disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

As of March 31, 2008 (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no material changes to the disclosure of legal proceedings contained in our Annual Report on Form 10-K for the year ended December 31, 2007, except as follows. On March 20, 2008, we entered into a settlement agreement with Fujitsu, which brought to an end the arbitration proceedings initiated by Fujitsu in February 2007 and resolved all potential claims by Fujitsu. The amount that we paid to settle Fujitsu’s claims is not considered to be material to us.

From time to time, Optimal Payments receives requests from law enforcement officials for information relating to the processing of transactions for specific merchants. At present, the Company is responding to such a request issued by the U.S. Attorney’s Office in the Eastern District of New York in relation to the criminal prosecution of the operator of an Internet pharmacy. Optimal Payments has also received a request for information relating generally to its former involvement in processing payment transactions for Internet pharmacies.

Item 1A.	Risk Factors

There were no material changes to the disclosure of risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three-month period ending March 31, 2008. The following table is a summary of our purchases of common shares during the three-month period ended March 31, 2008.

Optimal Group Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 1, 2008– March 31, 2008	108,556	2.9929	108,556	1,126,142

Total	108,556(2)	2.9929	108,556(2)	1,126,142

(1)

We made all purchases of our common shares under our stock purchase program publicly announced on November 6, 2007 under which we are authorized to purchase up to 1,300,000 shares, being approximately 5.0% of the 26,036,548 common shares outstanding as at November 14, 2007. We are authorized under our 2007 stock purchase program to purchase our common shares on the open market through the facilities of the Nasdaq Stock Market from time to time over the course of the 12-month period that commenced on November 21, 2007 and ends on November 20, 2008

(2)

During the three-month period ended March 31, 2008, 108,556 shares were purchased; 91,758 shares were cancelled in March 2008. The purchase of 16,798 shares was settled, and the purchase price was paid, only in April 2008, at which time these shares were cancelled.

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

May 8, 2008	Optimal Group Inc.

	By:	/s/ NEIL S. WECHSLER
Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GARY S. WECHSLER
Gary S. Wechsler, Chief Financial Officer
(Principal Accounting Officer)