Form 10-Q
period 2008-08-06
OPTIMAL GROUP INC
filed 2008-08-07
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).			Yes ☐ No ☒

At August 1, 2008, the registrant had 25,829,090 common shares designated as Class “A” shares (without nominal or par value) outstanding.

OPTIMAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements of

(Unaudited)

OPTIMAL GROUP INC.

Periods ended June 30, 2008 and 2007

(expressed in U.S. dollars)

OPTIMAL GROUP INC.

Consolidated Financial Statements

(Unaudited)

Periods ended June 30, 2008 and 2007

(expressed in U.S. dollars)

Financial Statements

Consolidated Balance Sheets	4
Consolidated Statements of Operations and Comprehensive Loss	5
Consolidated Statements of Shareholders’ Equity	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8

OPTIMAL GROUP INC.
Consolidated Balance Sheets
(Unaudited)

June 30, 2008 and December 31, 2007
(expressed in thousands of U.S. dollars)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$51,000	$47,193
Cash held as reserves	5,768	6,869
Short-term investments	2,383	12,477
Short-term investments held as reserves	1,795	1,710
Settlement assets	1,402	4,715
Accounts and other receivables	19,367	18,513
Inventories	15,954	3,103
Income taxes receivable and refundable investment tax credits	576	4,169
Prepaid expenses and deposits	1,403	1,958
Future income taxes	876	714
	100,524	101,421

Restricted cash (note 7 (a))	19,183	19,183
Property and equipment	5,597	4,670
Goodwill	36,026	66,210
Intangible assets	77,817	86,858
Future income taxes	–	6,200
Other asset	–	5,739

	$239,147	$290,281
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$52,978	$47,083
Customer reserves and security deposits	19,233	21,324
Income taxes payable	7,681	7,251
Future income taxes	1,124	1,270
	81,016	76,928

Future income taxes	10,886	11,648

Shareholders' equity:
Share capital	210,741	211,998
Warrants	2,696	2,696
Additional paid-in capital	32,798	29,561
Deficit	(97,506)	(41,066)
Accumulated other comprehensive loss	(1,484)	(1,484)
	147,245	201,705
Contingencies (note 7) Subsequent event (note 17)
	$239,147	$290,281

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues	$41,578	$28,042	$72,829	$58,108

Expenses:
Transaction processing and cost of sales	26,668	18,096	46,063	36,769
Selling, general and administrative	13,705	5,803	26,285	13,474
Amortization of intangibles pertaining to transaction processing and cost of sales	4,832	3,227	9,596	6,336
Amortization of equipment pertaining to cost of sales	832	-	1,661	–
Amortization of equipment pertaining to selling, general and administrative	337	316	642	650
Stock-based compensation pertaining to selling, general and administrative	1,880	30	2,451	6,027
Research and development	1,155	601	2,750	1,264
Operating leases	540	282	960	514
Impairment of goodwill (note 4)	29,097	-	29,097	-

Loss before undernoted item	(37,468)	(313)	(46,676)	(6,926)

Investment income	243	1,576	689	3,477

(Loss) earnings before income tax provision and non-controlling interest	(37,225)	1,263	(45,987)	(3,449)

Income tax provision	11,169	106	10,453	887

(Loss) earnings before non-controlling interest	(48,394)	1,157	(56,440)	(4,336)

Non-controlling interest	-	-	-	(159)

Net (loss) earnings and comprehensive (loss) income	$(48,394)	$1,157	$(56,440)	$(4,495)

Weighted average number of shares:
Basic	25,852,211	23,854,507	25,910,169	23,853,710
Plus impact of stock options and warrants	-	542,407	-	617,135

Diluted	25,852,211	24,396,914	25,910,169	24,470,845

Earnings (loss) per share:
Basic	$(1.87)	$0.05	$(2.18)	$(0.19)
Diluted	(1.87)	0.05	(2.18)	(0.19)

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars)

						Accu-
						mulated
				Addi-		other
				tional		compre-
	Class “A” shares			paid-in		hensive
	Number	Dollars	Warrants	capital	Deficit	loss	Total

Balance, December 31, 2007	25,983,148	$211,998	$2,696	$29,561	$(41,066)	$(1,484)	$201,705

Cancellation of shares pursuant to stock buyback program (note 5)	(154,058)	(1,257)	–	786	–	–	(471)

Stock-based compensation (note 8)	–	–	–	2,451	–	–	2,451

Net loss	–	–	–	–	(56,440)	–	(56,440)

Balance, June 30, 2008	25,829,090	$210,741	$2,696	$32,798	$(97,506)	$(1,484)	$147,245

Balance, December 31, 2006	23,849,090	$202,252	$–	$23,169	$(4,555)	$(1,484)	$219,382

Exercise of stock options:
Cash proceeds	10,708	52	–	–	–	–	52
Ascribed value	–	55	–	(55)	–	–	–

Stock-based compensation (note 8)	–	–	–	6,027	–	–	6,027

Net loss	–	–	–	–	(4,495)	–	(4,495)

Balance, June 30, 2007	23,859,798	$202,359	$–	$29,141	$(9,050)	$(1,484)	$220,966

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Cash flows from (used in) operating activities:
Net (loss) earnings	$(48,394)	$1,157	$(56,440)	$(4,495)
Adjustments for items not affecting cash:
Non-controlling interest	-	-	-	159
Amortization	6,001	3,543	11,899	6,986
Gain on settlement of litigation	-	(1,612)	-	(1,612)
Impairment of goodwill	29,097	-	29,097	-
Future income taxes	11,730	(421)	10,637	(997)
Stock-based compensation	1,880	30	2,451	6,027
Foreign exchange	(15)	(108)	(21)	(138)
Net change in operating assets and liabilities (note 11 (a))	2,877	(22,295)	(418)	(45,584)
	3,176	(19,706)	(2,795)	(39,654)

Cash flows from (used in) financing activities:
Repurchase of Class "A" shares	(148)	-	(471)	-
Proceeds from exercise of RSUs in OPIL	-	-	-	58
Proceeds from issuance of Class "A" shares	-	34	-	52
Decrease in bank indebtedness	-	-	-	(8,581)
	(148)	34	(471)	(8,471)

Cash flows from (used in) investing activities:
Purchase of equipment and intangible assets	(2,063)	(976)	(3,380)	(2,058)
Proceeds from maturity of short-term investments	4,318	5,138	10,094	71,621
Decrease in long-term receivables	-	27	368	362
Repurchase of OPIL shares	-	-	-	(16,463)
Transaction costs	-	(6)	-	(1,748)
	2,255	4,183	7,082	51,714

Effect of exchange rate changes on cash and cash equivalents during the period	15	108	(9)	155

Increase (decrease) in cash and cash equivalents	5,298	(15,381)	3,807	3,744

Cash and cash equivalents, beginning of period	45,702	123,047	47,193	103,922

Cash and cash equivalents, end of period	$51,000	$107,666	$51,000	$107,666

Supplemental cash flow information (note 11)

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

1.	Nature of operations:

These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles (“GAAP”). The unaudited consolidated balance sheet as at June 30, 2008, the unaudited consolidated statements of operations and comprehensive loss and cash flows for the periods ended June 30, 2008 and 2007 and the unaudited consolidated statements of shareholders’ equity for the periods ended June 30, 2008 and 2007 reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 4 to the annual audited consolidated financial statements for the year ended December 31, 2007, except as described in note 2 below. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual audited consolidated financial statements of Optimal Group Inc. (“the Company”) as at and for the year ended December 31, 2007.

The Company’s revenues and expenses are subject to seasonal variations. The results of operations and cash flows for any quarter are not necessarily indicative of the results or cash flows for an entire year.

All amounts in the attached notes are unaudited unless otherwise specifically identified.

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

Inventories are measured at the lower of cost and net realizable value. At June 30, 2008, inventories consist of raw materials of $15,369 and finished goods of $585.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

2.	Changes in accounting policies (continued):
(b)	Future accounting policies:

In February 2008, the CICA issued Section 3064, Goodwill and Intangible Assets, which will replace Section 3062, Goodwill and Other Intangible Assets, and Section 3450,Research and Development Costs. The standard provides guidance on the recognition of intangible assets in accordance with the definition of an asset and the criteria for asset recognition, as well as clarifying the application of the concept of matching revenues and expenses, whether these assets are separately acquired or internally developed. This standard applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2008. The adoption of this standard is not expected to have a significant impact on the Company’s financial results.

In 2005, the Accounting Standards Board of Canada announced that accounting standards in Canada are to converge with International Financial Reporting Standards ("IFRS"). In February 2008, the CICA confirmed the change over date from current Canadian GAAP to IFRS to be January 1, 2011. While IFRS uses a conceptual framework similar to Canadian GAAP, there are significant differences in accounting policies which must be addressed. The Company has not yet fully assessed the future impact of these new standards on the consolidated financial statements.

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business acquisitions 2007 (continued):
(b)	Wow Wee Limited (continued):

The total purchase price was $60,421, consisting of a cash consideration of $46,570, the issuance of 2,169,197 Class "A" shares with a fair value of $10,000, 820,000 warrants to purchase 820,000 Class  "A" shares having an estimated fair value of $2,696 and transaction costs of approximately $1,155. The warrants have an exercise price of $5.56 per share and are exercisable for a period of seven years.

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business acquisitions 2007 (continued):
(b)	Wow Wee Limited (continued):

Assets acquired:
Cash and cash equivalents	$483
Accounts receivable	9,722
Inventories	5,568
Income tax receivable	2,966
Prepaid expenses and deposits	771
Property and equipment	1,991
Customer relationships	21,171
Intellectual property	5,520
Tradename	14,797
Goodwill	36,028
99,017

Liabilities assumed:
Accounts payable and accrued liabilities	32,301
Future income taxes	6,295
38,596

Net assets acquired	$60,421

Consideration:
Cash	$46,570
2,169,197 Class "A" shares	10,000
Warrants	2,696
Transaction costs	1,155

Total purchase price	$60,421

Goodwill recorded in connection with this transaction is not expected to be deductible for tax purposes.

The fair value of the warrants was estimated using the Black-Scholes model using the following assumptions: exercise price $5.56, share price $5.48, volatility 56%, risk-free rate 3.74%, and dividend yield 0%.

During the six-month period ended June 30, 2008, the Company reduced the goodwill on acquisition by $1,085 to record fair value adjustments as at the date of acquisition for accounts receivable ($1,427), property and equipment ($466) and accounts payable and accrued liabilities ($124).

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Goodwill and other intangible assets:

June 30, 2008
	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$36,026	$–	$36,026

Customer relationships and service agreements	86,482	31,598	54,884
ISO/ISA relations	7,180	2,821	4,359
Intellectual property	5,520	1,227	4,293
Tradename	14,798	1,972	12,826
Other	6,688	5,233	1,455
	120,668	42,851	77,817

	$156,694	$42,851	$113,843

December 31, 2007
	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Goodwill	$66,210	$–	$66,210

Customer relationships and service agreements	86,482	25,502	60,980
ISO/ISA relations	7,180	2,308	4,872
Intellectual property	5,520	307	5,213
Tradename	14,798	493	14,305
Other	6,134	4,646	1,488
	120,114	33,256	86,858

	$186,324	$33,256	$153,068

At December 31, 2007, the net book value of goodwill was $66,210, of which $37,113 related to the consumer robotic, toy and entertainment products segment and $29,097 related to the payment processing segment. Goodwill in the payment processing segment at December 31, 2007 was net of impairment charges of $22,552 provided for in 2007.

As discussed in note 3 (b), goodwill in the consumer robotic, toy and entertainment products segment was reduced by $1,085 during the six-month period ended June 30, 2008, as a result of fair value adjustments to certain assets and liabilities at the date of acquisition.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Goodwill and other intangible assets (continued):

At June 30, 2008, the Company tested goodwill for impairment in the payment processing segment as the Company determined that there was a more likely than not expectation that a significant portion, or this entire segment, would be sold over the course of the next 12 months. As a result of this analysis, the goodwill in the segment was determined to be impaired since the estimated fair value to be realized as proceeds from transactions would be less than the carrying value of the segment including goodwill. As a result, the Company recorded a non-cash goodwill impairment loss of $29,097 in the second quarter of 2008 in the payment processing segment. The balance of goodwill at June 30, 2008 relates entirely to the Company’s consumer robotic, toy and entertainment products segment. Refer to note 17.

5.	Share capital:

On November 6, 2007, the Board of Directors renewed the stock buyback program authorizing the Company to purchase up to 5% of its outstanding Class "A" shares. The Company may purchase the Class "A" shares on the open market through the facilities of the Nasdaq Stock Market over the course of 12 months commencing November 21, 2007 and ending November 20, 2008. All shares purchased under the stock buyback program will be cancelled. During the six months ended June 30, 2008, 154,058 Class "A" shares having a book value of $1,257 have been repurchased for a total consideration of $471. The excess of the book value of the shares over the purchase price, in the amount of $786, was added to the additional paid-in capital.

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

6.	Stock options and warrants (continued):
(a)	Optimal Group Inc. (continued):

Details of outstanding stock options are as follows:

		Weighted
		average
		exercise
	Number of	price
	options	per share

Options outstanding December 31, 2007	5,538,541	$6.26

Expired/cancelled	(34,000)	6.34

Options outstanding June 30, 2008	5,504,541	$6.26

During the six-month period ended June 30, 2008, no options were granted.

As at June 30, 2008, 5,504,541 stock options could potentially dilute basic earnings per share in the future. They were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period ended June 30, 2008.

The following table summarizes information about the options outstanding and exercisable at June 30, 2008:

Options outstanding				Options exercisable
	Weighted
	average		Weighted		Weighted
	remaining		average		average
	contractual		exercise		exercise
Exercise	life		price per		price per
price/share	(years)	Number	share	Number	share

$7.10	5.83	3,840,041	$7.10	3,840,041	$7.10
$9.36	3.47	37,500	9.36	12,500	9.36
$4.21	6.38	1,627,000	4.21	–	–

		5,504,541	$6.26	3,852,541	$7.11

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

6.	Stock options and warrants (continued):
(a)	Optimal Group Inc. (continued):

At June 30, 2008, there are 820,000 warrants outstanding, exercisable at $5.56 per share. These warrants expire in November 2014 and 50% are exercisable in November 2008 and the balance is exercisable in November 2009. All of these warrants could potentially dilute basic earnings per share in the future. The warrants were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period ended June 30, 2008.

(b)	Terra Payments Inc.:

Details of the stock options outstanding under the Terra Payments Inc. plan as at June 30, 2008 are as follows:

U.S. dollar exercise price			Canadian dollar exercise price
				Weighted average
		Exercise price		exercise price
	Number	per share	Number	per share

Balance, December 31, 2007	134,113	$7.43	140,709	$8.26

Expired/cancelled	–	–	(18,604)	4.83

Balance, June 30, 2008	134,113	$7.43	122,105	$8.78

All of these options were fully vested.

These options expire on various dates up to April 2009.

The 134,113 options outstanding with a U.S. dollar exercise price of $7.43 have a remaining contractual life of 0.75 year as at June 30, 2008.

As at December 31, 2007, there were 21,978 warrants outstanding, which expired in March 2008.

There are 256,218 Terra options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period ended June 30, 2008.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

7.	Contingencies:
(a)

As previously announced, immediately following the enactment of the Unlawful Internet Gambling Enforcement Act of 2006 ("the Act") on October 13, 2006, the Company’s then majority-owned subsidiary, OPIL, ceased to process settlement transactions originating from United States consumers. This represented a substantial portion of its revenues derived from processing transactions from online gambling. The Company is exposed to adverse consequences as a result of possible enforcement proceedings, governmental investigations or lawsuits initiated against it in jurisdictions where online gambling is or becomes restricted or prohibited.

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

(b)

Optimal Payments Inc. has received a request for information from the U.S. Attorney’s office in the Eastern District of New York pertaining to its former involvement in processing transactions for Internet pharmacies. Optimal Payments Inc. is currently in discussions with that Office relating to those processing activities. No provision has been recorded by Optimal Payments Inc. for this matter because the outcome of these discussions and the amount of loss, if any, are not determinable.

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
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

8.	Stock-based compensation:

Stock-based compensation expenses in the consolidated statements of operations was comprised of:

	Three months ended		Six months ended
	June 30,		June 30
	2008	2007	2008	2007
Expense related to options granted in 2004 amended in 2008	$1,356	$–	$1,356	$–
Expense related to options granted in 2006	17	30	73	60
Expense related to options granted in 2007	507	–	1,022	–
Expense related to OPIL restricted share unit plan	–	–	–	5,967

	$1,880	$30	$2,451	$6,027

In June 2008, the shareholders approved a modification to the expiry date of 3,840,041 options exercisable at $7.10 per share from April 29, 2009 to April 29, 2014. Since these options were vested at the date of modification, the incremental value of $1,356 of the fair value of the modified option over the value of the old option immediately before its terms were modified was expensed in the quarter ended June 30, 2008.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Income taxes:

The income tax provision differs from the amount computed by applying the combined Canadian federal and Québec provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

	Three months ended		Six months ended
	June 30,		June 30
	2008	2007	2008	2007

(Loss) earnings before income taxes and non-controlling interest	$(37,225)	$1,263	$(45,987)	$(3,449)

Combined Canadian federal and provincial income taxes at 31% (2007 - 32%)	$(11,502)	$404	$(14,210)	$(1,105)
Foreign exchange(1)	(477)	(1,152)	(226)	(1,290)
Change in valuation allowance	(277)	1,285	391	1,539
Difference in tax rates in foreign jurisdictions	323	(280)	1,021	(311)
Stock-based compensation not deductible	582	10	759	1,930
Impairment of goodwill not deductible	8,991	–	8,991	–
Amortization of other asset	5,739	–	5,739	236
Write-off of previously recognized future income tax assets	7,582	–	7,582	–
Permanent differences and other	208	(161)	406	(112)

Income tax provision	$11,169	$106	$10,453	$887

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Income taxes (continued):

The provision for income taxes is composed of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Current income taxes	$(561)	$527	$(184)	$1,884
Future income taxes	11,730	(421)	10,637	(997)

	$11,169	$106	$10,453	$887

As a result of the goodwill impairment loss relating to the payment processing segment referred to in note 4, the Company also amortized $5,739 of the other (tax) asset as a future tax expense in the second quarter of 2008, representing the remaining portion of this asset that was realized at June 30, 2008. In addition, the Company wrote off $7,582 of previously recognized future tax assets that no longer met the criteria for recognition.

10.	Segmented information:

As of November 7, 2007, as a result of the acquisition of the assets of WowWee as discussed in note 3 (b), the Company operates in two segments: the consumer robotic, toy and entertainment products segment and the payment processing segment.

Comparative figures have been reclassified to conform with this new presentation.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Segmented information (continued):
(a)	Information on the operating segments is as follows:

	Consumer
	robotic, toy and
	entertainment	Payment
	products	processing	Unallocated	Consolidated

Three-month period ended June 30, 2008:

Revenues	$15,486	$26,092	$–	$41,578

Transaction processing and cost of sales	10,750	15,918	–	26,668
Selling, general and administrative	6,123	7,456	126	13,705
Research and development	657	498	–	1,155
Operating leases	237	303	–	540
	(2,281)	1,917	(126)	(490)

Stock-based compensation	45	17	1,818	1,880
Impairment loss	–	29,097	–	29,097
Amortization	2,748	3,211	42	6,001
	(5,074)	(30,408)	(1,986)	(37,468)

Investment (expense) income	(97)	170	170	243

Loss before income taxes	(5,171)	(30,238)	(1,816)	(37,225)

Income tax (recovery) provision	(548)	11,717	–	11,169

Net loss	$(4,623)	$(41,955)	$(1,816)	$(48,394)

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Segmented information (continued):
(a)	Information on the operating segments is as follows (continued):

	Consumer
	robotic, toy and
	entertainment	Payment
	products	processing	Unallocated	Consolidated

Six-month period ended June 30, 2008:

Revenues	$20,386	$52,443	$–	$72,829

Transaction processing and cost of sales	14,460	31,603	–	46,063
Selling, general and administrative	11,121	14,989	175	26,285
Research and development	1,275	1,475	–	2,750
Operating leases	474	486	–	960
	(6,944)	3,890	(175)	(3,229)

Stock-based compensation	97	73	2,281	2,451
Impairment loss	–	29,097	–	29,097
Amortization	5,396	6,453	50	11,899
	(12,437)	(31,733)	(2,506)	(46,676)

Investment (expense) income	(141)	387	443	689

Loss before income taxes	(12,578)	(31,346)	(2,063)	(45,987)

Income tax (recovery) provision	(770)	11,223	–	10,453

Net loss	$(11,808)	$(42,569)	$(2,063)	$(56,440)

Revenues from the consumer robotic, toy and entertainment products segment is subject to seasonal variability with a significant portion of revenues generated in the third and fourth quarters of each calendar year.

In the periods ended June 30, 2007, the Company only operated in the payment processing segment.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Segmented information (continued):
(a)	Information on the operating segments is as follows (continued):

	Consumer
	robotic, toy and
	entertainment	Payment	Eliminations/
	products	processing	unallocated	Consolidated

June 30, 2008:

Total assets	$117,459	$88,333	$33,355	$239,147

Total additions paid for equipment and other intangibles for the six months ended June 30, 2008	2,646	193	541	3,380

December 31, 2007:

Total assets	$104,560	$140,050	$45,671	$290,281

Total additions to goodwill for the year ended December 31, 2007	37,113	2,406	–	39,519

Total additions to equipment and other intangibles for the year ended December 31, 2007
- through business acquisition	43,945	–	–	43,945
- other	1,597	3,112	35	4,744

(b)	Geographic information is as follows:

					Property and equipment,
	Revenues				goodwill and intangibles
	Three months ended		Six months ended		June 30,	December 31,
	June 30,		June 30,
	2008	2007	2008	2007	2008	2007

United States	$26,949	$21,318	$49,468	$42,318	$42,236	$58,429
Central America	2,816	3,026	5,734	8,086	–	–
Canada	1,973	1,807	3,742	3,585	2,919	19,695
Europe	7,292	1,610	9,641	3,298	28	1,649
Hong Kong	–	–	–	–	74,257	77,965
Other	2,548	281	4,244	821	–	–

	$41,578	$28,042	$72,829	$58,108	$119,440	$157,738

Revenues are attributed to countries based on the location of the customers. The "Other" caption includes countries in Africa, Australia and Asia (excluding Hong Kong).

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

11.	Supplemental disclosure of cash flow and other information:
(a)	Net change in operating assets and liabilities:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Cash and short-term investments held as reserves	$245	$7,441	$1,016	$8,320
Restricted cash	–	(19,182)	–	(19,182)
Settlement assets	921	213	3,313	5,053
Accounts receivable	(5,208)	(916)	236	457
Inventories	(8,095)	–	(12,851)	–
Income taxes receivable and refundable investment tax credits receivable	2,903	(363)	3,593	(432)
Prepaid expenses and deposits	(316)	(122)	37	1,322
Accounts payable and accrued liabilities	13,757	971	5,665	(5,720)
Income taxes payable	(344)	(696)	664	519
Customer reserves and security deposits	(986)	(9,641)	(2,091)	(35,921)

Net change in operating assets and liabilities	$2,877	$(22,295)	$(418)	$(45,584)

(b)	Cash paid for interest and income taxes:

Interest	$77	$–	$100	$41
Income taxes	150	461	150	679

(c)	Cash and cash equivalents:

	June 30,	December 31,
	2008	2007

Cash and cash equivalents consist of:
Cash balances with banks	$35,118	$47,193
Short-term investments, bearing interest at 2.26% to 5.50% (2007 - nil)	15,882	–

	$51,000	$47,193

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

11.	Supplemental disclosure of cash flow and other information (continued):
(d)	Non-cash transactions:

	June 30,	December 31,
	2008	2007

Addition of property, equipment and intangibles included in accounts payable and accrued liabilities	$240	$–
Shares and warrants issued in connection with WowWee	–	12,696
Adjustments to WowWee purchase price equation to goodwill	1,085	–

(e)	Foreign exchange:

Included in “Selling, general and administrative expenses” in the consolidated statement of operations and comprehensive loss is a foreign exchange loss relating to financial assets and liabilities of $3 for the three-month period ended June 30, 2008 (June 30, 2007 - $331) and $417 for the six-month period ended June 30, 2008 (June 30, 2007 - $310).

12.	Capital disclosures:

The Company’s objective is to maintain a strong capital base to maintain investor, creditor and market confidence and to sustain future development of the business.

Management defines capital as the Company’s shareholders’ equity, excluding accumulated other comprehensive income. The Company does not have any debt.

In order to maximize flexibility in financing the Company’s ongoing growth and be able to take advantage of additional new capital investment and acquisition opportunities, the Company does not currently pay a dividend. To maintain or adjust the capital structure, the Company may also repurchase existing shares, issue new shares or long-term debt, or sell assets to adjust to changes in economic conditions and the risk characteristic of the underlying assets. (Refer to note 5 as to the Company's stock buyback program.)

There were no changes to the Company’s approach to capital management during the period. Neither the Company nor any of its subsidiaries is subject to externally imposed capital requirements.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
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

The Company is exposed primarily to interest rate fluctuations as a result of cash (including cash held in reserve) which bears interest at variable interest rates. A 0.5% increase to the interest rate would have decreased the net loss and comprehensive loss by $116 in the six-month periods. An equal but opposite effect would result assuming a 0.5% decrease in interest rates.

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Financial risk management (continued):
(b)	Foreign currency risk (continued):

The following table provides an indication of the Company’s significant foreign currency exposures:

	June 30, 2008
	CAD	GBP	EURO

Cash and cash equivalents	4,026	455	554
Short-term investments	-	–	220
Accounts payable and accrued liabilities	(7,440)	(765)	(578)
Customer reserves and security deposits	(100)	(365)	(214)

Balance sheet exposure	(3,514)	(675)	(18)

As at June 30, 2008, all the short-term investments held in reserve were denominated in U.S. dollars.

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

The following are the exchange rates applied during the three- and six-month periods ended June 30, 2008:

	Average rate Q1	Average rate Q2	Rate as at June 30, 2008

CAD to USD	0.9953	0.9901	0.9807
GBP to USD	1.9779	1.9721	1.9906
EURO to USD	1.4984	1.5633	1.5748

Based on the Company’s foreign currency exposures noted above, varying the above exchange rates to reflect a 5% weakening of the U.S. dollar would affect earnings and comprehensive earnings as follows:

	CAD	GBP	EURO
	Six months ended	Six months ended	Six months ended
	June 30, 2008	June 30, 2008	June 30, 2008

Increase in net loss	$(176)	$(34)	$(1)

An assumed 5% strengthening of the U.S. dollar would have an equal but opposite effect on the above currencies to the amounts shown above.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
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

The credit risk relating to cash and cash equivalents is limited because the counterparties are highly-rated American and European financial institutions. The credit risk related to short-term investments is limited because they consist of discounted notes issued by high-credit, quality corporations. The Company has investment policies to provide guidance on investing available cash resources. In general, these policies stress the preservation of capital with investments allowed in notes issued by corporations with credit rankings of not less than R-1mid.

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Financial risk management (continued):
(c)	Credit risk (continued):
(ii)	Accounts receivable (continued):

Payment processing segment (continued):

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

The net charge for the provision for merchant losses is included in selling, general and administrative expenses in the statement of operations and comprehensive loss. As at June 30, 2008, the reserve for losses on merchant accounts is included in "Accounts payable and accrued liabilities" on the balance sheet.

The payment processing segment’s credit risk is also decreased because its customers consist of a diverse portfolio of small- and medium-sized merchants and because of the strong proprietary risk management expertise it has developed to help reduce the inherently higher risk associated with card-not-present transactions.

The maximum credit exposure to the Company is the carrying amount of financial assets plus credit risk on chargebacks, as previously explained, which are provided for separately.

Included in accounts and other receivables are trade receivables in the consumer robotic, toy and entertainment segment of $13,311. The aging of the trade receivables at the reporting date was as follows:

June 30,
2008

Not past due	$10,218
Past due 0-30 days	2,567
Past due 31-60 days	75
Past due 61-120 days	451

Trade receivables	$13,311

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Financial risk management (continued):
(c)	Credit risk (continued):
(ii)	Accounts receivable (continued):

A breakdown of trade receivables by type of customer is presented below:

June 30,
2008

Distributors	$7,044
Mass-market retailers	6,267

$13,311

(d)	Liquidity risk:

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

As at June 30, 2008, the Company has $51,000 of cash and cash equivalents and has no outstanding balance on its revolving line of credit.

The following are the contractual maturities of financial liabilities at June 30, 2008:

	Carrying amount	0 to 12 months

Accounts payable and accrued liabilities	$52,978	$52,978
Customer reserves and security deposits	19,233	19,233

Total	$72,211	$72,211

14.	Financial instruments:
(a)	Fair values:

The Company has determined that the fair value of its short-term financial assets and liabilities approximates their respective fair values as at the balance sheet dates because of the short-term maturity of those instruments.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Financial instruments (continued):
(b)	Financial income and expense:

The following components of income and expense relating to financial instruments are included in the statement of operations and comprehensive loss:

(i)	Interest income and expense:

	For the three months ending		For the six months ending
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Interest income on available-for-sale financial assets	$(266)	$(1,503)	$(728)	$(3,411)
Other	23	(73)	39	(66)

Total	$(243)	$(1,576)	$(689)	$(3,477)

Interest income on available-for-sale financial assets consists of interest earned from cash and cash equivalents and short-term investments invested in short-term deposits.

(ii)	Impairment losses recognized on trade receivables in consumer robotic, toy and entertainment products segment:

The Company recorded a bad debt expense of $11 for the three-month period ended June 30, 2008 (June 30, 2007 - nil) and $15 for the six-month period ended June 30, 2008 (June 30, 2007 - nil) in “Selling, general and administrative expenses” in the statement of operations and comprehensive loss.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Canadian/U.S. reporting differences:

The consolidated financial statements of the Company are prepared in accordance with Canadian GAAP, which conform, in all material respects, with U.S. GAAP, except as described below:

(a)	Consolidated balance sheets:

Differences between Canadian and U.S. GAAP in the presentation of share capital, additional paid-in capital and deficit are as follows:

(i)	Share capital:

	June 30,	December 31,
	2008	2007

Share capital in accordance with Canadian GAAP	$210,741	$211,998
Stock-based compensation costs on options exercised (1):
Cumulative effect of prior years	39,868	39,868
Change in reporting currency (2)	2,588	2,588

Share capital in accordance with U.S. GAAP	$253,197	$254,454

(ii)	Additional paid-in capital:

	June 30,	December 31,
	2008	2007

Additional paid-in capital in accordance with Canadian GAAP	$32,798	$29,561
Stock-based compensation costs (1):
Cumulative effect of prior years	68,757	68,757
Stock-based compensation costs on options exercised (1):
Cumulative effect of prior years	(39,868)	(39,868)
Change in reporting currency (2)	968	968

Additional paid-in capital in accordance with U.S. GAAP	$62,655	$59,418

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated balance sheets (continued):
(iii)	Deficit:

	June 30,	December 31,
	2008	2007

Deficit in accordance with Canadian GAAP	$(97,506)	$(41,066)
Stock-based compensation costs (1):
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation to non-employees (1)	(834)	(834)
Change in reporting currency (2)	(1,189)	(1,189)

Deficit in accordance with U.S. GAAP	$(168,286)	$(111,846)

(1)	Stock-based compensation:

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

The aggregate intrinsic value for outstanding and exercisable options at June 30, 2008 represents the pre-tax intrinsic value based on the Company’s closing stock price at June 30, 2008, which would have been received by option holders had they exercised their securities at that date. The aggregate intrinsic value of all outstanding and exercisable options was nil. No options were exercised during the period ended June 30, 2008.

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

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Canadian/U.S. reporting differences (continued):
(b)	Accumulated other comprehensive income (loss):

Accumulated other comprehensive income (loss) under U.S. GAAP, which resulted solely from the translation of the financial statements up to June 30, 2000, the date the Company adopted the United States dollar as its measurement currency, in accordance with the current rate method, is $(3,018) as at June 30, 2008 and December 31, 2007.

(c)	FIN 48 - Accounting for tax uncertainties:

For U.S. GAAP purposes, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN  48) on January 1, 2007. FIN 48 clarifies the accounting for income taxes recognized in a company's financial statements in accordance with FASB statement No. 109. FIN 48 prescribes a more-likely-than-not recognition threshold for tax uncertainties. For U.S. GAAP tax purposes, unrecognized tax benefits would be classified as non-current other liabilities. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At June 30, 2008 and December 31, 2007, the total liability for unrecognized tax benefits was approximately $15,000 and $14,500, respectively, of which $8,700 and $8,200, respectively, would impact the annual effective rate if realized. The increase during the year is represented by foreign exchange fluctuations, additional interest and other increases to the reserve.

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Canadian/U.S. reporting differences (continued):
(d)	SFAS No. 157 - Fair value measurements (continued):

Assets measured at fair value on a recurring basis:

Fair value measurements at reporting date using
		Quoted prices in	Significant	Significant
		active markets	other	unobservable
	June 30,	for identical	observable	inputs
	2008	assets (level 1)	inputs (level 2)	(level 3)

Available-for-sale securities	$4,178	$4,178	$–	$–

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

Periods ended June 30, 2008 and 2007
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

SFAS No. 162 - The hierarchy of generally accepted accounting principles and SFAS 163 - Accounting for financial guarantee insurance contracts:

In May 2008, the FASB issued the above-noted statements. The Company does not expect the adoption of these statements to affect its consolidated financial statements.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

16.	Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current period’s presentation.

17.	Subsequent event:

On August 5, 2008, the Company entered into agreements to dispose of the Canadian “card present” business and the “card not present” business of its payment processing segment. Proceeds on sale comprise a total cash consideration of $9,000, of which $7,500 is payable upon closing and the remainder through various instalments over a two-year period following the anniversary date of the closing of the transactions. The Company retains rights to residual payments and other interests in merchant account portfolios in the payment processing segment not included in these transactions. The Company believes that it is more likely than not that the remaining interest in this segment will be sold over the course of the next 12 months.

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

In this Form 10-Q, except where otherwise indicated, references to “dollars” or “$” are to United States dollars, references to our “common shares” are to our Class “A” shares, references to “our interim consolidated financial statements” are to our interim consolidated financial statements as at and for the period ended June 30, 2008, which are included in “Item 1. Financial Statements”, and all dollar amounts, except those expressed in millions of dollars, are rounded to the nearest thousand. Any reference in this report to uniform resource locator (URL) website locations are inactive textual references only and the contents of such websites do not form a part of this Form 10-Q.

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

On August 5, 2008, we entered into two separate agreements to dispose of the Canadian “card present” business and the “card not present” business of our payment processing segment. Proceeds on sale comprise a total cash consideration of $9.0 million, of which $7.5 million is payable upon closing and the remainder through various installments over a two-year period following the anniversary date of the closing of the transactions. Closing of the transactions is expected to occur on August 29, 2008. We retain the rights to residual payments and other interests in merchant account portfolios in the payment processing segment not included in these transactions. We believe that it is more likely than not that our remaining interest in this segment will be sold over the course of the next twelve months.

Our Industry Segments

As at June 30, 2008, we operate in two business segments: WowWee and Optimal Payments (see note 10 of the notes to our interim consolidated financial statements).

WOWWEE

Based in Hong Kong, with offices in La Jolla, California and Montreal, Quebec, WowWee designs, develops, markets and distributes technology-based, consumer robotic, toy and entertainment products. For 2008, WowWee’s product offerings encompass four distinct lines: WowWee Robotics, WowWee Flytech, WowWee Alive and WowWee Technologies.

WowWee’s products are sold in a range of brick and mortar channels including grocery stores, pharmacies, toy stores, department stores and high-end consumer technologies stores. A majority of our retailer customers in the United States also carry the full line of WowWee products on their Internet sales sites. WowWee’s products are available for purchase online at WowWee’s website (http://www.wowweestore.com ) and are also made through Internet-based “e-tailers” such as Amazon.com and Buy.com.

WowWee’s products are produced in China by third party manufacturers with which WowWee has long-standing relationships. Consistent with industry practice, the use of third party manufacturers allows WowWee to avoid incurring fixed manufacturing costs, while improving flexibility, capacity and production technology. By outsourcing its manufacturing process, WowWee maintains a flexible business model that enables it to be responsive to changing technology. In addition, once a product has reached its commercialization phase, WowWee is able to manage inventory risk by manufacturing products based upon actual customer orders as well as forecasts. Upon final assembly, some products can be shipped directly from the manufacturing locations to retailers and distributors, with title to the products passing to retailer customers in China. Although WowWee does not conduct the day-to-day manufacturing of its products, it is extensively involved in the design of the product prototype and production tools, dies and moulds for its products and seeks to ensure quality control by actively reviewing the production process and testing the products produced by its manufacturers. WowWee employs quality control inspectors who rotate among its manufacturers’ factories to monitor the production of substantially all of its products. WowWee’s quality assurance personnel oversee compliance with applicable regulations during each phase of product development, and perform compliance testing, and coordinate third party independent compliance testing, on all WowWee products. Once pre-production testing has been completed and production has been approved, WowWee’s quality assurance personnel monitor production at the manufacturer’s facility for compliance with WowWee’s quality requirements.

Within the United States and Canada, WowWee sells its products directly to its retailer customers through its direct sales channel and through independent sales representatives. For retailers across the rest of the world, WowWee utilizes a network of distributors located in various jurisdictions. WowWee products are also available for sale through WowWee’s Internet-based store. In 2007, approximately 55% of its products were sold in North America, with the balance being sold internationally. WowWee does not have written agreements with its customers. Instead, sales are generally made based on purchase orders, primarily against letters of credit. Historically, the majority of bookings and orders are received during the first two quarters of the year, with shipments occurring throughout the year as new products become available. The majority of product shipments occur during the third and fourth quarters of the year. Revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) products are shipped to customers who assume risk of loss, (iii) collection of the respective receivable is probable and (iv) sales price is fixed or determinable. In practice, this results in revenue being recognized when the product is shipped from Hong Kong. Accruals for customer discounts, rebates, incentives and allowances are recorded when the related revenues are recognized.

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

On August 5, 2008, we entered into two separate agreements to dispose of the Canadian “card present” business and the “card not present” business of our payment processing segment. Proceeds on sale comprise a total cash consideration of $9.0 million, of which $7.5 million is payable upon closing and the remainder through various installments over a two-year period following the anniversary date of the closing of the transactions. Closing of the transactions is expected to occur on August 29, 2008. We retain the rights to residual payments and other interests in merchant account portfolios in the payment processing segment not included in these transactions. We believe that it is more likely than not that our remaining interest in this segment will be sold over the course of next twelve months.

Seasonality

Revenue derived from the Optimal Payments business segment is currently not subject to seasonality. Revenue derived from the WowWee business segment is subject to seasonal variability with a significant portion of revenues generated in the third and fourth quarter of each calendar year.

Critical Accounting Policies and Estimates

Our interim consolidated financial statements have been prepared in accordance with Canadian GAAP, which requires us to make numerous estimates and assumptions. Financial results as determined by actual events could differ from those estimates and assumptions, and therefore affect our reported results of operations and financial position. Changes in accounting policies are more fully described in note 3 of the notes to our annual audited consolidated financial statements included in our Form 10-K Annual Report for the year ended December 31, 2007 and note 2 of the notes to our interim consolidated financial statements. Our significant accounting policies are more fully described in note 4 of the notes to our annual audited consolidated financial statements included in our Form 10-K Annual Report for the year ended December 31, 2007. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations. The preparation of financial statements also involves significant management judgment in making estimates about the effect of matters that are inherently uncertain. While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible, based on existing knowledge, that changes in future conditions in the near term could affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. “Near term” is considered to be within one year from the date of the financial statements.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, customer disputes and the collectability of specific customer accounts. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have an adverse impact on our operating results. The allowance for doubtful accounts is also affected by the time at which uncollectible accounts receivable balances are actually written off.

Major customers’ accounts are monitored on an ongoing basis; more in depth reviews are performed based on changes in customer’s financial condition and/or the level of credit being extended. When a significant event occurs, such as a bankruptcy filing by a specific customer, and on a quarterly basis, the allowance is reviewed for adequacy and the balance or accrual rate is adjusted to reflect current risk prospects.

Sales Incentives

Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment. We routinely enter into arrangements with our customers to provide sales incentives, support customer promotions, and provide allowances for returns. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized.

Reserve for Inventory Obsolescence

We value our inventory at the lower of cost or net realizable value. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value.

Failure to accurately predict and respond to consumer demand could result in our underproducing popular items or overproducing less popular items. Furthermore, significant changes in demand for our products would impact management’s estimates in establishing our inventory provision.

Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory to its net realizable value is recorded, as an increase to cost of sales, when deemed necessary under the lower of cost or market standard.

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

Due to the subjective nature of assessing impairment, significant changes in the assumptions used to develop the estimate could materially affect the conclusion regarding the future cash flows necessary to support the valuation of long-lived assets and goodwill. The valuation of goodwill involves a high degree of judgment and consists of a comparison of the fair value of a reporting unit with its book value. Impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the implied fair value is more than the book value of the reporting unit, an impairment loss is not indicated. If impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

Income Taxes

We provide for income taxes using the asset and liability method of tax allocation. Under this method, future income tax assets and liabilities are determined based on deductible or taxable temporary differences between financial statement values and tax values of assets and liabilities using substantively enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse. We establish a valuation allowance against future income tax assets if, based on available information, it is more likely than not that some or all of the future income tax assets will not be realized. In assessing the recoverability of tax assets, we consider whether it is more likely than not that some portion or all of the tax assets will not be realized. The ultimate realization of the future tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Our income tax provision and related income tax assets and liabilities are calculated based on actual income in the various jurisdictions in which we operate.  Significant judgment is required in interpreting tax regulations in the Canadian and foreign jurisdictions, and in evaluating worldwide uncertain tax positions.  Actual results could differ materiality from those judgments, and changes in judgments could materially affect our consolidated financial statements.

Contingent Liabilities

Our former gaming payment processing services segment derived a substantial portion of its revenue prior to October 13, 2006 from processing transactions from U.S.-based gaming. Therefore, we may be exposed to adverse consequences as a result of enforcement proceedings, governmental investigations or lawsuits initiated against us in jurisdictions where gaming is or becomes restricted or prohibited. Following announcements by the U.S. Attorney’s Office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, we announced on May 8, 2007 that we had initiated discussions with the U.S. Attorney’s Office in the Southern District of New York and are in the process of responding to a voluntary request for information issued by the U.S. Attorney’s Office. In connection with the ongoing investigation, we announced on May 11, 2007 that we had received a copy of warrants of seizure issued by the U.S. Attorney’s Office against funds of certain payment processors that were on deposit with two U.S. banks. These funds included $19.2 million on deposit to the credit of our affiliates. The total amount seized of $19.2 million is presented as restricted cash on the consolidated balance sheets. We have not recorded any provision for this matter because the outcome of these discussions and the amount of loss, if any, are not determinable.

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

The following accounting standards have recently been issued by the Canadian Institute of Chartered Accountants (CICA), and the Financial Accounting Standards Board (FASB) that are relevant to our company. References to FASB and Statement of Financial Accounting Standards (SFAS) relate to U.S. GAAP and therefore may affect the note to our consolidated financial statements that discloses Canadian/U.S. GAAP differences.

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

SFAS No. 157 - Fair value measurements

On January 1, 2008 we adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The standard did not have a significant impact on our interim consolidated financial statements.

(b)	Future Accounting Pronouncements

The following accounting pronouncements have recently been issued by the CICA and the FASB and may be relevant to our company. References to FASB and SFAS relate to U.S. GAAP and therefore may affect the note to our consolidated financial statements that discloses Canadian/U.S. GAAP differences.

Goodwill and intangible assets

In February 2008, the CICA issued Section 3064, Goodwill and Intangible Assets, which will replace Section 3062, Goodwill and Other Intangible Assets and Section 3450, Research and Development Costs. The standard provides guidance on the recognition of intangible assets in accordance with the definition of an asset and the criteria for asset recognition, as well as clarifying the application of the concept of matching revenues and expenses, whether these assets are separately acquired or internally developed. This standard applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2008. We expect that the adoption of this standard will not have a significant impact on our financial results.

International Financial Reporting Standards

In 2005, the Accounting Standards Board of Canada announced that accounting standards in Canada are to converge with IFRS. In February 2008, the CICA confirmed the change-over date from current Canadian GAAP to IFRS to be January 1, 2011. While IFRS uses a conceptual framework similar to Canadian GAAP, there are significant differences in accounting policies which must be addressed. We have not yet fully assessed the future impact of these new standards on our consolidated financial statements.

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

SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles and SFAS 163 - Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued the above-noted statements. We do not expect the adoption of these statements to affect our consolidated financial statements.

Financial Condition

As at June 30, 2008, cash and cash equivalents, cash held as reserves, short-term investments, short-term investments held as reserves and settlement assets totaled $62.3 million (including $7.6 million held as reserves) compared to $73.0 million (including $8.6 million held as reserves) as at December 31, 2007.

The decrease in cash and cash equivalents, and short-term investments is primarily due to the use of cash and cash equivalents in operations, in WowWee for the seasonal build-up of inventories to meet orders to be shipped in the second half of the year and the purchase of equipment, and in Optimal Payments due to the reduction of customer reserves and security deposits. As described above, a significant portion of cash and cash equivalents, and short-term investments have a corresponding liability as these cash amounts are derived from reserves and security deposits which are due to customers (see “Our Industry Segments – Optimal Payments”). As at June 30, 2008 and December 31, 2007, our cash and cash equivalents, short-term investments and settlement assets positions, net of customer reserves and security deposits, were as follows:

	June 30,	December 31,
(U.S. dollars, in thousands)	2008	2007

Cash and cash equivalents	$51,000	$47,193
Cash held as reserves	5,768	6,869
Short-term investments	2,383	12,477
Short-term investments held as reserves	1,795	1,710
Settlement assets	1,402	4,715
	62,348	72,964

Less:
Customer reserves and security deposits	(19,233)	(21,324)
Net cash position	$43,115	$51,640

Our portfolio of liquid and investment grade short-term investments consists of U.S. denominated discounted and undiscounted notes and bonds.

Working capital, excluding cash and short-term investments held as reserves, as at June 30, 2008 was $11.9 million, as compared to $15.9 million at December 31, 2007. This decrease is due primarily to the use of cash by WowWee in the six-months ended June 30, 2008 due to the seasonality of its revenues.We expect WowWee to use cash in the first half of the year for manufacturing costs required to fulfill sales orders, and to generate cash in the second half of the year as orders are shipped and subsequently collected.

Accounts and other receivables, as at June 30, 2008 were $19.4 million, as compared to $18.5 million at December 31, 2007. The increase is due primarily to the seasonal increase in revenues derived from WowWee.

Intangible assets decreased by $9.1 million, from $86.9 million as at December 31, 2007 to $77.8 million as at June 30, 2008 due to amortization recorded in the six-month period ended June 30, 2008.

Customer reserves and security deposits as at June 30, 2008 were $19.2 million, as compared to $21.3 million as at December 31, 2007. The decrease of $2.1 million is primarily due to decreased processing volume in Optimal Payments.

Shareholders’ equity as at June 30, 2008 was $147.2 million as compared to $201.7 million as at December 31, 2007. The decrease is attributable primarily to the results of operations net of stock-based compensation and the cancellation of shares pursuant to our stock buyback program.

Results of Operations

Revenue derived from Optimal Payments is currently not subject to seasonality. Revenue derived from WowWee is subject to seasonal variability with a significant portion of revenues expected to be generated in the third and fourth quarter of each calendar year.

Six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007

Revenues increased by $14.7 million, from $58.1 million for the six-month period ended June 30, 2007 to $72.8 million for the six-month period ended June 30, 2008. The increase consists of additional revenues of $20.4 million resulting from our acquisition of WowWee, offset by a decrease in revenues in Optimal Payments as a result of lower merchant volumes from normal attrition and discontinuing business with unprofitable merchant accounts.

Transaction processing expenses and cost of sales increased by $9.3 million, from $36.8 million for the six-month period ended June 30, 2007 to $46.1 million for the six-month period ended June 30, 2008. The increase consists of additional cost of sales of $14.5 million in WowWee, offset by a decrease in transaction processing due to lower volumes in Optimal Payments.

Selling, general and administrative expenses increased by $12.8 million, from $13.5 million for the six-month period ended June 30, 2007 to $26.3 million for the six-month period ended June 30, 2008. The increase in selling, general and administrative expenses is due primarily to our acquisition of WowWee. The level of selling, general and administrative expenses is not subject to significant seasonal variability.

Amortization of intangibles pertaining to transaction processing increased by $3.3 million, from $6.3 million for the six-month period ended June 30, 2007 to $9.6 million for the six-month period ended June 30, 2008. The increase in amortization is due primarily to the intangible assets acquired in connection with our acquisition of WowWee.

Amortization of equipment pertaining to cost of sales was $1.7 million. This expense arises from our acquisition of WowWee and is related to the amortization of moulds used in the production of our products.

Amortization of property and equipment pertaining to selling, general and administration for the six-month period ended June 30, 2008 and 2007 remained constant at $0.6 million.

Stock-based compensation pertaining to selling, general and administrative expense decreased by $3.5 million, from $6.0 million for the six-month period ended June 30, 2007 to $2.5 million for the six-month period ended June 30, 2008. As a result of our acquisition of all of the issued and outstanding ordinary shares of FireOne Group plc held by non-controlling shareholders in February 2007, all of the unvested restricted share units became exercisable and the remaining unamortized compensation cost of $6.0 million was recognized. In June 2008, the expiry dates of outstanding options issued in 2004 were extended by five years. Since these options were vested at the date of modification, the incremental value of $1.4 million of the fair value of the modified options over the value of the options immediately prior to their modification was recognized as an expense in the quarter ended June 30, 2008.

Research and development expenses increased by $1.5 million, from $1.3 million for the six-month period ended June 30, 2007 to $2.8 million for the six-month period ended June 30, 2008. The increase in research and development expenses is due primarily to our acquisition of WowWee.

At December 31, 2007 the net book value of goodwill was $66.2 million, of which $37.1 million related to WowWee and $29.1 million related to Optimal Payments. Goodwill in Optimal Payments at December 31, 2007, was net of impairment charges of $22.6 million provided for in 2007.

As discussed in note 3(b) of the notes to the interim consolidated financial statements, goodwill in WowWee was reduced by $1.1 million during the period ended June 30, 2008, as a result of fair value adjustments to certain assets and liabilities as at the date of acquisition. Since we are still in the process of finalizing the valuation of certain intangible assets and other assets acquired and liabilities assumed as at the date of acquisition, the allocation of the purchase price is subject to change. We expect to finalize the allocation of the purchase price by the end of 2008.

At June 30, 2008, we also tested goodwill for impairment in Optimal Payments as we determined that there was a more likely than not expectation that a significant portion, or the entirety of this segment, would be sold over the course of the next twelve months. As a result of this analysis, the goodwill in the segment was determined to be impaired since the estimated fair value to be realized as proceeds from transactions which are expected to be finalized within the next twelve months would be less than the carrying value of the segment including goodwill. As a result, we recorded a non-cash, pre-tax goodwill impairment loss of $29.1 million in the second quarter of 2008 in Optimal Payments.

Investment income decreased by $2.8 million, from $3.5 million during the six-month period ended June 30, 2007 to $0.7 million for the six-month period ended June 30, 2008. The decrease is due primarily to the lower cash position during the six-month period ended June 30, 2008, as a result of funds used to acquire WowWee in November 2007.

The provision for income taxes was $10.5 million for the six-month period ended June 30, 2008, as compared to $0.9 million for the six-month period ended June 30, 2007. Significant components of the consolidated tax provision for the six-month period ended June 30, 2008 included the effect of non-deductible goodwill impairment, amortization of other (tax) asset and the write-off of previously recognized future tax assets. As a result of the goodwill impairment loss relating to Optimal Payments, we also amortized $5.7 million of the other tax asset as a future tax expense in the second quarter of 2008, representing the remaining portion of this asset that was realized at June 30, 2008. In addition, we wrote-off $7.6 million of previously recognized future tax assets that no longer met the criteria for recognition.

Other items in the 2008 tax provision included tax differences in tax rates in foreign jurisdictions and non-deductible stock-based compensation. In 2008, a greater portion of our operations was taxable in Hong Kong at a lower effective tax rate than in Canada, which affected the provision by $1.0 million compared to a recovery of $0.3 million for the six-month period ended June 30, 2007. In addition, the 2008 tax provision includes the tax effect of non-deductible stock-based compensation expense in the amount of $0.8 million. In 2007, the tax effect of stock-based compensation expense was $1.9 million as a result of the acceleration of vesting and exercise of restricted share units in connection with the privatization of FireOne Group plc.

Our tax provision also includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains and losses do not affect earnings before income taxes. In the six-month period ended June 30, 2008, our tax provision includes a future tax recovery of $0.2 million related to foreign exchange, as compared to $1.3 million for the six-month period ended June 30, 2007.

We did not record non-controlling interest for the six-month period ended June 30, 2008, as compared to $0.2 million for the six-month period ended June 30, 2007. The decrease results primarily from our acquisition in February 2007 of all of the issued and outstanding ordinary shares of FireOne Group plc held by non-controlling shareholders. After this date, non-controlling interest is no longer recorded.

             Our net loss for the six-month period ended June 30, 2008 was $56.4 million (or $2.18 per share), as compared to a net loss of $4.5 million (or $0.19 per share – basic and diluted) for the six-month period ended June 30, 2007. The increase is due primarily to a non-cash impairment loss from Optimal Payments of $29.1 million for goodwill, as well as related charges of $5.7 million for the other asset and $7.6 million of future tax assets that no longer meet the criteria for recognition at June 30, 2008 in this segment. In addition, the results of operations include a loss of $11.8 million from WowWee, which we expect will generate most of its annual revenues in the third and fourth quarters.

EBITDA was a loss of $3.2 million (or a loss of $0.12 per share) for the six-month period ended June 30, 2008, as compared to $6.1 million (or $0.25 per diluted share) for the six-month period ended June 30, 2007.

  EBITDA is a non-GAAP financial measure. A reconciliation of this non-GAAP financial information is presented in the table below. We use non-GAAP measures to assess our operating performance. Earnings and other measures adjusted to a basis other than GAAP do not have standardized meanings and are unlikely to be comparable to similar measures used by other companies. Accordingly, this non-GAAP financial measure they should not be considered in isolation. We use EBITDA to measure our performance from one period to the next without the variation caused by certain adjustments that could potentially distort the analysis of trends in our operating performance, and because we believe it provides meaningful information on our financial condition and operating results.

  EBITDA, as we use it, is calculated as earnings before investment income, taxes, depreciation and amortization and excludes the impacts of impairment loss, non-controlling interest, stock-based compensation and discontinued operations. We believe it is useful to exclude these items as they are either non-cash expenses, items that cannot be influenced by management in the short term, or items that do not impact core operating performance. Excluding these items does not imply they are non-recurring.

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars, except per share amounts)

	Six months ended
	June 30,
	2008	2007
	Unaudited	Unaudited

Net (loss)	$(56,440)	$(4,495)

Add (deduct):
Amortization of intangibles pertaining to transaction processing and cost of sales	9,596	6,336
Amortization of equipment pertaining to selling, general and administrative	642	650
Amortization of equipment pertaining to cost of sales	1,661	-
Stock-based compensation pertaining to selling, general and administrative	2,451	6,027
Non-controlling interest	-	159
Investment income	(689)	(3,477)
Income tax provision	10,453	887
Impairment loss	29,097	-

EBITDA	$(3,229)	$6,087
Diluted shares	25,910,169	24,470,845

EBITDA per diluted share	$(0.12)	$0.25

Three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007

Revenues increased by $13.6 million, from $28.0 million for the three-month period ended June 30, 2007 to $41.6 million for the three-month period ended June 30, 2008. The increase consists of additional revenues of $15.5 million resulting from our acquisition of WowWee, offset by a decrease in revenues in Optimal Payments as a result of lower merchant volumes from normal attrition and discontinuing business with unprofitable merchant accounts.

Transaction processing and cost of sales increased by $8.6 million, from $18.1 million during the three-month period ended June 30, 2007 to $26.7 million for the three-month period ended June 30, 2008. The increase consists of additional cost of sales of $10.8 million in WowWee, offset by a decrease in transaction processing due to lower volumes in Optimal Payments.

Selling, general and administrative expenses increased by $7.9 million, from $5.8 million for the three-month period ended June 30, 2007 to $13.7 million for the three-month period ended June 30, 2008. The increase in selling, general and administrative expenses is due primarily to our acquisition of WowWee. The level of selling, general and administrative expenses is not subject to significant seasonable variability.

Amortization of intangibles pertaining to transaction processing costs and cost of sales increased by $1.6 million, from $3.2 million during the three-month period ended June 30, 2007 to $4.8 million for the three-month period ended June 30, 2008. The increase in amortization is due primarily to the intangible assets acquired in connection with our acquisition of WowWee.

Amortization of equipment pertaining to cost of sales of $0.8 million for the three-month period ended June 30, 2008. This expense arises from our acquisition of WowWee and is related to the amortization of moulds used in the production of our products.

Amortization of property and equipment pertaining to selling, general and administrative for the three-months period ended June 30, 2008 and 2007 remained constant at $0.3 million.

Stock based compensation pertaining to selling, general and administrative increased by $1.9 million, from a nominal amount during the three-month period ended June 30, 2007 to $1.9 million during the three-month period ended June 30, 2008. This increase is due to additional compensation resulting from the five-year extension of the expiry dates of outstanding options issued in 2004.Since these options were vested at the date of modification, the incremental value of $1.4 million of the fair value of the modified option over the value of the options immediately prior to their modification was recognized as an expense in the quarter ended June 30, 2008.

Research and development expenses increased by $0.6 million, from $0.6 for the three-month period ended June 30, 2007 to $1.2 million for the three-month period ended June 30, 2008. The increase in research and development expenses is due primarily to our acquisition of WowWee.

At December 31, 2007 the net book value of goodwill was $66.2 million, of which $37.1 million related to WowWee and $29.1 million related to Optimal Payments. Goodwill in Optimal Payments as at December 31, 2007, was net of impairment charges of $22.6 million provided for in 2007.

As discussed in note 3(b) of the notes to the interim consolidated financial statements, goodwill in WowWee was reduced by $1.1 million during the period ended June 30, 2008, as a result of fair value adjustments to certain assets and liabilities as at the date of acquisition. Since we are still in the process of finalizing the valuation of certain intangible assets and other assets acquired and liabilities assumed as at the date of acquisition, the allocation of the purchase price is subject to change. We expect to finalize the allocation of the purchase price by the end of 2008.

At June 30, 2008, we also tested goodwill for impairment in Optimal Payments as we determined that there was a more likely than not expectation that a significant portion, or the entirety of this segment, would be sold over the course of the next twelve months. As a result of this analysis, the goodwill in the segment was determined to be impaired since the estimated fair value to be realized as proceeds from transactions which are expected to be finalized over the course of the next twelve months would be less than the carrying value of the segment including goodwill. As a result, we recorded a non-cash, pre-tax goodwill impairment loss of $29.1 million in the second quarter of 2008 in Optimal Payments.

Investment income decreased by $1.4 million, from $1.6 million during the three-month period ended June 30, 2007 to $0.2 million for the three-month period ended June 30, 2008. The decrease is due primarily to the lower cash position during the three-month period ended June 30, 2008, as a result of funds used to acquire WowWee in November 2007.

The provision for income taxes was $11.2 million for the three-month period ended June 30, 2008, as compared to a charge of $0.1 million for the three-month period ended June 30, 2007. Significant components of the consolidated tax provision for the three-month period ended June 30, 2008 included non-deductible goodwill impairment, amortization of other (tax) asset and write-off of previously recognized future tax assets. As a result of the goodwill impairment loss relating to Optimal Payments, we also amortized $5.7 million of the other tax asset as a future tax expense in the second quarter of 2008, representing the remaining portion of this asset that was realized at June 30, 2008. In addition, we wrote-off $7.6 million of previously recognized future tax assets that no longer met the criteria for recognition.

Other items in the 2008 tax provision included differences in tax rates in foreign jurisdictions and non-deductible stock-based compensation. In 2008, a greater portion of our operations was taxable in Hong Kong at a lower effective tax rate than in Canada, which affected the provision by $0.3 million compared to a recovery of $0.3 million for the three-month period ended June 30, 2007. In addition, the 2008 provision includes the tax effect of non-deductible stock-based compensation expense in the amount of $0.6 million, as compared to a nominal amount in 2007.

Our tax provision also includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our interim consolidated financial statements are presented in U.S. dollars, these foreign exchange gains and losses do not affect earnings before income taxes. In the three-months period ended June 30, 2008, our tax provision includes a future tax recovery of $0.5 million related to foreign exchange compared to a recovery of $1.2 million for the three-months period ended June 30, 2007.

Our net loss for the three-month period ended June 30, 2008 was $48.4 million (or $1.87 per diluted share), compared to a net earnings of $1.2 million (or $0.05 per share – basic and diluted) for the three-month period ended June 30, 2007. The increase is due primarily to a non-cash impairment loss from Optimal Payments of $29.1 million for goodwill, as well as related charges of $5.7 million for the other assets and $7.6 million of future tax assets that no longer meet the criteria for recognition at June 30, 2008 in this segment. In addition, the results of operations include a loss of $4.6 million from WowWee, which we expect will generate most of its annual revenues in the third and fourth quarters.

EBITDA was a loss of $0.5 million (or a loss of $0.02 per diluted share) for the three-month period ended June 30, 2008, as compared to earnings of $3.3 million (or $0.13 per diluted share) for the three-month period ended June 30, 2007.

EBITDA is a non-GAAP financial measure. A reconciliation of this non-GAAP financial information is presented in the table below. We use non-GAAP measures to assess our operating performance. Earnings and other measures adjusted to a basis other than GAAP do not have standardized meanings and are unlikely to be comparable to similar measures used by other companies. Accordingly, this non-GAAP financial measure should not be considered in isolation. We use EBITDA to measure our performance from one period to the next without the variation caused by certain adjustments that could potentially distort the analysis of trends in our operating performance, and because we believe it provides meaningful information on our financial condition and operating results.

EBITDA, as we use it, is calculated as earnings before investment income, taxes, depreciation and amortization and excludes the impacts of impairment loss, non-controlling interest, stock-based compensation and discontinued operations. We believe it is useful to exclude these items as they are either non-cash expenses, items that cannot be influenced by management in the short term, or items that do not impact core operating performance. Excluding these items does not imply they are non-recurring.

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended
	June 30,
	2008	2007
	Unaudited	Unaudited

Net (loss) earnings	$(48,394)	$1,157

Add (deduct):
Amortization of intangibles pertaining to transaction processing and cost of sales	4,832	3,227
Amortization of equipment pertaining to selling, general and administrative	337	316
Amortization of equipment pertaining to cost of sales	832	-
Stock-based compensation pertaining to selling, general and administrative	1,880	30
Investment income	(243)	(1,576)
Income tax provision	11,169	106
Impairment loss	29,097	-

EBITDA	$(490)	$3,260
Diluted shares	25,852,211	24,396,914

EBITDA per diluted share	$(0.02)	$0.13

Liquidity and Capital Resources

As at June 30, 2008, cash and cash equivalents, cash held as reserves, short-term investments, short-term investments held as reserves and settlement assets totaled $62.3 million (including $7.6 million held as reserves), as compared to $73.0 million (including $8.6 million held as reserves) as at December 31, 2007.

The decrease in cash and cash equivalents, and short-term investments is primarily due to the use of cash and cash equivalents in operations, in WowWee for seasonal build-up of inventories to meet orders to be shipped in the second half of the year and the purchase of equipment and in Optimal Payments due to the reduction of customer reserves and security deposits. As described above, a significant portion of cash and cash equivalents, and short-term investments have a corresponding liability as these cash amounts are derived from reserves and security deposits which are due to customers (see “Our Industry Segments – Optimal Payments”). Settlement assets result from timing differences in the settlement process of Optimal Payments. Settlement assets are typically funded to us within days from the transaction processing date.

Operating activities generated $3.2 million of cash and cash equivalents in the three-month period ended June 30, 2008, as compared to $19.7 million of cash used for the three-month period ended June 30, 2007. This change is due mainly to a reduction in cash payments made regarding customer reserves and security deposits.In 2007, we paid out a significant amount of these reserves as a result of the cessation of the U.S. based gaming portion of the payment processing segment.

Investing activities generated$2.3 million of cash and cash equivalents for the three-month period ended June 30, 2008, as compared to generating $4.2 million of cash and cash equivalents for the three-month period ended June 30, 2007, which included proceeds from maturities of short-term investments of $5.1 million. During the three-month period ended June 30, 2008, $4.3 million was received from the proceeds on maturity of short-term investments, and $2.1 million was used to acquire equipment and intangible assets primarily related to WowWee.

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

As of June 30, 2008 (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no material changes to the disclosure of legal proceedings contained in our Annual Report on Form 10-K for the year ended December 31, 2007, except as discussed in our Quarterly Report on Form 10-Q for the three-months ended March 31, 2008 and as follows.

Optimal Payments has received a request for information from U.S. Attorney’s Office in the Eastern District of New York pertaining to its former involvement in processing payment transactions for Internet pharmacies. Optimal Payments is currently in discussions with that office relating to those processing activities.

Item 1A.	Risk Factors

There were no material changes to the disclosure of risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three-month period ending June 30, 2008. The following table is a summary of our purchases of common shares during the three-month period ended June 30, 2008.

Optimal Group Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1, 2008 to April 30, 2008	0	0	0	1,126,142
May 1, 2008 – May 31, 2008	25,000	2.8500	25,000	1,101,142
June 1, 2008 to June 30, 2008	8,600	2.7000	8,600	1,092,542

Total	33,600	2.8309	33,600	1,092,542

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

Item 3.	Defaults Upon Senior Securities

The registrant has nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual and special meeting of shareholders on June 25, 2008. The following resolutions were adopted:

Resolution	Votes For	Votes Against	Withheld	Non-Voted
Election of Tommy Boman as Director(1)	14,262,313	N/A	1,203,456	0
Election of Holden L. Ostrin as Director(1)	14,251,098	N/A	1,214,671	0
Election of Stephen J. Shaper as Director(1)	14,255,927	N/A	1,209,842	0
Appointment of KPMG LLP as Auditors	15,095,932	N/A	369,754	0
Amendment to extend termination date of certain outstanding five-year options	10,214,502	1,586,931	N/A	3,664,663
(1)

Tommy Boman, Holden L. Ostrin and Stephen J. Shaper were elected to hold office until the close of the 2011 annual meeting of shareholders. The following directors did not stand for election and continue in office for the following respective periods:

Henry M. Karp, Jonathan J. Ginns and Sydney Sweibel each to hold office until the close of the 2010 annual meeting of shareholders, and Neil S. Wechsler, James S. Gertler and Thomas D. Murphy each to hold office until the close of the 2009 annual meeting of shareholders.

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

August 6, 2008	Optimal Group Inc.

	By:	/s/ NEIL S. WECHSLER
Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GARY S. WECHSLER
Gary S. Wechsler, Chief Financial Officer
(Principal Accounting Officer)