Form 10-Q
period 2008-09-30
OPTIMAL GROUP INC
filed 2008-11-10
CIK 1015923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

          At October 31, 2008 the registrant had 25,829,090 common shares designated as Class “A” shares (without nominal or par value) outstanding.

OPTIMAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Financial Statements of
(Unaudited)

OPTIMAL GROUP INC.

Periods ended September 30, 2008 and 2007
(expressed in U.S. dollars)

2

OPTIMAL GROUP INC.
Consolidated Financial Statements
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in U.S. dollars)

OPTIMAL GROUP INC.
Consolidated Balance Sheets
(Unaudited)

September 30, 2008 and December 31, 2007
(expressed in thousands of U.S. dollars)

	September 30, 2008	December 31, 2007

Assets

Current assets:
Cash and cash equivalents	$45,106	$47,193
Cash held as reserves	5,525	6,869
Short-term investments	1,216	12,477
Short-term investments held as reserves	1,795	1,710
Settlement assets	2,368	4,715
Accounts and other receivables	44,525	18,513
Inventories	21,394	3,103
Income taxes receivable and refundable investment tax credits	750	4,169
Prepaid expenses and deposits	1,809	1,958
Future income taxes	—	714

	124,488	101,421

Restricted cash	19,183	19,183
Property and equipment	7,753	4,670
Goodwill	42,220	66,210
Intangible assets	75,001	86,858
Future income taxes	—	6,200
Other asset	—	5,739

	$268,645	$290,281

Liabilities and Shareholders’ Equity

Current liabilities:
Bank indebtedness	$12,620	$—
Accounts payable and accrued liabilities	66,475	47,083
Customer reserves and security deposits	20,193	21,324
Income taxes payable	7,887	7,251
Future income taxes	1,028	1,270

	108,203	76,928

Future income taxes	11,031	11,648

Shareholders’ equity:
Share capital	210,741	211,998
Warrants	2,696	2,696
Additional paid-in capital	33,257	29,561
Deficit	(95,799)	(41,066)
Accumulated other comprehensive loss	(1,484)	(1,484)

	149,411	201,705

Contingencies (note 7)
Subsequent events (note 17)

	$268,645	$290,281

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Revenues	$79,562	$27,622	$152,391	$85,730

Expenses:
Transaction processing and cost of sales	54,062	17,404	100,125	54,173
Selling, general and administrative	14,175	7,614	40,608	21,088
Amortization of intangibles pertaining to transaction processing and cost of sales	4,852	3,066	14,448	9,402
Amortization of equipment pertaining to cost of sales	859	—	2,520	—
Amortization of equipment pertaining to selling, general and administrative	371	174	1,013	824
Stock-based compensation pertaining to selling, general and administrative	459	30	2,910	6,057
Research and development	1,468	584	4,218	1,848
Operating leases	561	292	1,521	806
Impairment loss (note 4)	—	—	29,097	—

Earnings (loss) before undernoted item	2,755	(1,542)	(44,069)	(8,468)

Investment income	260	1,522	1,097	4,999

Earnings (loss) before income tax provision and non-controlling interest	3,015	(20)	(42,972)	(3,469)

Income tax provision	1,308	393	11,761	1,280

Earnings (loss) before non-controlling interest	1,707	(413)	(54,733)	(4,749)

Non-controlling interest	—	—	—	159

Net earnings (loss) and comprehensive income (loss)	$1,707	$(413)	$(54,733)	$(4,908)

Weighted average number of shares:
Basic	25,829,090	23,866,604	25,882,946	23,855,987
Plus impact of stock options and warrants	—	—	—	411,423

Diluted	25,829,090	23,866,604	25,882,946	24,267,410

Earnings (loss) per share:
Net:
Basic	$0.07	$(0.02)	$(2.11)	$(0.21)
Diluted	0.07	(0.02)	(2.11)	(0.21)

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars)

						Accu- mulated other compre- hensive loss

				Addi- tional paid-in capital
	Class “A” shares

	Number	Dollars	Warrants		Deficit		Total

Balance, December 31, 2007	25,983,148	$211,998	$2,696	$29,561	$(41,066)	$(1,484)	$201,705

Cancellation of shares pursuant to stock buyback program (note 5)	(154,058)	(1,257)	—	786	—	—	(471)

Stock-based compensation (note 8)	—	—	—	2,910	—	—	2,910

Net loss	—	—	—	—	(54,733)	—	(54,733)

Balance, September 30, 2008	25,829,090	$210,741	$2,696	$33,257	$(95,799)	$(1,484)	$149,411

Balance, December 31, 2006	23,849,090	$202,252	$—	$23,169	$(4,555)	$(1,484)	$219,382

Exercise of stock options:
Cash proceeds	18,261	87	—	—	—	—	87
Ascribed value	—	95	—	(95)	—	—	—

Stock-based compensation (note 8)	—	—	—	6,057	—	—	6,057

Net loss	—	—	—	—	(4,908)	—	(4,908)

Balance, September 30, 2007	23,867,351	$202,434	$—	$29,131	$(9,463)	$(1,484)	$220,618

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Cash Flows
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Cash flows from (used in) operating activities:
Net earnings (loss)	$1,707	$(413)	$(54,733)	$(4,908)
Adjustments for items not affecting cash:
Non-controlling interest	—	—	—	159
Amortization	6,082	3,240	17,981	10,226
Gain on settlement of litigation	—	—	—	(1,612)
Impairment loss	—	—	29,097	—
Future income taxes	546	1,165	11,183	168
Stock-based compensation	459	30	2,910	6,057
Foreign exchange	(161)	(206)	(182)	(344)
Net change in operating assets and liabilities (note 11 (a))	(12,959)	2,749	(15,858)	(42,835)

	(4,326)	6,565	(9,602)	(33,089)

Cash flows from (used in) financing activities:
Repurchase of Class “A” shares	—	—	(471)	—
Proceeds from exercise of RSUs in OPIL	—	—	—	58
Proceeds from issuance of Class “A” shares	—	35	—	87
Increase in bank indebtedness	4,802	—	7,283	(8,581)

	4,802	35	6,812	(8,436)

Cash flows from (used in) investing activities:
Business acquisitions, net of cash (note 3 (a))	(6,534)	—	(6,534)	—
Purchase of equipment and intangible assets	(793)	(603)	(4,173)	(2,661)
Proceeds from maturity of short-term investments	1,167	—	11,261	71,621
Decrease in long-term receivables	—	39	368	401
Repurchase of OPIL ordinary shares	—	—	—	(16,463)
Transaction costs	(112)	—	(112)	(1,748)

	(6,272)	(564)	810	51,150

Effect of exchange rate changes on cash and cash equivalents during the period	(98)	206	(107)	361

(Decrease) increase in cash and cash equivalents	(5,894)	6,242	(2,087)	9,986

Cash and cash equivalents, beginning of period	51,000	107,666	47,193	103,922

Cash and cash equivalents, end of period	$45,106	$113,908	$45,106	$113,908

Supplemental cash flow information (note 11)

See accompanying notes to unaudited consolidated financial statements.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

1.	Nature of operations:

These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles (“GAAP”). The unaudited consolidated balance sheet as at September 30, 2008, the unaudited consolidated statements of operations and comprehensive income (loss) and cash flows for the periods ended September 30, 2008 and 2007 and the unaudited consolidated statements of shareholders’ equity for the periods ended September 30, 2008 and 2007 reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods. These interim consolidated financial statements follow the same accounting policies and methods of their application as described in note 4 to the annual audited consolidated financial statements for the year ended December 31, 2007, except as described in note 2 below. The interim consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual audited consolidated financial statements of Optimal Group Inc. (the “Company”) as at and for the year ended December 31, 2007.

The Company’s revenues and expenses are subject to seasonal variations. The results of operations and cash flows for any quarter are not necessarily indicative of the results or cash flows for an entire year.

All amounts in the attached notes are unaudited unless otherwise specifically identified.

2.	Changes in accounting policies:

(a) New accounting policies:

Effective January 1, 2008, the Company adopted the Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 1535, Capital Disclosures, CICA Handbook Section 3862, Financial Instruments - Disclosure, and CICA Handbook Section 3863, Financial Instruments - Presentation. The sections relate to disclosure and presentation only and did not have an impact on the Company’s financial results (refer to notes 12, 13 and 14).

Effective January 1, 2008, the Company also adopted CICA Handbook Section 3031, Inventories, which replaces Section 3030 and harmonizes the Canadian standards related to inventories with International Financial Reporting Standards (“IFRS”). This section provides changes to the measurement and more extensive guidance on the determination of cost, including allocation of overhead; narrows the permitted cost formulas; and expands the disclosure requirements to increase transparency. The adoption of this standard did not have a significant impact on the consolidated financial statements.

Inventories are measured at the lower of cost and net realizable value. At September 30, 2008, inventories consist of raw materials of $12,046 and finished goods of $9,348.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

2.	Changes in accounting policies (continued):

	(b)	Future accounting policies:

In February 2008, the CICA issued Section 3064, Goodwill and Intangible Assets, which will replace Section 3062, Goodwill and Other Intangible Assets, and Section 3450, Research and Development Costs. The standard provides guidance on the recognition of intangible assets in accordance with the definition of an asset and the criteria for asset recognition, as well as clarifying the application of the concept of matching revenues and expenses, whether these assets are separately acquired or internally developed. This standard applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2008. The adoption of this standard is not expected to have a significant impact on the Company’s financial results.

In 2005, the Accounting Standards Board of Canada announced that accounting standards in Canada are to converge with International Financial Reporting Standards (“IFRS”). In February 2008, the CICA confirmed the change over date from current Canadian GAAP to IFRS to be January 1, 2011. While IFRS uses a conceptual framework similar to Canadian GAAP, there are significant differences in accounting policies which must be addressed. The Company has not yet fully assessed the future impact of these new standards on the consolidated financial statements.

3.	Business acquisitions:

	(a)	Acquisitions:

(i) 2008 acquisitions:

The following acquisitions were accounted for using the purchase method, and the results were consolidated with those of the Company from the date of acquisition. The Company has allocated the purchase prices on a preliminary basis to the assets acquired and the liabilities assumed based on management’s best estimate of their fair values and taking into account all relevant information available at that time. Since the Company is still in the process of finalizing the valuation of identifiable intangible assets as well as other assets acquired and liabilities assumed at the date of acquisition, the allocation of the purchase price is subject to change. The Company expects to finalize the allocation of the purchase price by the end of the second quarter of 2009.

On August 29, 2008, the Company acquired all the outstanding shares of Sablon Distribution S.A. (“Sablon”), a Belgium-based toy distributor operating in the Benelux countries, Austria and Germany. The Company believes the acquisition strengthens and broadens the direct distribution structure of the consumer robotics, toy and entertainment products business segment and positions this segment closer to retailers and end users in Sablon’s markets.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business acquisitions (continued):

	(a)	Acquisitions (continued):

		(i)	2008 acquisitions (continued):

During the quarter, the Company also purchased certain assets and liabilities of a toy operation based in New York, USA.

The total purchase price for both acquisitions was $6,669, consisting of cash consideration of $6,557 and transaction costs of $112. In connection with the Sablon acquisition, an additional EUR 1,200 is payable in the first quarter of 2009 depending upon the consolidated net equity of Sablon at the end of 2008. Additional consideration is also payable in each of 2009 and 2010 based on the consolidated net revenues of Sablon in these years. In connection with the second acquisition, the agreement provides for an additional payment payable by December 31, 2009 upon the achievement of defined financial milestones. The agreement also provides for additional contingent consideration based on the net profits of the business over a three-year period. Additional consideration payable by the Company will be accounted for as additional goodwill.

The following table presents the estimated fair value of the assets purchased and liabilities assumed in connection with these acquisitions:

Assets acquired:
Cash and cash equivalents	$23
Accounts receivable	3,908
Inventories	7,667
Income tax receivable	268
Property and equipment	2,567
Customer relationships	1,710
Non-compete agreement	352
Goodwill	4,674

21,169

Liabilities assumed:
Bank indebtedness	5,699
Accounts payable and accrued liabilities	4,318
Customer deposits	313
Long-term debt	3,514
Future income taxes	656

14,500

Net assets acquired	$6,669

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business acquisitions (continued):

	(a)	Acquisitions (continued):

		(i)	2008 acquisitions (continued):

The following table presents the estimated fair value of the assets purchased and liabilities assumed in connection with these acquisitions (continued):

Consideration:
Cash	$6,557
Transaction costs	112

Total purchase price	$6,669

Goodwill recorded in connection with these transactions is not expected to be deductible for tax purposes.

(ii)	2007 acquisitions:

	(a)	Optimal Acquisition Inc.:

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business acquisitions and disposals (continued):

	(a)	Acquisitions (continued):

		(ii)	2007 acquisitions (continued):

			(b)	Wow Wee Limited (continued):

The total purchase price was $60,421, consisting of a cash consideration of $46,570, the issuance of 2,169,197 Class “A” shares with a fair value of $10,000, 820,000 warrants to purchase 820,000 Class ”A” shares having an estimated fair value of $2,696 and transaction costs of approximately $1,155. The warrants have an exercise price of $5.56 per share and are exercisable for a period of seven years.

The acquisition was accounted for using the purchase method, and the results of WowWee were consolidated with those of the Company from the date of acquisition The following table presents the estimated fair value of the assets purchased and liabilities assumed from WowWee on November 7, 2007.

Assets acquired:
Cash and cash equivalents	$483
Accounts receivable	9,722
Inventories	5,194
Income tax receivable	2,966
Prepaid expenses and deposits	771
Property and equipment	1,991
Customer relationships	21,171
Intellectual property	5,520
Tradename	14,797
Goodwill	37,546

100,161

Liabilities assumed:
Accounts payable and accrued liabilities	33,445
Future income taxes	6,295

39,740

Net assets acquired	$60,421

Consideration:
Cash	$46,570
2,169,197 Class “A” shares	10,000
Warrants	2,696
Transaction costs	1,155

Total purchase price	$60,421

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business acquisitions and disposals (continued):

(a) Acquisitions (continued):

(ii) 2007 acquisitions (continued):

(b) Wow Wee Limited (continued):

Goodwill recorded in connection with this transaction is not expected to be deductible for tax purposes.

The fair value of the warrants was estimated using the Black-Scholes model using the following assumptions: exercise price $5.56, share price $5.48, volatility 56%, risk-free rate 3.74%, and dividend yield 0%.

During the nine-month period ended September 30, 2008, the Company increased the goodwill on acquisition by $432 to record fair value adjustments as at the date of acquisition for accounts receivable ($1,427), inventory $374, property and equipment $466 and accounts payable and accrued liabilities $1,019.

4.	Goodwill and other intangible assets:

September 30, 2008

	Gross carrying amount	Accumulated amortization	Net book value

Goodwill	$42,220	$—	$42,220

Customer relationships and service agreements	88,192	34,672	53,520
ISO/ISA relations	7,180	3,077	4,103
Intellectual property	5,520	1,687	3,833
Tradename	14,797	2,713	12,084
Other	7,016	5,555	1,461

	122,705	47,704	75,001

	$164,925	$47,704	$117,221

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Goodwill and other intangible assets (continued):

December 31, 2007

	Gross carrying amount	Accumulated amortization	Net book value

Goodwill	$66,210	$—	$66,210

Customer relationships and service agreements	86,482	25,502	60,980
ISO/ISA relations	7,180	2,308	4,872
Intellectual property	5,520	307	5,213
Tradename	14,798	493	14,305
Other	6,134	4,646	1,488

	120,114	33,256	86,858

	$186,324	$33,256	$153,068

At December 31, 2007, the net book value of goodwill was $66,210, of which $37,113 related to the consumer robotic, toy and entertainment products segment and $29,097 related to the payment processing segment. Goodwill in the payment processing segment at December 31, 2007 was net of impairment charges of $22,552 provided for in 2007.

As discussed in note 3 (a) (ii) (b), goodwill in the consumer robotic, toy and entertainment products segment was increased by $432 during the nine-month period ended September 30, 2008, as a result of fair value adjustments to certain assets and liabilities at the date of acquisition. At June 30, 2008, the Company tested goodwill for impairment in the payment processing segment as the Company determined that there was a more likely than not expectation that a significant portion, or this entire segment, would be sold over the course of the next 12 months. As a result of this analysis, the goodwill in the segment was determined to be impaired since the estimated fair value to be realized as proceeds from transactions would be less than the carrying value of the segment including goodwill. As a result, the Company recorded a non-cash goodwill impairment loss of $29,097 in the second quarter of 2008 in the payment processing segment. The balance of goodwill at September 30, 2008 relates entirely to the Company’s consumer robotic, toy and entertainment products segment.

Due largely to a general deterioration of the economic environment, sales, operating profits and cash flows in the consumer robotic, toy and entertainment products segment were lower than expected during the third quarter of 2008. As a result, the Company performed the first step of an interim impairment test that indicated that the estimated fair value of this segment was less than its carrying value at September 30, 2008. The second step of the impairment test estimates the implied fair value of goodwill and whether a write-down is required. The Company expects to complete this step before the end of 2008 when sales and cash flow budgets become available and, under this testing, it is possible that a non-cash, impairment write-down of goodwill may be required in the fourth quarter of 2008.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Share capital:

On November 6, 2007, the Board of Directors renewed the stock buyback program authorizing the Company to purchase up to 5% of its outstanding Class “A” shares. The Company may purchase the Class “A” shares on the open market through the facilities of the Nasdaq Stock Market over the course of 12 months commencing November 21, 2007 and ending November 20, 2008. All shares purchased under the stock buyback program will be cancelled. During the nine months ended September 30, 2008, 154,058 Class “A” shares having a book value of $1,257 have been repurchased for a total consideration of $471. The excess of the book value of the shares over the purchase price, in the amount of $786, was added to the additional paid-in capital.

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

Details of outstanding stock options are as follows:

	Number of options	Weighted average exercise price per share

Options outstanding December 31, 2007	5,538,541	$6.26

Expired/cancelled	(34,000)	6.34

Options outstanding September 30, 2008	5,504,541	$6.26

During the nine-month period ended September 30, 2008, no options were granted.

As at September 30, 2008, 5,504,541 stock options could potentially dilute basic earnings per share in the future. They were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods ended September 30, 2008.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

6.	Stock options and warrants (continued):

	(a)	Optimal Group Inc. (continued):

The following table summarizes information about the options outstanding and exercisable at September 30, 2008:

		Options outstanding		Options exercisable

Exercise price/share	Weighted average remaining contractual life (years)	Number	Weighted average exercise price per share	Number	Weighted average exercise price per share

$7.10	5.58	3,840,041	$7.10	3,840,041	$7.10
$9.36	3.22	37,500	9.36	12,500	9.36
$4.21	6.13	1,627,000	4.21	—	—

		5,504,541	$6.26	3,852,541	$7.11

At September 30, 2008, there are 820,000 warrants outstanding, exercisable at $5.56 per share. These warrants expire in November 2014 and 50% are exercisable in November 2008 and the balance is exercisable in November 2009. All of these warrants could potentially dilute basic earnings per share in the future. The warrants were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period ended September 30, 2008.

(b)	Terra Payments Inc.:

Details of the stock options outstanding under the Terra Payments Inc. plan as at September 30, 2008 are as follows:

	U.S. dollar exercise price		Canadian dollar exercise price

	Number	Exercise price per share	Number	Weighted average exercise price per share

Balance, December 31, 2007	134,113	$7.43	140,709	$8.26

Expired/cancelled	—	—	(77,144)	6.31

Balance, September 30, 2008	134,113	$7.43	63,565	$10.63

All of these options were fully vested.

These options expire on various dates up to April 2009.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

6.	Stock options and warrants (continued):

	(b)	Terra Payments Inc. (continued):

The 134,113 options outstanding with a U.S. dollar exercise price of $7.43 have a remaining contractual life of 0.50 year as at September 30, 2008.

As at December 31, 2007, there were 21,978 warrants outstanding, which expired in March 2008.

There are 197,678 Terra options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods ended September 30, 2008.

7.	Contingencies:

(a)

As previously announced, immediately following the enactment of the Unlawful Internet Gambling Enforcement Act of 2006 (“the Act”) on October 13, 2006, the Company’s then majority-owned subsidiary, OPIL, ceased to process settlement transactions originating from United States consumers. This represented a substantial portion of its revenues derived from processing transactions from online gambling. The Company is exposed to adverse consequences as a result of possible enforcement proceedings, governmental investigations or lawsuits initiated against it in jurisdictions where online gambling is or becomes restricted or prohibited.

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
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

8.	Stock-based compensation:

Stock-based compensation expenses in the consolidated statements of operations were comprised of:

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Expense related to options granted in 2004 and amended in 2008	$—	$—	$1,356	$—
(Income) expense related to options granted in 2006	(59)	30	14	90
Expense related to options granted in 2007	518	—	1,540	—
Expense related to OPIL restricted share unit plan	—	—	—	5,967

	$459	$30	$2,910	$6,057

In June 2008, the shareholders approved a modification to the expiry date of 3,840,041 options exercisable at $7.10 per share from April 29, 2009 to April 29, 2014. Since these options were vested at the date of modification, the incremental value of $1,356 of the fair value of the modified option over the value of the old option immediately before its terms were modified was expensed in the second quarter of 2008.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Income taxes:

The income tax provision differs from the amount computed by applying the combined Canadian federal and Québec provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Earnings (loss) before income taxes and non-controlling interest	$3,015	$(20)	$(42,972)	$(3,469)

Combined Canadian federal and provincial income taxes at 31% (2007 - 32%)	$932	$(6)	$(13,278)	$(1,111)
Foreign exchange(1)	384	(1,215)	159	(2,505)
Change in valuation allowance	(207)	1,437	184	2,976
Difference in tax rates in foreign jurisdictions	(476)	(253)	544	(563)
Stock-based compensation not deductible	141	10	899	1,940
Impairment loss	—	—	8,991	—
Amortization of other asset	—	—	5,739	236
Write-off of previously recognized future income tax assets	796	—	8,378	—
Permanent differences and other	(262)	420	145	307

Income tax provision	$1,308	$393	$11,761	$1,280

(1)

For purposes of calculating the income tax provision of the Company, a tax liability (recovery) is recognized in foreign exchange gains or losses which arise on the conversion into Canadian dollars of the net monetary assets denominated in U.S. dollars; such conversion is required for tax purposes. As these financial statements are presented in U.S. dollars, these foreign exchange gains or losses do not impact (loss) earnings before income taxes, even though the income tax provision would include a tax effect for these items. Future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar will change the amount of the foreign exchange gains or losses and, thus, the provision for income or recovery taxes thereon.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Income taxes (continued):

The provision for income taxes is composed of the following:

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Current income taxes	$762	$(772)	$578	$1,112
Future income taxes	546	1,165	11,183	168

	$1,308	$393	$11,761	$1,280

As a result of the goodwill impairment loss relating to the payment processing segment referred to in note 4, the Company amortized $5,739 of the other (tax) asset as a future tax expense representing the remaining portion of this asset. In addition, the Company wrote off $8,378 of previously recognized future tax assets that no longer met the criteria for recognition.

10.	Segmented information:

As of November 7, 2007, as a result of the acquisition of the assets of WowWee as discussed in note 3 (a) (ii) (b), the Company operates in two segments: the consumer robotic, toy and entertainment products segment and the payment processing segment.

Comparative figures have been reclassified to conform with this new presentation.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Segmented information (continued):

	(a)	Information on the operating segments is as follows:

	Consumer robotic, toy and entertainment products	Payment processing	Unallocated	Consolidated

Three-month period ended September 30, 2008:

Revenues	$52,135	$27,427	$—	$79,562

Transaction processing and cost of sales	38,307	15,755	—	54,062
Selling, general and administrative	8,882	4,935	358	14,175
Research and development	861	607	—	1,468
Operating leases	268	293	—	561

	3,817	5,837	(358)	9,296

Stock-based compensation	49	(58)	468	459
Amortization	2,845	3,199	38	6,082

	923	2,696	(864)	2,755

Investment income	2	134	124	260

Earnings before income taxes	925	2,830	(740)	3,015

Income tax (recovery) provision	(209)	1,343	174	1,308

Net earnings	$1,134	$1,487	$(914)	$1,707

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Segmented information (continued):

	(a)	Information on the operating segments is as follows (continued):

	Consumer robotic, toy and entertainment products	Payment processing	Unallocated	Consolidated

Nine-month period ended September 30, 2008:

Revenues	$72,521	$79,870	$—	$152,391

Transaction processing and cost of sales	52,767	47,358	—	100,125
Selling, general and administrative	20,148	19,924	536	40,608
Research and development	2,136	2,082	—	4,218
Operating leases	742	779	—	1,521

	(3,272)	9,727	(536)	5,919

Stock-based compensation	146	15	2,749	2,910
Impairment loss	—	29,097	—	29,097
Amortization	8,241	9,652	88	17,981

	(11,659)	(29,037)	(3,373)	(44,069)

Investment income	6	521	570	1,097

Loss before income taxes	(11,653)	(28,516)	(2,803)	(42,972)

Income tax (recovery) provision	(979)	12,566	174	11,761

Net loss	$(10,674)	$(41,082)	$(2,977)	$(54,733)

Revenues from the consumer robotic, toy and entertainment products segment are subject to seasonal variability with a significant portion of revenues generated in the third and fourth quarters of each calendar year.

In the periods ended September 30, 2007, the Company only operated in the payment processing segment.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Segmented information (continued):

	(a)	Information on the operating segments is as follows (continued):

	Consumer robotic, toy and entertainment products	Payment processing	Eliminations/ unallocated	Consolidated

September 30, 2008:

Total assets	$156,930	$87,406	$24,309	$268,645

Total additions to goodwill for the nine months ended September 30, 2008	5,106	—	—	5,106

Total additions to property and equipment and other intangibles for the nine months ended September 30, 2008
- through business acquisition	4,628	—	—	4,628
- other	3,328	232	613	4,173

December 31, 2007:

Total assets	$104,560	$140,050	$45,671	$290,281

Total additions to goodwill for the year ended December 31, 2007	37,113	2,406	—	39,519

Total additions to property and equipment and other intangibles for the year ended December 31, 2007
- through business acquisition	43,945	—	—	43,945
- other	1,597	3,112	35	4,744

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Segmented information (continued):

	(b)	Geographic information is as follows:

	Revenues				Property and equipment, goodwill and intangibles

	Three months ended September 30,		Nine months ended September 30,		September 30, 2008	December 31, 2007

	2008	2007	2008	2007

United States	$51,724	$21,702	$101,192	$64,020	$41,869	$58,429
Central America	2,601	2,624	8,335	10,709	—	—
Canada	3,274	1,592	7,016	5,177	2,532	19,695
Europe	15,395	1,206	25,036	4,504	7,121	1,649
Hong Kong	2	—	2	—	73,452	77,965
Other	6,566	498	10,810	1,320	—	—

	$79,562	$27,622	$152,391	$85,730	$124,974	$157,738

Revenues are attributed to countries based on the location of the customers. The “Other” caption includes countries in Africa, Australia and Asia (excluding Hong Kong).

11.	Supplemental disclosure of cash flow and other information:

	(a)	Net change in operating assets and liabilities:

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Cash and short-term investments held as reserves	$243	$2,810	$1,259	$11,130
Restricted cash	—		—	(19,182)
Settlement assets	(966)	1,015	2,347	6,068
Accounts receivable	(21,250)	3,703	(21,014)	4,160
Inventories	1,853	—	(10,998)	—
Income taxes receivable and refundable investment tax credits receivable	94	47	3,687	(385)
Prepaid expenses and deposits	(406)	(670)	(369)	652
Accounts payable and accrued liabilities	6,897	1,339	10,081	(4,382)
Income taxes payable	(71)	(1,482)	593	(962)
Customer reserves and security deposits	647	(4,013)	(1,444)	(39,934)

Net change in operating assets and liabilities	$(12,959)	$2,749	$(15,858)	$(42,835)

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

11.	Supplemental disclosure of cash flow and other information (continued):

	(b)	Cash paid for interest and income taxes:

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Interest	$84	$34	$184	$75
Income taxes	—	1,547	150	2,226

(c)	Cash and cash equivalents:

	September 30, 2008	December 31, 2007

Cash and cash equivalents consist of:
Cash balances with banks	$44,636	$47,193
Short-term investments, bearing interest at 3.20%	470	—

	$45,106	$47,193

(d)	Non-cash transactions:

	September 30, 2008	December 31, 2007

Addition of property, equipment and intangibles included in accounts payable and accrued liabilities	$370	$—
Shares and warrants issued in connection with WowWee	—	12,696
Adjustments to WowWee purchase price equation to goodwill	432	—

(e)	Foreign exchange:

Included in “Selling, general and administrative expenses” in the consolidated statement of operations and comprehensive loss is a foreign exchange gain relating to financial assets and liabilities of $1,066 for the three-month period ended September 30, 2008 (September 30, 2007 - loss of $601) and $649 for the nine-month period ended September 30, 2008 (September 30, 2007 - loss of $911).

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

12.	Capital disclosures:

The Company’s objective is to maintain a strong capital base to maintain investor, creditor and market confidence and to sustain future development of the business.

Management defines capital as the Company’s shareholders’ equity, excluding accumulated other comprehensive income. The Company does not have any long-term debt.

In order to maximize flexibility in financing the Company’s ongoing growth and be able to take advantage of additional new capital investment and acquisition opportunities, the Company does not currently pay a dividend. To maintain or adjust the capital structure, the Company may also repurchase existing shares, issue new shares or long-term debt, or sell assets to adjust to changes in economic conditions and the risk characteristic of the underlying assets. (Refer to note 5 as to the Company’s stock buyback program.)

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

The Company is exposed primarily to interest rate fluctuations as a result of cash (including cash held in reserve) and bank indebtedness which bears interest at variable interest rates. A 0.5% increase in the interest rate would have decreased the net loss and comprehensive loss by $171 in the nine-month period ended September 30, 2008. An equal but opposite effect would result assuming a 0.5% decrease in interest rates.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Financial risk management (continued):

	(b)	Foreign currency risk:

A significant portion of the Company’s cash flows and financial assets and liabilities are denominated in U.S. dollars, which is the Company’s functional and reporting currency. Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than U.S. dollars, primarily for head office expenses in Canada and European operations. For the Company’s foreign currency transactions, fluctuations in the respective exchange rates relative to the U.S. dollar will create volatility in the Company’s cash flows and the reported amounts for revenues and selling, general and administrative expenses in its consolidated statement of operations on a period-to-period basis. Additional earnings variability arises from the translation of monetary assets and liabilities denominated in currencies other than the U.S. dollar at the rates of exchange at each balance sheet date, the impact of which is reported as a foreign exchange gain and loss which is included as part of selling, general and administrative expenses in the statement of operations and comprehensive loss.

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

The following table provides an indication of the Company’s significant foreign currency exposures expressed in U.S. dollars:

	September 30, 2008
	CAD	GBP	EURO

Cash and cash equivalents	2,373	75	1,169
Bank indebtedness	—	—	(7,747)
Accounts payable and accrued liabilities	(7,082)	(692)	(6,873)
Customer reserves and security deposits	(135)	(327)	(191)

Balance sheet exposure	(4,844)	(944)	(13,642)

As at September 30, 2008, all the short-term investments held in reserve were denominated in U.S. dollars.

In addition to the foreign currency exposures noted above, the Company also incurs a portion of its operating costs in its consumer robotic, toy and entertainment products segment, in Hong Kong dollars. However, the Company does not view its exposure to the Hong Kong dollar as a significant foreign exchange risk since the Hong Kong dollar is pegged to the U.S. dollar and historically has not fluctuated significantly.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Financial risk management (continued):

	(b)	Foreign currency risk (continued):

The following are the exchange rates applied during the nine-month periods ended September 30, 2008:

	Average rate during Q3	Rate as at September 30, 2008

CAD to USD	0.9822	0.9397
GBP to USD	1.9470	1.7779
EURO to USD	1.5219	1.4076

Based on the Company’s foreign currency exposures noted above, varying the above exchange rates to reflect a 5% weakening of the U.S. dollar would affect earnings and comprehensive earnings as follows:

	CAD	GBP	EURO

	Nine months ended September 30, 2008	Nine months ended September 30, 2008	Nine months ended September 30, 2008

Increase in net loss	$242	$47	$682

An assumed 5% strengthening of the U.S. dollar would have an equal but opposite effect on the above currencies to the amounts shown above.

(c)	Credit risk:

Credit risk is the risk of an unexpected loss if a customer or counterparty to a financial instrument fails to meet its contractual obligations. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable:

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

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Financial risk management (continued):

	(c)	Credit risk (continued):

		(ii)	Accounts receivable:

Consumer robotic, toy and entertainment segment:

Credit risk for this segment arises primarily from the segment’s trade receivables. Allowances are provided for potential losses. The amounts disclosed in the balance sheet are net of these allowances for bad debts. Accounts receivable are assessed for impairment on a case-by-case basis when they are past due or when objective evidence is received that a customer will default. The Company takes into consideration the customer’s payment history, its creditworthiness and the current economic environment in which the customer operates to assess impairments. All bad debts are charged to selling, general and administrative expenses on the statement of operations and comprehensive loss.

The credit risk for trade receivables is concentrated as the majority of sales are to a relatively small group of wholesale distributors and mass market retailers. However, the majority of these wholesale distributors and mass market retailers are large companies which have been customers of the acquired business for a number of years. Customers do not provide collateral in exchange for credit.

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

Periods ended September 30, 2008 and 2007
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

The net charge for the provision for merchant losses is included in selling, general and administrative expenses in the statement of operations and comprehensive loss. As at September 30, 2008, the reserve for losses on merchant accounts is included in “Accounts payable and accrued liabilities” on the balance sheet.

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

Included in accounts and other receivables are trade receivables in the consumer robotic, toy and entertainment segment of $34,573. The aging of the trade receivables at the reporting date was as follows:

September 30, 2008

Not past due	$28,649
Past due 0-30 days	4,526
Past due 31-60 days	196
Past due 61-120 days	1,202

Trade receivables	$34,573

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Financial risk management (continued):

	(c)	Credit risk (continued):

		(ii)	Accounts receivable (continued):

A breakdown of trade receivables by type of customer is presented below:

September 30, 2008

Distributors	$12,582
Mass-market retailers	21,991

$34,573

(d)	Liquidity risk:

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk through the management of its capital structure and by continuously monitoring actual and projected cash flows. In recent years, the Company has financed its acquisitions through mainly internally-generated funds.

The Company has a revolving credit facility in its consumer robotic, toy and entertainment products segment, for a maximum of $14,924, subject to annual renewal.

As at September 30, 2008, the Company has $45,106 of cash and cash equivalents and has $12,620 outstanding balance on its revolving line of credit.

The following are the contractual maturities of financial liabilities at September 30, 2008:

	Carrying amount	0 to 12 months

Bank indebtedness	$12,620	$12,620
Accounts payable and accrued liabilities	66,475	66,475
Customer reserves and security deposits	20,193	20,193

Total	$99,288	$99,288

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Financial instruments:

	(a)	Fair values:

The Company has determined that the fair value of its short-term financial assets and liabilities approximates their respective fair values as at the balance sheet dates because of the short-term maturity of those instruments.

	(b)	Financial income and expense:

The following components of income and expense relating to financial instruments are included in the statement of operations and comprehensive loss:

(i) Interest income and expense:

	For the three months ended		For the nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Interest income on available-for-sale financial assets	$218	$1,381	$946	$4,793
Other	42	141	151	206

Total	$260	$1,522	$1,097	$4,999

Interest income on available-for-sale financial assets consists of interest earned from cash and cash equivalents and short-term investments invested in short-term deposits.

(ii)	Impairment losses recognized on trade receivables in consumer robotic, toy and entertainment products segment:

The Company recorded a bad debt expense of nil for the three-month period ended September 30, 2008 (September 30, 2007 - nil) and $15 for the nine-month period ended September 30, 2008 (September 30, 2007 - $382) in “Selling, general and administrative expenses” in the statement of operations and comprehensive loss.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Canadian/U.S. reporting differences:

The consolidated financial statements of the Company are prepared in accordance with Canadian GAAP, which conform, in all material respects, with U.S. GAAP, except as described below:

(a) Consolidated balance sheets:

Differences between Canadian and U.S. GAAP in the presentation of share capital, additional paid-in capital and deficit are as follows:

(i)	Share capital:

		September 30, 2008	December 31, 2007

	Share capital in accordance with Canadian GAAP	$210,741	$211,998
	Stock-based compensation costs on options exercised: (1)
	Cumulative effect of prior years	39,868	39,868
	Change in reporting currency (2)	2,588	2,588

	Share capital in accordance with U.S. GAAP	$253,197	$254,454

(ii)	Additional paid-in capital:

		September 30, 2008	December 31, 2007

	Additional paid-in capital in accordance with Canadian GAAP	$33,257	$29,561
	Stock-based compensation costs: (1)
	Cumulative effect of prior years	68,757	68,757
	Stock-based compensation costs on options exercised: (1)
	Cumulative effect of prior years	(39,868)	(39,868)
	Change in reporting currency (2)	968	968

	Additional paid-in capital in accordance with U.S. GAAP	$63,114	$59,418

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007 (expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Canadian/U.S. reporting differences (continued):

	(a)	Consolidated balance sheets (continued):

		(iii)	Deficit:

	September 30, 2008	December 31, 2007

Deficit in accordance with Canadian GAAP	$(95,799)	$(41,066)
Stock-based compensation costs: (1)
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation to non-employees (1)	(834)	(834)
Change in reporting currency (2)	(1,189)	(1,189)

Deficit in accordance with U.S. GAAP	$(166,579)	$(111,846)

(1)	Stock-based compensation:

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

A description of the Company’s stock option plans is presented in note 6.

The aggregate intrinsic value for outstanding and exercisable options at September 30, 2008 represents the pre-tax intrinsic value based on the Company’s closing stock price at September 30, 2008, which would have been received by option holders had they exercised their securities at that date. The aggregate intrinsic value of all outstanding and exercisable options was nil. No options were exercised during the period ended September 30, 2008.

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

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Canadian/U.S. reporting differences (continued):

	(b)	Accumulated other comprehensive income (loss):

Accumulated other comprehensive income (loss) under U.S. GAAP, which resulted solely from the translation of the financial statements up to June 30, 2000, the date on which the Company adopted the United States dollar as its measurement currency, in accordance with the current rate method, is $(3,018) as at September 30, 2008 and December 31, 2007.

	(c)	FIN 48 - Accounting for tax uncertainties:

For U.S. GAAP purposes, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for income taxes recognized in a company’s financial statements in accordance with FASB statement No. 109. FIN 48 prescribes a more-likely-than-not recognition threshold for tax uncertainties. For U.S. GAAP tax purposes, unrecognized tax benefits would be classified as non-current other liabilities. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2008 and December 31, 2007, the total liability for unrecognized tax benefits was approximately $14,500, of which $8,200 would impact the annual effective rate if realized.

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Canadian/U.S. reporting differences (continued):

	(d)	SFAS No. 157 - Fair value measurements (continued):

Assets measured at fair value on a recurring basis:

	Fair value measurements at reporting date using

	September 30, 2008	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Available-for-sale securities	$3,011	$3,011	$—	$—

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

Periods ended September 30, 2008 and 2007
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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2008 and 2007
(expressed in thousands of U.S. dollars, except share and per share amounts)

16.	Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current period’s presentation.

17.	Subsequent events:

(a) Card-not-present Payment Processing Business:

On October 1, 2008, the Company completed the sale of all the assets of its business of processing payments for Card-not-present transactions for $7,000, plus the assumption of certain liabilities of Optimal Payments. At the closing of the transaction, Optimal Payments also paid to the purchaser $850 in connection with the assumption by the purchaser of certain liabilities of Optimal Payments. The purchase price is subject to post-closing working capital adjustments. The carrying amounts of the assets and liabilities in this business are less than the purchase price received.

(b) Renewal of stock buyback program:

On November 5, 2008, the Board of Directors approved a stock buyback program authorizing the Company to purchase up to 5% of its outstanding Class “A” shares. The Company may purchase the Class “A” shares on the open market through the facilities of the Nasdaq Stock Market over the course of the twelve months commencing November 21, 2008 and ending November 20, 2009. All shares purchased under the stock buyback program will be cancelled.

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

          In this Form 10-Q, except where otherwise indicated, references to “dollars” or “$” are to United States dollars, references to our “common shares” are to our Class “A” shares, references to “our interim consolidated financial statements” are to our interim consolidated financial statements as at and for the period ended September 30, 2008, which are included in “Item 1. Financial Statements”, and all dollar amounts, except those expressed in millions of dollars, are rounded to the nearest thousand. Any reference in this Form10-Q to uniform resource locator (URL) website locations are inactive textual references only and the contents of such websites do not form a part of this Form 10-Q.

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

          There may be additional risks and uncertainties and other factors that we do not currently view as material or that are not presently known by us. The forward-looking statements made in this document are only made as of the date of this document.

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

Overview

          We operate in two business segments. Through WowWee (our business segment established by our acquisition in November 2007 and comprised of WowWee Group Limited, WowWee Canada Inc. and WowWee USA, Inc.), we design, develop, market and distribute technology-based, consumer robotic, toy and entertainment products. Through Optimal Payments Corp., we process credit card payments for small and medium-sized retail point-of-sale merchants.

          Prior to October 1, 2008, the Optimal Payments segment processed both card-present and card-not-present transactions. On October 1, 2008, we completed the previously announced sale of substantially all of the assets of our payment processing segment that were used in the business of processing payments for “card-not-present”

transactions – see “Recent Developments” below. We believe that it is more likely than not that our remaining interest in this segment will be sold over the course of the next twelve months.

Our Industry Segments

          As at September 30, 2008, we operate in two business segments: WowWee and Optimal Payments (see note 10 of the notes to our interim consolidated financial statements).

WOWWEE

          Based in Hong Kong, with offices in La Jolla and Carlsbad, California and Montreal, Quebec, WowWee designs, develops, markets and distributes technology-based, consumer robotic, toy and entertainment products. For 2008, WowWee’s product offerings encompass five distinct lines: WowWee Robotics, WowWee Flytech, WowWee Alive, WowWee Technologies and WowWee’s recently established Think Wow Toys division that produces and markets plush toys, novelty items, action figures and promotional toys, including third-party licensed characters and properties.

          WowWee’s products are sold in a range of brick and mortar channels including grocery stores, pharmacies, toy stores, department stores and high-end consumer technologies stores. A majority of our retailer customers in the United States also carry the full line of WowWee products on their Internet sales sites. WowWee’s products are available for purchase online at WowWee’s website (http://www.wowweestore.com) and are also made through Internet-based “e-tailers” such as Amazon.com and Buy.com.

          WowWee’s products are produced in China by third party manufacturers with which WowWee has longstanding relationships. Consistent with industry practice, the use of third party manufacturers allows WowWee to avoid incurring fixed manufacturing costs, while improving flexibility, capacity and production technology. By outsourcing its manufacturing process, WowWee maintains a flexible business model that enables it to be responsive to changing technology. In addition, once a product has reached its commercialization phase, WowWee is able to manage inventory risk by manufacturing products based upon actual customer orders as well as forecasts. Upon final assembly, some products can be shipped directly from the manufacturing locations to retailers and distributors, with title to the products passing to retailer customers in China. Although WowWee does not conduct the day-to-day manufacturing of its products, it is extensively involved in the design of the product prototype and production tools, dies and moulds for its products and seeks to ensure quality control by actively reviewing the production process and testing the products produced by its manufacturers. WowWee employs quality control inspectors who rotate among its manufacturers’ factories to monitor the production of substantially all of its products. WowWee’s quality assurance personnel oversee compliance with applicable regulations during each phase of product development, and perform compliance testing, and coordinate third party independent compliance testing, on all WowWee products. Once pre-production testing has been completed and production has been approved, WowWee’s quality assurance personnel monitor production at the manufacturer’s facility for compliance with WowWee’s quality requirements.

          Within the United States and Canada, WowWee sells its products directly to its retailer customers through its direct sales channel and through independent sales representatives. For retailers across the rest of the world, WowWee utilizes a network of distributors located in various jurisdictions. Following our acquisition of Sablon Distribution (see “Recent Developments” below), we intend to expand Sablon Distribution into new jurisdictions and take over from third-party distributors the direct distribution of WowWee’s products in those jurisdictions. WowWee products are also available for sale through WowWee’s Internet-based store. In 2007, approximately 55% of its products were sold in North America, with the balance being sold internationally. WowWee does not have written agreements with its customers. Instead, sales are generally made based on purchase orders, primarily against letters of credit. Historically, the majority of bookings and orders are received during the first two quarters of the year, with shipments occurring throughout the year as new products become available. The majority of product shipments occur during the third and fourth quarters of the year. Revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) products are shipped to customers who assume risk of loss, (iii) collection of the respective receivable is probable and (iv) sales price is fixed or determinable. In practice, this results in revenue being recognized when the product is shipped from Hong Kong. Accruals for customer discounts, rebates, incentives and allowances are recorded when the related revenues are recognized.

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

OPTIMAL PAYMENTS

          Optimal Payments provides technology and services that businesses require to accept credit card, electronic check and direct debit payments. Optimal Payments processes credit card payments primarily for retail point-of-sale merchants.

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

Recent Developments

          On October 1, 2008, we completed the previously announced sale of substantially all of the assets of our payments processing segment that were used exclusively in the business of processing payments for “card-not-present” transactions. The aggregate purchase price paid by the purchaser was $7.0 million, plus the assumption of certain liabilities of this segment. The purchase price is subject to a post-closing working capital adjustment. At the closing of the transaction, we paid to the purchaser $850,000 in connection with the assumption by the purchaser of certain liabilities of this segment.

          On August 29, 2008, we acquired Sablon Distribution S.A., a prominent distributor of WowWee and third party toy products in the Benelux countries, Austria and Germany, based in Wauthier-Braine, Belgium. The acquisition strengthens and broadens WowWee’s direct distribution structure and positions WowWee closer to retailers and end users in Sablon Distribution’s markets. The former owners and senior management team of Sablon Distribution will remain with the company and they will continue to operate in the same capacities. The acquisition was completed at an all-cash price of EUR3.8 million paid upon completion of the acquisition plus up to an additional EUR1.2 million payable in the first quarter of 2009 depending upon the consolidated net equity of Sablon Distribution at the end of 2008 and an earnout based on the consolidated net revenues of Sablon Distribution in each of 2009 and 2010.

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

          There has been a general deterioration of the business environment over recent months that may extend well into 2009. Under these economic conditions, we may experience greater exposure to credit losses as well as increases in the variability of its estimates of allowances for doubtful accounts.

Sales Incentives

           Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment. We routinely enter into arrangements with our customers to provide sales incentives, support customer promotions, and provide allowances for returns. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period that the related revenue is recognized.

Reserve for Inventory Obsolescence

          We value our inventory at the lower of cost or net realizable value. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value.

          Failure to accurately predict and respond to consumer demand could result in our under-producing popular items or overproducing less popular items. Furthermore, significant changes in demand for our products would impact management’s estimates in establishing our inventory provision.

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

          We are also party to litigation arising in the normal course of operations. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters or should several legal matters be resolved against us in the same reporting period, the consolidated operating results of a particular reporting period could be materially adversely affected. While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible that changes in future conditions in the near term could require a material change in the recognized amounts of certain assets and liabilities. “Near term” is considered to be within one year from the date of the consolidated financial statements.

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

Capital Disclosures

          On January 1, 2008, we adopted Section 1535, Capital Disclosures, which established guidelines for disclosure of both qualitative and quantitative information that enables users of financial statements to evaluate the entity’s objectives, policies and processes for managing capital. This new standard relates to disclosure only and did not impact our financial results.

Financial Instruments

          On January 1, 2008, we adopted Section 3862, Financial Instruments - Disclosure, which describes the required disclosure for the assessment of the significance of financial instruments for an entity’s financial position and performance and of the nature and extent of risk arising from financial instruments to which the entity is exposed and how the entity manages those risks. In addition, we adopted Section 3863, Financial Instruments – Presentation, which establishes standards for presentation of financial instruments and non-financial derivatives. It carries forward the presentation related requirements of Section 3861, Financial Instruments - Disclosure and Presentation. These new standards relate to disclosure only and did not impact our financial results.

Inventories

          On January 1, 2008, we adopted Section 3031, Inventories, which replaces Section 3030 and harmonizes the Canadian standards related to inventories with the International Financial Reporting Standards (“IFRS”). This Section provides changes to the measurement and more extensive guidance on the determination of cost, including allocation of overhead; narrows the permitted cost formulas; requires impairment testing; and expands the disclosure requirements to increase transparency. The adoption of this standard did not have a significant impact on our interim consolidated financial statements.

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

SFAS No. 141R, Business Combinations

          In December 2007, the FASB issued a revised standard on accounting for business combinations. The major changes to accounting for business combinations include the following: all business acquisitions will be measured at fair value; the existing definition of a business would be expanded; certain pre-acquisition contingencies would be measured at fair value; most acquisition-related costs would be recognized as expenses are incurred (they would no longer be part of the purchase consideration); obligations for contingent consideration would be measured and recognized at fair value at the date of acquisition (measurement and recognition would no longer be dependent on settlement of the contingency); non-controlling interests would be measured at fair value at the date of acquisition (i.e., 100% of the assets and liabilities would be measured at fair value even when an acquisition is less than 100%); goodwill, if any, arising on a business combination reflects the excess of the fair value of the acquiree, as a whole, over the net amount of the recognized identifiable assets acquired and liabilities assumed, and would be allocated to the acquirer and the non-controlling interest. The statement is effective for periods beginning on or after January 1, 2009. We will apply the standard for acquisitions occurring after this date.

SFAS No. 160 - Non-controlling interest in consolidated financial statements

          In December 2007, the FASB issued a revised standard on accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. This revised standard specifies that non-controlling interests are to be treated as a separate component of equity, not as a liability or other items outside of equity. Because non-controlling interests are an element of equity, increases and decreases in the parent’s ownership interest that leave control intact are accounted for as capital transactions rather than as a step acquisition or dilution gains or losses. The carrying amount of the non-controlling interests is adjusted to reflect the changes in ownership interests, and any difference between the amount by which the non-controlling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the controlling interests.

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

Financial Condition

          As at September 30, 2008, cash and cash equivalents, cash held as reserves, short-term investments, short-term investments held as reserves and settlement assets totaled $56.0 million (including $7.3 million held as reserves) compared to $73.0 million (including $8.6 million held as reserves) as at December 31, 2007.

          The decrease in cash and cash equivalents, and short-term investments is primarily due to the use of cash for the acquisitions described above (see “Recent Developments”) of approximately $6.7 million paid in cash and the increase in bank indebtedness of $12.6 million, as well as cash used by WowWee for the seasonal build-up of accounts receivables and inventories, and the purchase of equipment. As described above, a significant portion of cash and cash equivalents, and short-term investments have a corresponding liability as these cash amounts are derived from reserves and security deposits which are due to customers (see “Our Industry Segments – Optimal Payments”). As at September 30, 2008 and December 31, 2007, our cash and cash equivalents, short-term investments and settlement assets positions, net of bank indebtedness and customer reserves and security deposits, were as follows:

(U.S. dollars, in thousands)	September 30, 2008	December 31, 2007

Cash and cash equivalents	$45,106	$47,193
Cash held as reserves	5,525	6,869
Short-term investments	1,216	12,477
Short-term investments held as reserves	1,795	1,710
Settlement assets	2,368	4,715

	56,010	72,964

Less:
Bank indebtedness	(12,620)	—
Customer reserves and security deposits	(20,193)	(21,324)

	(32,813)	(21,324)

Net cash position	$23,197	$51,640

          Our portfolio of liquid and investment grade short-term investments consists of U.S. denominated discounted and undiscounted notes and bonds.

          Working capital, excluding cash and short-term investments held as reserves, as at September 30, 2008 was $9.0 million, as compared to $15.9 million at December 31, 2007. This decrease resulted primarily from the use of cash by WowWee in the nine-months ended September 30, 2008 due to the seasonality of its revenues.We expect WowWee to use cash in the first half of the year for manufacturing costs required to fulfill sales orders, and to generate cash later in the year as orders are shipped and subsequently collected.

          Accounts and other receivables, as at September 30, 2008 were $44.5 million, as compared to $18.5 million at December 31, 2007. The increase is due primarily to the seasonal increase in revenues generated by WowWee (including accounts receivable assumed on the acquisition of Sablon Distribution) in the nine-month period ended September 30, 2008.

          Intangible assets decreased by $11.9 million, from $86.9 million as at December 31, 2007 to $75.0 million as at September 30, 2008, due to amortization recorded in the nine-month period ended September 30, 2008 of $14.4 million partially off-set by the recognition of intangibles from the acquisitions during the same period.

          Customer reserves and security deposits as at September 30, 2008 were $20.2 million, as compared to $21.3 million as at December 31, 2007. The decrease of $1.1 million is primarily due to decreased processing volume in Optimal Payments.

          Shareholders’ equity as at September 30, 2008 was $149.4 million as compared to $201.7 million as at December 31, 2007. The decrease is attributable primarily to the results of operations net of stock-based compensation and the cancellation of shares pursuant to our stock buyback program.

Results of Operations

          Revenue derived from Optimal Payments is currently not subject to seasonality. Revenue derived from WowWee is subject to seasonal variability with a significant portion of annual revenues expected to be generated in the third and fourth quarter of each calendar year.

Nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007

          Revenues increased by $66.7 million, from $85.7 million for the nine-month period ended September 30, 2007 to $152.4 million for the nine-month period ended September 30, 2008. The increase consists of additional revenues of $72.5 million resulting from the acquisition of WowWee in 2007 and the acquisition of Sablon Distribution in August 2008, offset by a decrease in revenues in Optimal Payments as a result of lower merchant volumes from normal attrition and discontinuing business with unprofitable merchant accounts.

          Transaction processing expenses and cost of sales increased by $45.9 million, from $54.2 million for the nine-month period ended September 30, 2007 to $100.1 million for the nine-month period ended September 30, 2008. The increase consists of additional cost of sales of $52.8 million in WowWee (included cost of sales of Sablon Distribution for the month of September 2008), offset by a decrease in transaction processing due to lower volumes in Optimal Payments.

          Selling, general and administrative expenses increased by $19.5 million, from $21.1 million for the nine-month period ended September 30, 2007 to $40.6 million for the nine-month period ended September 30, 2008. The increase in selling, general and administrative expenses is due primarily to our acquisition of WowWee. The level of selling, general and administrative expenses is not subject to significant seasonal variability.

          Amortization of intangibles pertaining to transaction processing and cost of sales increased by $5.0 million, from $9.4 million for the nine-month period ended September 30, 2007 to $14.4 million for the nine-month period ended September 30, 2008. The increase in amortization is due primarily to the intangible assets acquired in connection with our acquisition of WowWee.

          Amortization of equipment pertaining to cost of sales was $2.5 million for the nine-month period ended September 30, 2008. This expense arises from our acquisition of WowWee and is related to the amortization of moulds used in the production of our products.

          Amortization of equipment pertaining to selling, general and administrative expense for the nine-month periods ended September 30, 2008 and 2007 remained constant at approximately $1.0 million.

          Stock-based compensation pertaining to selling, general and administrative expense decreased by $3.2 million, from $6.1 million for the nine-month period ended September 30, 2007 to $2.9 million for the nine-month period ended September 30, 2008. As a result of our acquisition of all of the issued and outstanding ordinary shares of FireOne Group plc held by non-controlling shareholders in February 2007, all of the unvested restricted share units became exercisable and the remaining unamortized compensation cost of $6.0 million was recognized. In June 2008, the expiry dates of outstanding options issued in 2004 were extended by five years. Since these options were vested at the date of modification, the incremental value of $1.4 million of the fair value of the modified options over the value of the options immediately prior to their modification was recognized as an expense in the quarter ended September 30, 2008.

          Research and development expenses increased by $2.4 million, from $1.8 million for the nine-month period ended September 30, 2007 to $4.2 million for the nine-month period ended September 30, 2008. The increase in research and development expenses is due primarily to our acquisition of WowWee.

          At December 31, 2007 the net book value of goodwill was $66.2 million, of which $37.1 million related to WowWee and $29.1 million related to Optimal Payments. Goodwill in Optimal Payments at December 31, 2007, was net of impairment charges of $22.6 million provided for in 2007.

          As discussed in note 3 of the notes to the interim consolidated financial statements, goodwill in WowWee was increased by $0.4 million during the nine-month period ended September 30, 2008, as a result of fair value adjustments to certain assets and liabilities as at the date of acquisition.

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

          Due largely to a general deterioration of the economic environment, sales, operating profits and cash flows in the consumer robotic, toy and entertainment products segment were lower than expected during the third quarter of 2008. As a result, we performed the first step of an interim impairment test that indicated that the estimated fair value of this segment was less than its carrying value at September 30, 2008. The second step of the impairment test estimates the implied fair value of goodwill and whether a write-down is required. We expect to complete this step before the end of 2008 when sales and cash flow budgets become available and, under this testing, it is possible that a non-cash, impairment write-down of goodwill may be required in the fourth quarter of 2008.

          Investment income decreased by $3.9 million, from $5.0 million during the nine-month period ended September 30, 2007 to $1.1 million for the nine-month period ended September 30, 2008. The decrease is due primarily to the lower cash position during the nine-month period ended September 30, 2008, as a result of funds used to acquire WowWee in November 2007.

          The provision for income taxes was $11.8 million for the nine-month period ended September 30, 2008, as compared to $1.3 million for the nine-month period ended September 30, 2007. The consolidated tax provision for the nine-month period ended September 30, 2008 included the effect of non-deductible goodwill impairment in the amount of $9.0 million related to the payment processing segment. As a result of the goodwill impairment loss, we amortized $5.7 million of the other tax asset as a future tax expense, which represented the remaining portion of this asset. In addition, we wrote off $8.4 million of previously recognized future tax assets that no longer met the criteria for recognition.

          Other items in the 2008 tax provision include tax differences in tax rates in foreign jurisdictions and non-deductible stock-based compensation. In 2008, a greater portion of our operations was taxable in Hong Kong at a lower effective tax rate than in Canada, which affected the provision by $0.5 million compared to a recovery of $0.6 million for the nine-month period ended September 30, 2007. In addition, the 2008 tax provision includes the tax effect of non-deductible stock-based compensation expense in the amount of $0.9 million compared to $1.9 million for the nine-month period ended September 30, 2007, which was a result of the acceleration of vesting and exercise of restricted share units in connection with the privatization of FireOne Group plc.

          Our tax provision also includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains and losses do not affect earnings before income taxes. In the nine-month period ended September 30, 2008, our tax provision includes a future tax charge of $0.2 million related to foreign exchange, as compared to a recovery of $2.5 million for the nine-month period ended September 30, 2007.

          Our net loss for the nine-month period ended September 30, 2008 was $54.7 million (or $2.11 per share – basic and diluted), as compared to a net loss of $4.9 million (or $0.21 per share – basic and diluted) for the nine-month period ended September 30, 2007. The increase is due primarily to a non-cash impairment loss from Optimal Payments of $29.1 million for goodwill, as well as related charges of $5.7 million for the other asset and $8.4 million of future tax assets that no longer meet the criteria for recognition at September 30, 2008 in this segment.

          EBITDA was $5.9 million (or $0.23 per share) for the nine-month period ended September 30, 2008, as compared to $7.8 million (or $0.32 per diluted share) for the nine-month period ended September 30, 2007.

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

Reconciliation of Non-GAAP Financial Information (expressed in thousands of U.S. dollars, except per share amounts)

	Nine months ended September 30,
	2008 Unaudited	2007 Unaudited

Net loss	$(54,733)	$(4,908)

Add (deduct):
Amortization of intangibles pertaining to transaction processing and cost of sales	14,448	9,402
Amortization of equipment pertaining to selling, general and administrative	1,013	824
Amortization of equipment pertaining to cost of sales	2,520	—
Stock-based compensation pertaining to selling, general and administrative	2,910	6,057
Non-controlling interest	—	159
Investment income	(1,097)	(4,999)
Income tax provision	11,761	1,280
Impairment loss	29,097	—

EBITDA	$5,919	$7,815

Diluted shares	25,882,946	24,267,410

EBITDA per diluted share	$0.23	$0.32

Three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007

          Revenues increased by $52.0 million, from $27.6 million for the three-month period ended September 30, 2007 to $79.6 million for the three-month period ended September 30, 2008. The increase is due primarily to additional revenues of $52.1 million resulting from our acquisition of WowWee (including revenues of Sablon Distribution for the month of September 2008).

          Transaction processing expenses and cost of sales increased by $36.7 million, from $17.4 million during the three-month period ended September 30, 2007 to $54.1 million for the three-month period ended September 30, 2008. The increase consists of additional cost of sales of $38.3 million in WowWee (including cost of sales of Sablon Distribution for the month of September 2008), offset by a decrease in transaction processing due to lower volumes in Optimal Payments.

          Selling, general and administrative expenses increased by $6.6 million, from $7.6 million for the three-month period ended September 30, 2007 to $14.2 million for the three-month period ended September 30, 2008. The increase in selling, general and administrative expenses is due primarily to our acquisition of WowWee. The level of selling, general and administrative expenses is not subject to significant seasonable variability.

          Amortization of intangibles pertaining to transaction processing and cost of sales increased by $1.8 million, from $3.1 million during the three-month period ended September 30, 2007 to $4.9 million for the three-month period ended September 30, 2008. The increase in amortization is due primarily to the intangible assets acquired in connection with our acquisition of WowWee.

          Amortization of equipment pertaining to cost of sales was $0.9 million for the three-month period ended September 30, 2008. This expense arises from our acquisition of WowWee and is related to the amortization of moulds used in the production of our products.

          Stock based compensation pertaining to selling, general and administrative expense increased, from a nominal amount during the three-month period ended September 30, 2007 to $0.5 million during the three-month period ended September 30, 2008. This increase is due to additional compensation expense resulting from the issuance of options in November 2007.

          Research and development expenses increased by $0.9 million, from $0.6 million for the three-month period ended September 30, 2007 to $1.5 million for the three-month period ended September 30, 2008. The increase in research and development expenses is due primarily to our acquisition of WowWee.

          At December 31, 2007, the net book value of goodwill was $66.2 million, of which $37.1 million related to WowWee and $29.1 million related to Optimal Payments. Goodwill in Optimal Payments as at December 31, 2007, was net of impairment charges of $22.6 million provided for in 2007.

          Due largely to a general deterioration of the economic environment, sales, operating profits and cash flows in the consumer robotic, toy and entertainment products segment were lower than expected during the third quarter of 2008. As a result, we performed the first step of an interim impairment test that indicated that the estimated fair value of this segment was less than its carrying value at September 30, 2008. The second step of the impairment test estimates the implied fair value of goodwill and whether a write-down is required. We expect to complete this step before the end of 2008 when sales and cash flow budgets become available and, under this testing, it is possible that a non-cash, impairment write-down of goodwill may be required in the fourth quarter of 2008.

          Investment income decreased by $1.2 million, from $1.5 million during the three-month period ended September 30, 2007 to $0.3 million for the three-month period ended September 30, 2008. The decrease is due primarily to the lower cash position during the three-month period ended September 30, 2008, as a result of funds used to acquire WowWee in November 2007.

          The provision for income taxes was $1.3 million for the three-month period ended September 30, 2008 as compared to $0.4 million for the three-month period ended September 30, 2007. The consolidated tax provision for the three-month period ended September 30, 2008 included the effect of writing off previously recognized future tax assets of $0.8 million that no longer met the criteria for recognition.

          Our tax provision also includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our interim consolidated financial statements are presented in U.S. dollars, these foreign exchange gains and losses do not affect earnings before income taxes. In the three-month period ended September 30, 2008, our tax provision includes a future tax charge of $0.4 million related to foreign exchange compared to a recovery of $1.2 million for the three-month period ended September 30, 2007.

          Our net earnings for the three-month period ended September 30, 2008 was $1.7 million (or $0.07 per share - basic and diluted), compared to a net loss of $0.4 million (or $(0.02) per share – basic and diluted) for the three-month period ended September 30, 2007. The increase is due primarily due to the acquisition of WowWee.

          EBITDA was $9.3 million (or $0.36 per diluted share) for the three-month period ended September 30, 2008, as compared to $1.7 million (or $0.07 per diluted share) for the three-month period ended September 30, 2007.

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

Reconciliation of Non-GAAP Financial Information (expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended September 30,
	2008 Unaudited	2007 Unaudited

Net earnings (loss)	$1,707	$(413)

Add (deduct):
Amortization of intangibles pertaining to transaction processing and cost of sales	4,852	3,066
Amortization of equipment pertaining to selling, general and administrative	371	174
Amortization of equipment pertaining to cost of sales	859	—
Stock-based compensation pertaining to selling, general and administrative	459	30
Investment income	(260)	(1,522)
Income tax provision	1,308	393

EBITDA	$9,296	$1,728

Diluted shares	25,829,090	23,866,604

EBITDA per diluted share	$0.36	$0.07

Liquidity and Capital Resources

          As at September 30, 2008, cash and cash equivalents, cash held as reserves, short-term investments, short-term investments held as reserves and settlement assets totaled $56.0 million (including $7.3 million held as reserves) compared to $73.0 million (including $8.6 million held as reserves) as at December 31, 2007.

          The decrease in cash and cash equivalents, and short-term investments is primarily due to the use of cash for the acquisitions described above (under “Recent Developments” ) of approximately $6.7 million paid in cash and the assumption of $7.7 million in bank indebtedness, as well as cash used by WowWee for the seasonal build-up of inventories to meet orders shipped in the third quarter but for which the receivables have yet to be collected, and the purchase of equipment. As described above, a significant portion of cash and cash equivalents, and short-term investments have a corresponding liability as these cash amounts are derived from reserves and security deposits which are due to customers (see “Our Industry Segments – Optimal Payments” ). Settlement assets result from timing differences in the settlement process of Optimal Payments. Settlement assets are typically funded to us within days from the transaction processing date.

          Operating activities used $4.3 million of cash and cash equivalents in the three-month period ended September 30, 2008, as compared to $6.6 million of cash generated for the three-month period ended September 30, 2007. This change is due mainly to the increase in WowWee receivables which will not be collected until the fourth quarter offset by the increase in WowWee payables for goods produced in the three-month period ended September 30, 2008.

          Investing activities used$6.3 million of cash and cash equivalents for the three-month period ended September 30, 2008, as compared to using $0.6 million of cash and cash equivalents for the three-month period ended September 30, 2007. During the three-month period ended September 30, 2008, approximately $6.5 million was used for acquisitions.

          Given the economic events of the third and fourth quarters, including significant negative media regarding the credit crisis and various government initiatives to support various financial institutions, particularly in the United States but also throughout the world, we are closely monitoring spending activity. Our cash resources are invested in term deposits of major Canadian banks.

          We believe that cash, cash equivalents and short-term investments will be adequate to meet our needs for at least the next twelve months.

          We have no long-term financial obligations of significance, including any off-balance sheet arrangements, other than long-term lease commitments for our premises in the United States, Canada and Hong Kong.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes to the disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

          As of September 30, 2008 (the “Evaluation Date” ), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act” ). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A.	Risk Factors

          There were no material changes to the disclosure of risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(1)	There were no sales of unregistered equity securities and there were no repurchases under our stock purchase program during the three-month period ended September 30, 2008.

Item 3.	Defaults Upon Senior Securities

          The registrant has nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

          The registrant has nothing to report under this item.

Item 5.	Other Information

          The registrant has nothing to report under this item.

Item 6.	Exhibits

          Exhibits

Exhibit Number	Exhibit

10.1

Asset Purchase Agreement among Optimal Payments Inc., Optimal Payments Limited, Optimal Payments (Ireland) Limited, Optimal Payments Corp. and 7012985 Canada Inc. on its behalf and/or that of a designee, with the interventions of Card One Plus Ltd. And the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 11, 2008), as amended as of September 30, 2008 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated October 7, 2008).

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

November 5, 2008	Optimal Group Inc.

	By:	/s/ NEIL S. WECHSLER

Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GARY S. WECHSLER

Gary S. Wechsler, Chief Financial Officer
(Principal Accounting Officer)