Form 10-K
period 2008-12-31
OPTIMAL GROUP INC
filed 2009-03-13
CIK 1015923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

      Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2008 (computed by reference to the last reported sale price of the Class “A” shares on the Nasdaq Global Market on such date): $52,221,629. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.

      Number of Class “A” shares outstanding at February 27, 2009: 25,742,223

      DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Each of Optimal, Optimal Group, Optimal Payments, WowWee, WowWee Robotics, WowWee Flytech, WowWee Alive, WowWee Technologies, Think Wow Toys, Robosapien, Roboraptor, Roboreptile, Robopet, Robopanda, Roboquad, Roboboa, Femisapien, RS Tri-bot, Roborover, Joebot, Flytech Dragonfly, Fun Flyer Moth, Fun Flyer Mosquito, Fun Flyer Butterfly, FlyTech Bladestar, FlyTech Dragon, Flytech Bat, Lightstar, Hoverpod, Crash-FX, Facetronics, Sleeping Cuties, Rovio, True Track, Cinemin and associated logos, are trademarks or registered trademarks of our company or an affiliate of our company. Disney Fairies Tinkerbell and Silvermist, Elvis, Hannah Montana, High School Musical, Jonas Brothers, Winnie the Pooh, Mr. Men Little Miss, Mad Libs, Thumb Wrestling Federation (TWF), In My Pocket, Chuck E Cheese, Hershey, Texas Instruments DLP Technology, Apple, iPod, iPhone, U-Scan and all other trademarks appearing in this annual report are the property of their respective owners.

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

Cautionary Statements Regarding Forward-Looking Statements

          This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, but are not limited to, statements about our current expectations with respect to our future growth strategies, results, opportunities and prospects, competitive position and industry environment. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, or those of the markets we serve, to differ materially from those expressed in, or implied by, these forward-looking statements, including:

•	existing and future governmental regulations and disputes with governmental authorities;

•	general economic, legal and business conditions in the markets we serve;

•	our ability to continue to satisfy Nasdaq’s conditions for continued listing of our common shares on The NASDAQ Global Market;

•	consumer confidence in the security of financial information transmitted via the Internet;

•	levels of consumer and merchant fraud, disputes between consumers and merchants and merchant insolvency;

•	liability for merchant chargebacks;

•	our ability to safeguard against breaches of privacy and security when processing electronic transactions and use of our payments systems for illegal purposes;

•	the imposition of and our compliance with rules and practice procedures implemented by credit card associations;

•	our ability to protect our intellectual property;

•	our relationships with our suppliers and the banking associations that we rely upon to process our electronic transactions;

•	disruptions in the function of our electronic payments systems and technological defects;

•	our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances;

•	our ability to retain key personnel;

•	currency exchange rate fluctuations;

•

while we believe that our cash, cash equivalents and short-term investments will be adequate to meet our operating needs for at least the next 12 months, our existing cash, cash equivalents and short-term investments could prove to be inadequate to meet our funding requirements;

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

Company Overview

          We operate in two business segments. Through WowWee (our business segment comprised of WowWee Group Limited, WowWee Canada Inc., WowWee USA, Inc. and WW Sablon Holdings), we design, develop, market and distribute technology-based, consumer robotic, toy and entertainment products. Through Optimal Payments Corp., we process credit card payments for two portfolios of small and medium-sized retail point-of-sale merchants and continue to receive residual payments from a third portfolio.

Our Corporate Organization

          Our company was formed in 1984 and is incorporated under the federal laws of Canada. We entered the consumer robotic, toy and entertainment products business segment by the acquisition in November 2007 (see note 5 (a) of the notes to our consolidated financial statements) and we entered the credit card payment processing business segment through the acquisition of Terra Payments Inc. in April 2004. Our principal office is located at 3500 de Maisonneuve Blvd. West, Suite 800, Montreal, Quebec, H3Z 3C1, and our telephone number is (514) 738-8885.

Our Industry Segments

          During 2008, we operated in two segments: WowWee (consumer robotic, toy and entertainment products) and Optimal Payments (payment processing) (see note 19 of the notes to our consolidated financial statements).

WOWWEE

Our Products

          Based in Hong Kong, with offices in Carlsbad, California, New York, New York, Montreal, Quebec, and Wauthier-Braine, Belgium, WowWee designs, develops, markets and distributes technology-based, consumer robotic, toy and entertainment products that can be sold at a variety of price points.

          For 2009, WowWee’s product offering encompasses five distinct lines:

•	WowWee Robotics

•	WowWee Flytech

•	WowWee Alive

•	Think Wow Toys

•	WowWee Technologies

WowWee Robotics

          WowWee is best known for its “robo” line of consumer robotic products. Robosapien, introduced in 2004, was the first in a line of award winning entertainment robotic products that incorporate applied biomorphic robotics technology and are uniquely programmed to perform a variety of functions. The WowWee Robotics line currently includes:

•	Robosapien, a robotic humanoid

•	Roboraptor, a robotic dinosaur

•	Roboreptile, a robotic reptile

•	Robopet, a robotic dog

•	Robopanda, a touch sensitive robotic panda bear

•	Roboquad, a robotic quadruped

•	Roboboa, a robotic snake

•	Femisapien, a female robot

•	Tri-bot, a quick-moving, talkative, interactive robot

          In 2009, the WowWee Robotics line will include the following new products:

•	Roborover, a tread-based, talking, roving explorer robot complete with sensor-based LED headlights

•	Joebot, a content-packed, walking, talking interactive robot with an expressive LED face featuring voice command control

          Each of the foregoing items bears the iconic “Robohead” symbol to signify that it is a “fusion of technology and personality”.

          Also, new in 2009 are NASCAR branded Zipbot vehicles – battery-operated mini vehicles on bristle bases which are propelled by a gentle vibrating action.

          WowWee also markets battery-operated “mini” as well as “nanomini” versions of most of its robotic characters.

WowWee FlyTech

          In 2007, WowWee introduced the FlyTech Dragonfly, expanding its product line to include the flight segment. FlyTech Dragonfly, the first commercially available radio controlled ornithopter, was recognized by TIME magazine as one of “The Best Inventions of the Year”.

          The WowWee FlyTech line currently includes:

-	Bladestar, with onboard sensors that enable it to detect and avoid obstacles

-	Fun Flyer Moth, Mosquito and Butterfly, easy to use “charge and go” ornithopters

-	Bat and Dragon, ornithopters capable of hovering flight

-	Disney Fairies Tinkerbell, an easy to use vertical flying version of the loved Disney character

          In 2009, the WowWee FlyTech line will include the following new products:

-	Lightstar, an easy to use flyer with built-in LED lights that create a glowing halo-effect

-	Hoverpod, a fast moving vehicle capable of moving across carpet, as well as smooth surfaces

-	Crash-FX, a toy vehicle that explodes into pieces upon impact and can be quickly reassembled with the “easy- snap” system

-	Disney Fairies Silvermist vertical flyer

WowWee Alive

          In 2005, WowWee introduced its WowWee Alive brand, based on highly sophisticated, proprietary Facetronics animatronic technology. The technology was embedded into a realistic Chimpanzee, followed by an Elvis Presley likeness that was introduced in 2007.

          In 2008, WowWee Alive introduced the Alive Cubs life-like plush animals that come “alive” when nurtured. Touch sensors trigger animated facial and vocal expressions; tilt sensors trigger responses to positional changes.

          Available in four styles – Lion, White Tiger, Panda and Polar Bear - the WowWee Alive Cubs were the featured toy in TIME magazine’s “The Best Inventions of the Year/Tech Buyer’s Guide”.

          In 2009, the WowWee Alive brand will be expanded to include:

- WowWee Alive II, four new styles including Alive Seal Pup, Husky Puppy, Koala Joey and Leopard Cub

- WowWee Alive Minis, collectible versions of the Lion, White Tiger, Panda and Leopard with sound activating feeding bottle, touch and tilt sensors

- WowWee Alive Sleeping Cuties, Labradoodle and Beagle puppies who respond to touch by curling up into a sleeping position, and raising their heads when awakened

Think Wow Toys

          Think Wow Toys (TWT), a division of WowWee USA, Inc. with an office located in New York City, develops, manufactures and markets various novelty and plush toys at a variety of price points. TWT products include plush, pillows, novelty food, action figures, dolls, and fashion accessories primarily based on well known third party brands.

          TWT’s portfolio of licenses for 2009 include but are not limited to Disney’s Fairies and Princess, Hannah Montana, High School Musical, Jonas Brothers and Winnie the Pooh, Mr. Men Little Miss, Mad Libs, Thumb Wrestling Federation (TWF), In My Pocket and more. In addition, TWT has acquired several food brand licenses including Chuck E Cheese and Hershey and is manufacturing a variety of food decorating and functional play kits based on these well known brands.

          TWT sells its products directly through its sales group and through independent sales representatives. Purchasers of the TWT’s products are retail chain stores, department stores, mass merchandisers, toys specialty stores and wholesalers. Due to the TWT’s broad selection of products and key prices points (most products retail under $30.00) its products are sold to a wide variety of retail accounts.

WowWee Technologies

          Rovio, a wi-fi enabled mobile webcam, was introduced at the Consumer Electronics Association 2008 International CES as the first product in the WowWee Technologies line. Rovio can be controlled remotely from anywhere in the world using a web-enabled device, including a PC, Mac, cell or smart phone, PDA, or video game console, allowing the user to view and interact with its environment through streaming video and audio. The Rovio device features the True Track navigation system which allows it to locate and navigate user-defined waypoints in the immediate environment. Rovio was selected as an Innovations 2009 Design and Engineering Award honoree by the Consumer Electronics Association in the Personal Electronics product category.

          In 2009, WowWee Technologies is launching the Cinemin suite of ultra-portable, multimedia pico projectors, powered by Texas Instruments’ DLP Technology, for ultra clear picture quality. The Cinemin projectors have been designed to work with popular mobile devices such as the Apple iPod and iPhone. The Cinemin Swivel is an affordable lightweight micro projector that features 3-hour battery life, full volume control and a unique 90- degree hinge for ceiling projection; the Cinemin Stick features internal memory and an expandable SD card memory slot; the Cinemin Station is an alarm clock sized media center with an iPod docking station.

Our Competitive Strengths

          We believe that WowWee’s key competitive strengths are in product development, engineering and design, including its ability to work with third party manufacturers, technology suppliers and intellectual property owners to develop innovative consumer technology-based products.

          We believe that WowWee’s core competency is its ability to identify cutting-edge technologies and, through its flexible design process, to incorporate these technologies in the development of innovative products. The Cinemin suite of products, incorporating Texas Instruments’ DLP technology; the FlyTech products, incorporating technologies that allow for unique performance capabilities and play patterns; Roborover, loaded with features and content and very sharply priced, are some current examples of this core competency.

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

Our Business Strategy

          We expect to implement specific strategies in order to enhance WowWee’s growth and financial performance. These strategies include:

•	expanding sales and distribution through a broadening of the sales channels, particularly outside North America;

•	shifting reliance on an international distributor network to direct sales and distribution;

•	refining product design, development and production capabilities to produce a broader assortment of products at varying price points;

•	expanding development initiatives into products that combine computer connectivity, utility and entertainment;

•	adjusting and smoothing out the seasonality of revenues;

•	embarking on branded entertainment initiatives, licensing, publishing and merchandising; and

•	evaluating potential acquisition opportunities.

Our Customers

          WowWee products are sold in a range of brick and mortar channels including grocery stores, pharmacies, toy shops, department stores and high-end consumer technologies stores. Key North American retail customers include:

•	Best Buy

•	Costco

•	Home Shopping

•	J.C. Penney

•	Macy’s

•	QVC

•	Radio Shack

•	Sam’s Club

•	Sears/K-Mart

•	Target

•	Toys “R” Us

•	Wal-Mart

          Each of these retail customers, as well as most other brick and mortar retail customers in the U.S., also carry the full line of WowWee products on their Internet sales sites. Online sales of WowWee’s products are also made through Internet-based “e-tailers” such as Amazon and Buy.com.

Manufacturing

          WowWee’s products are predominantly produced in China by third party manufacturers, many with whom WowWee has long-standing relationships. Consistent with industry practice, the use of third party manufacturers allows WowWee to avoid incurring fixed manufacturing costs, while improving flexibility, capacity and production technology.

          By outsourcing its manufacturing process, WowWee maintains a flexible business model that enables it to be responsive to changing technology. In addition, once a product has reached its commercialization phase, WowWee is able to minimize inventory risk by manufacturing products based upon actual customer orders; however, certain customer orders may be subject to cancellation. Upon final assembly, products can be shipped directly from the manufacturing locations to retailers and distributors, with title to the products passing to retail customers in the country of origin.

          Although WowWee does not conduct the day-to-day manufacturing of its products, it is extensively involved in the design of the product prototype and production tools, dies and molds for its products and seeks to ensure quality control by actively reviewing the production process and testing the products produced by its manufacturers. WowWee employs quality control inspectors who rotate among its manufacturers’ factories to monitor the production of substantially all of its products.

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

Suppliers

          The principal raw materials used in the production and sale of WowWee’s products are plastics, metals, plush, integrated circuits and standard electronic components, most of which are currently available from a variety of sources. In certain instances, WowWee purchases components under license from the rights holder. Although WowWee does not manufacture its products, it owns the tools, dies and molds used in the manufacturing process, and these are transferable among manufacturers should WowWee choose to employ alternative manufacturers.

Sales, Marketing and Distribution

          Within the United States and Canada, WowWee sells its products directly to its retailer customers through its direct sales channel, through independent sales representatives and through distributors. As of January 1, 2009, WowWee products are sold to most European countries directly through WowWee Europe, a recently established subsidiary resulting from the acquisition of Sablon Distribution SA, a former independent distributor – see “Recent Developments” below. For retailers in the rest of the world, WowWee utilizes a network of distributors located in various jurisdictions. WowWee products are also available for sale through WowWee’s Internet-based store (http://www.wowweestore.com). In 2008, approximately 62% of its products were sold in North America, with the balance being sold internationally.

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

          WowWee presents products to its customers at trade shows, such as International CES, and various toy fairs, as well as at private meetings throughout the year. WowWee generally introduces new products to its major customers during the year prior to the year of their introduction for retail sale. WowWee employs a range of advertising and promotional vehicles to promote its products to consumers including broadcast, Internet and print advertising, PR outreach, product placements and sampling and exhibition at consumer expositions. WowWee also maintains a corporate website and individual sites for its brands and products.

          WowWee products have been recognized for excellence in technology, design and quality by numerous organizations around the world; including over 30 awards and commendations garnered by the 2008 product line.

          In 2008, products from the WowWee Robotics product line were a featured toy in McDonald’s Happy Meal boys brand in Europe, the Middle East and Latin America, following a successful program in most McDonald’s territories worldwide during 2007.

Research and Development; Product Development

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

          In the course of its product development, WowWee leverages its retail relationships to help gauge potential consumer demand. WowWee conducts “roadshow” meetings with its key retail customers to solicit immediate feedback on its new product concepts. Based upon this early feedback, WowWee determines the course of further development or, as necessary, modifies the products. In the early phases of product development, WowWee works with its third party manufacturers to engineer a manufacturing prototype to determine if the potential product can be manufactured on a commercially viable scale. Once further development work has been conducted, and a preliminary sample is available, WowWee moves to solicit further feedback from key retail customers, and begins to take preliminary orders for the product. If the initial orders from these key retail customers indicates that the product might achieve sufficiently profitable unit sales, WowWee continues its development work and initiates the product tooling process with one of its product manufacturers.

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

Government Regulation

          As a developer and supplier of consumer products, WowWee operates in a highly regulated environment in the United States and international markets. In the United States, WowWee’s products are subject to the provisions of the Consumer Product Safety Act (“CPSA”), the American Society for Testing and Materials (“ASTM”), Underwriters Laboratories (“UL”), the Federal Hazardous Substances Act (“FHSA”), the Flammable Fabrics Act (“FFA”) and the regulations promulgated thereunder, as well as the rules and regulations of the Federal Communications Commission (“FCC Rules”). The CPSA and the FHSA enable the Consumer Products Safety Commission (“CPSC”) to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of a banned hazardous substance. The FFA enables the CPSC to regulate and enforce flammability standards for fabrics used in consumer products. The FCC Rules require conformity with technical standards that limit radio frequency emissions in order to control potential interference to radio communications. Similar laws exist in various international markets. WowWee maintains a quality control program designed to ensure compliance with all applicable laws (see “Research and Development; Product Development” above). Regulations that apply to the sale of WowWee’s products also include guidelines for advertising directed toward children.

Competition

          WowWee competes with numerous domestic and foreign manufacturers, importers and marketers in each of its product categories. Globally, certain of WowWee’s competitors have greater financial resources, larger sales and marketing and product development departments, stronger brand name recognition, longer operating histories and benefit from greater economies of scale.

Intellectual Property

          All of WowWee’s products are produced and sold under trademarks owned by it or, in certain cases, licensed to it. WowWee typically registers its trademarks in certain jurisdictions where its products are sold. WowWee also files design patents in China and other jurisdictions for most of its products and has recently instituted a program under which utility patents will be filed where it is deemed appropriate as a means of protecting WowWee’s proprietary technology.

          WowWee maintains ownership of all of the tooling associated with its products.

Employees

          As of December 31, 2008, we employed 162 full-time employees. Its employees are not represented by any collective bargaining unit and it has never experienced a work stoppage. We believe that our employee relations are good.

OPTIMAL PAYMENTS

          Optimal Payments Corp. processes credit card payments for retail point-of-sale merchants. Optimal Payments generates revenues primarily from fees charged to merchants for processing services. Fees charged to merchants typically include a discount rate, based upon a percentage of the dollar amounts processed, and a variety of fixed transaction fees. Merchant fees charged are based primarily upon the merchant’s transaction volume. Other fees are derived from a variety of fixed transaction fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous items, such as handling chargebacks. Revenue is recognized primarily at the time the transaction is performed.

          Following the sales in 2008 and 2009 of assets of our payment processing segment, our involvement in this segment is limited to: (i) the processing by Optimal Payments Corp. of credit card payments for two portfolios of small and medium-sized retail point-of-sale merchants - Optimal Payments Corp. has subcontracted the customer service and sales agent management responsibilities related to these portfolios to an independent third party; and (ii) Optimal Payments Corp.’s receipt of a stream of residual payments under a card-present merchant portfolio – this portfolio is managed by United Bank Card, Inc.

Financial Information About Segments and Geographic Areas

          See note 19 of the notes to our consolidated financial statements.

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
Suite 800
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

If the current global economic conditions continue to deteriorate and the current financial crisis deepens, WowWee’s business and our financial results may continue to be adversely affected.

          The recent global economic deterioration and financial crisis adversely affected WowWee’s business and our financial results in 2008. WowWee designs, manufactures and markets a wide variety of consumer robotic, toy and entertainment products worldwide. WowWee’s sales of these products are affected by the level of discretionary consumer spending, which has deteriorated sharply in the United States and in many countries around the world in which WowWee’s products are sold. Consumers’ discretionary purchases of consumer robotic, toy and entertainment products may be negatively affected by job losses, foreclosures, bankruptcies, reduced access to credit, significantly falling home prices, lower consumer confidence and other macroeconomic factors that curtail consumer spending behavior. If WowWee’s retail customers encounter liquidity problems due to weak retail sales or their inability to raise sufficient capital due to credit constraints, WowWee may not be able to collect accounts receivable from the affected customers. Finally, many of the ultimate effects and consequences of the current global economic crisis are not yet known. Any one or all of these factors could potentially have a material adverse effect on WowWee’s liquidity and capital resources, including increasing our cost of capital or our ability to raise additional capital if needed, or otherwise negatively affect WowWee’s business and our financial results.

Liquidity problems or bankruptcy of WowWee’s key customers could have a material adverse effect on WowWee’s business, our financial condition and our results of operations.

          Many of WowWee’s key customers are mass-market retailers. In the past, the mass-market retail channel in the United States has experienced significant shifts in market share among competitors, causing some large retailers to experience liquidity problems. Certain of WowWee’s customers filed for bankruptcy in 2008 and the recent global economic crisis has adversely affected the financial condition of most retailers. WowWee’s sales to customers are typically made on credit without collateral. There is a risk that customers will not pay, or that payment might be delayed because of bankruptcy, contraction of credit availability to such customers or other factors beyond WowWee’s control, which could increase WowWee’s exposure to losses from bad debts. In addition, if these or other customers were to cease doing business as a result of bankruptcy or significantly reduce the number of stores operated, it could have a material adverse effect on WowWee’s business, our financial condition, and our results of operations.

The Nasdaq Stock Market has temporarily suspended the listing requirement that the closing bid price for a listed security not fall below $1.00 per share for 30 consecutive days. If the bid price for our common stock does not increase above $1.00 per share following the lifting of this temporary suspension, we may not be able to maintain our listing on the NASDAQ Global Market, which would subject the trading of our common share to the SEC’s penny stock rules and would decrease the liquidity of our common shares.

          Our common shares are currently listed on The NASDAQ Global Market (“Nasdaq”), which has quantitative maintenance criteria for the continued listing of our common shares that provide that a stock may be delisted if the closing bid price per share of such stock falls below $1.00 for 30 consecutive business days. Since December 4, 2008, the closing bid price per share of our common shares has been below $1.00. However, due to the current extraordinary market conditions, as of October 16, 2008, Nasdaq implemented a temporary suspension of its rules requiring a minimum $1.00 closing bid price and of the rules requiring a minimum market value of publicly held shares requirements. The suspension was extended on December 19, 2008. During the suspension, Nasdaq will not take any action to delist any security for these concerns. The suspension will remain in effect through Friday, April 17, 2009 and these rules are currently scheduled to be reinstated on Monday, April 20, 2009. If after the suspension is lifted, the closing bid price per share of our common Shares continues to be below $1.00 for a total of 30 consecutive business days, our common shares could be delisted. In accordance with Nasdaq Marketplace Rules, we would have a period of 180 calendar days to regain compliance after the receipt of a Nasdaq staff deficiency letter by maintaining a closing bid price of $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel. If we fail to maintain continued listing, our common shares may be traded over-the-counter on the OTC Bulletin Board or in the “pink sheets.” These alternative markets, however, are generally considered to be less efficient than, and not as broad as, Nasdaq. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq markets, which could have a material adverse effect on the liquidity of our common shares, and impair our ability to raise additional capital.

          In addition, our common shares may become subject to penny stock rules. The SEC generally defines “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. We are not currently subject to the penny stock rules because our common shares qualify for an exception to the SEC’s penny stock rules for companies that have an equity security that is quoted on The NASDAQ Stock Market. However, if our common shares were delisted, our common shares would become subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common shares. If our common shares were considered penny stock, the ability of broker-dealers to sell our common shares and the ability of our stockholders to sell their shares in the secondary market would be limited and, as a result, the market liquidity for our common shares would be adversely affected. We cannot assure you that trading in our common shares will not be subject to these or other regulations in the future.

Should our existing cash, cash equivalents and short-term investments prove to be inadequate to meet our funding requirements, additional sources of funds may not be available on acceptable terms or at all.

          Our working capital requirements and cash flows are subject to quarterly and yearly fluctuations, depending on such factors as levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms and supplier terms and conditions. Our primary sources of liquidity are our cash, cash equivalents and short term investments. Should our amount of cash, cash equivalents and short term investments at any time prove to be insufficient to meet our needs, due to the adverse effects, including adverse effects upon our cash flow, of any of the other risks, uncertainties, trends and other factors discussed elsewhere in this annual report, we may need to seek additional funds from external financing sources (which may include a variety of debt and/or equity financings), but these financings may not be available to us on acceptable terms or at all with the result that our liquidity would be materially adversely affected. Any such adverse effect upon our liquidity could have a corresponding material adverse effect on our business, results of operations, and financial condition.

The obligations of United Bank Card Inc. under the Purchase and Sale Option Agreement among Optimal Payments Corp., United Bank Card, Inc. and Jared Isaacman, dated as of February 2, 2009, are unsecured and there is a risk that we will not receive payment in full of the purchase price payable there under.

          On February 2, 2009, Optimal Payments Corp. entered into a Purchase and Sale Option Agreement with United Bank Card, Inc. and Jared Isaacman. Under the terms of the agreement, United Bank Card has the right to cause Optimal Payments Corp. to sell, and Optimal Payments Corp. has the right to require United Bank Card to purchase, Optimal Payments Corp.’s right to residual payments and other ancillary revenues from the processing of credit card-present transactions for a portfolio of merchant accounts. The purchase price to be paid by United Bank Card under the agreement is $11 million. The purchase price will be subject to adjustment monthly by: (i) subtracting revenues that have been retained by Optimal Payments Corp. after deducting payment to United Bank Card of fees relating to the servicing of the merchant accounts by United Bank Card and (ii) adding a notional rate of 12% per annum to the resulting amount. United Bank Card will be entitled to exercise its purchase right at any time up to December 31, 2014 and Optimal Payments Corp. will be entitled to exercise its sale right at any time on or following the earlier of: (i) February 2, 2011 and (ii) the sale of United Bank Card. United Bank Card’s obligations under the agreement are being guaranteed by Jared Isaacman, however, neither United Bank Card’s obligations nor Jared Isaacman’s guarantee are secured. If United Bank Card and Jared Isaacman were to default under their obligations, we might not be in a position to collect the purchase price (as reduced pursuant to the adjustments described above) and we might not find another buyer for the portfolio of residual payments and ancillary revenues.

Our business depends upon the services of key personnel.

          Our ability to successfully integrate acquisitions and to grow our business depends largely upon the services of our Chief Executive Officer and our Chief Financial Officer, the loss of any of whom could adversely affect our business and overall results of operations.

          WowWee’s future success depends largely on the continued contribution of its key executives, designers and technical personnel. The loss of services of any of these key personnel could harm WowWee. Recruiting skilled designers and technical personnel is highly competitive. If WowWee fails to retain any of these key personnel, and/or fails to hire, train and integrate replacement personnel, it might not be able to maintain and expand its business, and our results of operations could be adversely affected.

We may be unable to find suitable acquisition candidates and we may not be able to successfully integrate businesses we acquire into our operations.

          Our future growth strategy may include acquiring other businesses. For example, in November 2007 we acquired WowWee. However, we may not be able to identify and acquire suitable target businesses or, to the extent required, obtain financing for such acquisitions on satisfactory terms or at all. Integrating acquired businesses into our operations may involve unforeseen difficulties and may require a disproportionate amount of resources and management attention. Acquisitions involve a number of special risks, including:

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

          Customer satisfaction or performance problems at an acquired business could adversely affect the reputation of our entire business. Future acquisitions may be financed through the issuance of common shares, which may dilute the ownership of our shareholders, or through the incurrence of indebtedness. Acquisitions may also result in significant charges to earnings. Furthermore, competition for acquisition candidates could escalate, thereby increasing the costs of making acquisitions or making suitable acquisitions more difficult to find.

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

We are subject to exchange rate fluctuations between the U.S. dollar and the Canadian dollar and Euros.

          The majority of our revenues are generated in U.S. dollars and Euros. A significant portion of our expenses are incurred in both Canadian dollars and Euros. A fluctuation in the value of the U.S. dollar relative to the Canadian dollar or the Euro may result in variations in our revenues, expenses and earnings. We have not implemented a currency hedging program.

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

          Retail sales of WowWee’s products are susceptible to seasonal variations, with a majority of sales occurring between September and December. As a result, WowWee’s operating results depend, in large part, upon sales made during this period. If WowWee’s sales, operating earnings or cash flows from operating activities during the September to December period in any fiscal year are low, we may not be able to compensate sufficiently for the generally lower sales, operating earnings, or cash flows from operating activities during the first eight months of the fiscal year.

Tighter inventory management by retailers resulting in shorter lead times for production and possible shipping disruptions during peak demand times may adversely affect WowWee’s ability to deliver its products in time to meet retailer demands.

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

          A small number of major retail customers account for a large proportion of WowWee’s sales. WowWee’s customers make purchases by one-time purchase orders, as opposed to making long-term purchase commitments. These customers could reduce their overall purchases of WowWee’s products for any reason, including due to financial difficulties, or could reduce the shelf space allotted for such products. Any such change by a major customer of WowWee could significantly harm its business and our results of operations.

          Consolidation among WowWee’s major customers could compound the effect upon us of any financial difficulties suffered by such customers or any changes in the purchasing preferences or policies of such customers. Increased consolidation among its customers could negatively impact the ability of WowWee to negotiate higher sales prices for its products and could result in lower gross profit margins.

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

          WowWee may from time to time encounter shortages of materials, parts and components from its suppliers or a price increase in such materials, parts and components resulting from their shortage. Price increases for components such as resin used in plastics, rising fuel and transportation costs and raw material prices, may significantly increase WowWee’s operating costs, reduce WowWee’s gross profit margins and our results of operations. Due to market conditions, timing of pricing decisions, competition and other factors, there can be no assurance that WowWee will be able to offset any of such increased costs by adjusting the prices of its products because increases in the prices of WowWee’s products could result in lower sales.

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

          Products that have been or may be developed by WowWee may expose us to potential liability from personal injury or property damage claims by the users of such products. There can be no assurance that a claim will not be brought against us in the future. While we currently maintain product liability insurance coverage, we may not be able to maintain such coverage or such coverage may not be adequate to cover all potential claims. Moreover, even if we maintain sufficient insurance coverage, any successful claim could significantly harm WowWee’s reputation among consumers, which could result in decrease sales, harming our financial condition and our results of operations.

Failure by WowWee to protect its proprietary intellectual property and information could have a material adverse effect on WowWee, our financial condition and results of operations.

          The value of WowWee depends to a large degree on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights and trade secrets. WowWee’s business is subject to the risk of third parties counterfeiting its products or infringing on its intellectual property rights. Any failure by WowWee to protect its proprietary intellectual property and information or a successful challenge by a third party that WowWee has infringed its intellectual property rights, could have a material adverse effect on WowWee, our financial condition and our results of operations.

Optimal Payments is at risk of loss due to fraud, disputes and merchant insolvency.

          Optimal Payments faces risks of loss due to fraud and disputes between consumers and merchants, including the unauthorized use of credit card and bank account information and identity theft, merchant fraud, disputes over the quality of goods and services, breaches of system security, employee fraud and use of its system for illegal or improper purposes. When a consumer pays a merchant for goods or services using a credit card and the cardholder disputes the charge, the amount of the disputed item gets charged back to Optimal Payments and the relevant credit card association may levy fees against Optimal Payments. Chargebacks can arise from the unauthorized use of a cardholder’s card number or from a cardholder’s claim that a merchant failed to perform a transaction. In addition, if Optimal Payments’ chargeback or dispute rate becomes excessive, credit card associations may require it to pay fines and have done so in the past. There is a risk that Optimal Payments may be required to pay fines in the future and the amount of such fines may be material. While Optimal Payments attempts to recover from the merchant the amount charged back and the amount of any fines imposed upon it by credit card associations, Optimal Payments may not always be successful in doing so for various reasons, such as merchant insolvency.

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

          Despite its measures to detect and prevent identity theft, unauthorized use of credit cards, and similar misconduct, and to monitor and comply with laws and regulations restricting or prohibiting the processing of certain types of transactions for its merchant customers, Optimal Payments’ payments systems are susceptible to illegal or improper uses by third parties. These uses may include illegal online gaming, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Illegal or improper use of payments systems may lead to increased government regulation of Optimal Payments or other legal consequences which may have an adverse impact on its revenues and results of operations. In addition, laws or regulations that restrict or prohibit the business activities of Optimal Payments’ merchant customers may prevent Optimal Payments from providing, or may make it impracticable for it to continue to provide, its payments systems to such merchants and their customers, which would adversely affect its revenues and results of operations.

Optimal Payments must comply with credit card association rules and practices, which could impose additional costs and burdens on its payments business.

          Optimal Payments must comply with the operating rules of the various credit card associations with which it is registered. The associations could adopt operating rules with which it may be difficult or impossible for Optimal Payments to comply. In addition, cases of fraud or disputes between consumers and merchants can result in chargebacks. If Optimal Payments’ chargebacks or disputes become excessive, its processing suppliers could fine it or terminate its ability to accept credit cards for payments. The termination of Optimal Payments’ relationships with credit card associations, or acquiring banks, would limit its ability to provide transaction processing services.

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

          Potential competitors in Optimal Payments’ market include credit card association members, financial institutions, payment processors and other similar entities, many of which may have greater financial resources than Optimal Payment does, more firmly entrenched market positions or greater brand recognition.

          Optimal Payments may not be able to identify, develop, manufacture, market or support new services or offer new services that appeal to its customers as fast as its competitors. If Optimal Payments fails to anticipate or respond effectively to customer requirements or experiences significant delays in product developments or roll-outs, it may lose its market share and our revenues and results of operations could be adversely affected.

Optimal Payments relies upon non-exclusive arrangements with independent sales agents to acquire and retain its customers.

          Optimal Payments relies solely upon independent sales agents to acquire and retain its customers. Its arrangements with these independent sales agents are non-exclusive. As a result, Optimal Payments’ sales agents may enter into arrangements with Optimal Payments’ competitors that provide preferential treatment to those competitors or they may terminate their arrangements with Optimal Payments. If Optimal Payments fails to maintain strong relationships with its independent sales agents or fails to provide its independent sales agents with sufficient incentives to motivate their sales efforts, Optimal Payments’ customer base may not expand and could decrease.

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

The legal status of online gaming is uncertain in some of the jurisdictions in which Optimal Payments has provided settlement processing services for online gaming activities. Future enforcement proceedings may subject us to substantial penalties. Reports of enforcement proceedings that are unfavorable to Optimal Payments or to its customers or suppliers may adversely affect the trading price of our common shares.

          In many jurisdictions there are few, if any, laws or regulations that deal directly with payment processing for online gaming transactions. The legal status of online gaming itself is uncertain in many of the jurisdictions in which Optimal Payments has operated. While some jurisdictions have taken the position that online gaming is legal and have adopted or are in the process of reviewing legislation to regulate online gaming, other jurisdictions have taken the opposite view and enacted legislation to attempt to restrict or prohibit online gaming. For example, the United States Unlawful Internet Gambling Enforcement Act of 2006 prohibits any person engaged in the business of betting or wagering from knowingly accepting payments related to unlawful bets or wagers transmitted over the Internet, which resulted in our then majority owned subsidiary, FireOne Group plc, ceasing to process settlement transactions originating from United States customers that may be viewed as related to online gaming. We may be exposed to adverse consequences as a result of future enforcement proceedings, governmental investigations or lawsuits initiated against Optimal Payments in jurisdictions where online gaming is restricted or prohibited, including the United States in the aftermath of the Unlawful Internet Gambling Enforcement Act of 2006. Any adverse findings, rulings or judgments rendered against Optimal Payments could involve substantial penalties, fines, injunctions or other sanctions being invoked against it and could have a material adverse effect on our financial condition. Any future enforcement or legal proceedings threatened or commenced against Optimal Payments relating to online gaming, whether or not ultimately successful, could involve substantial litigation expense and the diversion of the attention of key executives. The outcome of any such litigation cannot be predicted. From time to time, reports about regulatory initiatives, or enforcement proceedings that are or would be unfavorable to us, or to Optimal Payments’ customers or suppliers, have had a swift and negative impact on the trading price of our common shares, and our common shares may again experience trading price volatility in the future due to such reports.

Optimal Payments’ status under certain financial services regulations is unclear.

          Optimal Payments operates in an industry subject to government regulation. Optimal Payments currently is subject to money laundering regulations and may in the past have been subject to money transmitter or electronic money regulations in various jurisdictions. If Optimal Payments is found to have been in violation of any such regulations, it could be exposed to financial liability, including substantial fines which could be imposed on a per transaction basis, and disgorgement of our profits.

We have a material amount of intangible assets which, if they become impaired, would result in a reduction in our net income.

          Current accounting standards require that goodwill and intangible assets be periodically evaluated for impairment. Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the identifiable net assets we acquire. We tested the goodwill of Optimal Payments for impairment at June 30, 2008 and we tested the remaining intangibles held in this segment for impairment at December 31, 2008. As a result of our analyses, we recorded a goodwill impairment loss of approximately $10.8 million in the second quarter of 2008 and an impairment charge of approximately $12.2 million in the fourth quarter of 2008. In addition, we tested the consumer, robotic, toy and entertainment segment for impairment at September 30, 2008 and at December 31, 2008, and at December 31, 2008 a goodwill impairment loss of approximately $41.4 million and an impairment loss of approximately $2.4 million on amortizable intangibles were recognized for this segment. We also recorded goodwill impairment losses of $18.3 million and $22.6 million in 2008 and 2007, respectively related to our discontinued operations. After recording these impairment losses, at December 31, 2008, approximately $56.7 million, or 34%, of our total assets represented intangible assets. Any further declines in our assessment of future cash flows from the WowWee segment could result in a further write-down of our intangible assets and a reduction in our net income.

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

Facilities

          Our corporate headquarters and the offices of our subsidiary, WowWee Canada Inc. are currently located in approximately 11,000 square feet of leased space at 3500 de Maisonneuve Blvd West, Suite 800, Montreal, Quebec under a lease that expires on April 30, 2013. We also have a commitment for approximately 12,000 square feet of leased space on the 16th floor at 3500 de Maisonneuve Blvd West, Montreal, Quebec; this space under a lease that expires on October 30, 2010, represents discontinued operations. Since February 1st, 2007, 5,835 square feet of this space has been sublet to a third party.

          WowWee Group Limited is located in approximately 20,000 square feet of leased space at Energy Plaza, 92 Granville Road, Tsimshatsui East Kowloon, Hong Kong under leases that expire at various dates between June 2008 and November 2010. WowWee USA, Inc. occupies approximately 1,600 square feet of leased space in La Jolla, California under a lease that expires on December 31, 2009 and 3,400 square feet of leased space in Carlsbad, California under a lease that expires on July 31, 2013. The Think Wow Toys division of WowWee USA, Inc., occupies approximately 2,500 square feet of leased space in New York, New York under a lease that expires on March 31, 2013; this lease is in the name of the former operator of the Think Wow Toys business, however, we bear the rent expense.

          Sablon Distribution is located in approximately 3,900 square feet of leased space at Avenue Reine Astrid 2, B-1440 Wauthier Braine, Belgium, under a lease that expires on September 4, 2013. The Sablon Distribution group of companies also has showrooms in Nuremberg, Germany, Lelystad, Netherlands and Sceaux, France.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

          On March 20, 2008, we entered into a settlement agreement with Fujitsu, which resolved all potential claims by Fujitsu and brought these arbitration proceedings to an end. The amount that we paid to settle Fujitsu’s claims is not considered to be material to the Company.

          We are also party to litigation arising in the normal course of operations. We do not expect the resolution of such matters to have a material adverse effect on our financial position or results of operations.

          Following announcements by the U.S. Attorney’s Office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, we announced on May 8, 2007 that we had initiated discussions with the U.S. Attorney’s Office in the Southern District of New York and are in the process of responding to a voluntary request for information issued by the U.S. Attorney’s Office. In connection with such ongoing investigation, we announced on May 11, 2007 that we had received a copy of warrants of seizure issued by the U.S. Attorney’s Office against funds of certain payment processors that were on deposit with two U.S. banks. These funds included $19.2 million that were on deposit to the credit of our affiliates. The total amount seized of $19.2 million is presented as long-term asset related to discontinued operations on the consolidated balance sheets. We are not receiving any interest income on this amount. No provision is recorded by us for this matter because the outcome of these discussions and the amount of loss, if any, are not currently determined.

          OGOP Payments Inc. (formerly Optimal Payments Inc.) received in the first half of 2008 a request for information from the U.S. Attorney’s Office in the Eastern District of New York pertaining to its former involvement in processing transactions for internet pharmacies. OGOP Payments Inc. has had discussions with that Office relating to those processing activities. No provision has been recorded by OGOP Payments Inc. for this matter because the outcome of these discussions and the amount of any loss, if any, are not determinable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

          Our common shares trade on the Nasdaq Global Market under the symbol “OPMR.” The following table sets forth the range of high and low sales prices for our common shares as reported by the Nasdaq Global Market.

	Nasdaq Global Market

	$ High	$ Low

2008
4th Quarter	1.93	0.43
3rd Quarter	2.74	1.66
2nd Quarter	3.42	2.09
1st Quarter	4.66	2.75

2007
4th Quarter	6.00	3.28
3rd Quarter	7.79	5.22
2nd Quarter	9.56	7.32
1st Quarter	9.94	7.45

Holders

          At February 27, 2009, there were 615 stockholders of record of our common shares.

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

Performance Graph

          The following graph compares the cumulative total shareholder return on our common shares with the Nasdaq Composite Index for the five years ended December 31, 2008. The graph sets the beginning value of our common shares and the Nasdaq Composite Index at $100 and assumes that all dividends are reinvested.

	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08

Optimal Group Inc. common shares	100.00	33.23	57.15	26.85	11.71	1.35
Nasdaq Composite Index	100.00	111.54	113.07	123.84	135.99	80.86

Purchases of Equity Securities

          The following table is a summary of our purchases of common shares for the period from November 21, 2008 to December 31, 2008.

Optimal Group Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

November 21, 2008 – November 30, 2008	60,000	0.9222	60,000	1,230,000
December 1, 2008 – December 31, 2008	26,867	0.8868	26,867	1,203,133

Total	86,867	0.9113	86,867	1,203,133

(1)

We made all purchases of our common shares under our stock purchase program publicly announced on November 14, 2008 under which we are authorized to purchase up to 1,290,000 shares, being approximately 5.0% of the 25,829,090 common shares outstanding as at November 13, 2008. We are authorized under our 2008 stock purchase program to purchase our common shares on the open market through the facilities of the Nasdaq Stock Market from time to time over the course of the 12-month period that commenced on November 21, 2008 and ends on November 20, 2009.

ITEM 6.	SELECTED FINANCIAL AND OTHER DATA

          The selected consolidated statements of operations data for the three years ended December 31, 2008 and the consolidated balance sheet data at December 31, 2008 and 2007 should be read in conjunction with the audited financial statements and related “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and other financial information presented elsewhere in this annual report on Form 10-K. The selected consolidated statement of operations for the years ended December 31, 2005 and 2004, which do not reflect the discontinued operations described in footnote 1 below, and the consolidated balance sheet data at December 31, 2006, 2005 and 2004 have been derived from financial statements not included herein. The selected consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the selected consolidated balance sheet data at December 31, 2005 and 2004 include the operations of our former hardware maintenance and repair services business and our former U-Scan self-check-out business as discontinued operations.

          Our consolidated financial statements are prepared on the basis of Canadian GAAP, which differs in certain respects from U.S. GAAP. For a description of the material differences between Canadian GAAP and U.S. GAAP as they relate to our consolidated financial statements, see note 25 of the notes to our consolidated financial statements.

	Year ended December 31,

	2008	2007	2006	2005	2004

	Audited			Unaudited

	(U.S. dollars, in thousands except per share data)
Consolidated Statement of Operations Data(1)(2):
Revenues	$152,546	$84,908	$81,786	$144,898	$51,491
Cost of sales and transaction processing, excluding amortization	109,131	61,520	57,991	67,495	23,866
Amortization of intangibles pertaining to cost of sales and transaction processing	18,494	12,690	10,280	7,833	1,791
Amortization of equipment pertaining to cost of sales	3,623	581	—	1,324	1,030
Selling, general and administrative, excluding amortization and stock-based compensation	49,792	20,308	22,802	35,689	13,526
Amortization of equipment pertaining to selling, general and administrative	709	235	161	—	—
Stock-based compensation pertaining to selling, general and administrative	3,339	276	—	20,191	4,394
Research and development	2,931	731	—	2,659	1,511
Operating leases	1,358	501	583	1,103	623
Restructuring costs	—	—	—	3,299	—
Impairment losses	66,910	—	—	—	—
Investment income	1,238	5,831	8,388	2,973	731
Gain on sale of interest in FireOne	—	—	—	30,411	—

(Loss) earnings from continuing operations before income taxes	(102,503)	(6,103)	(1,643)	38,689	5,481
Income tax recovery (provision)	3,500	618	—	(11,388)	(1,486)
Non-controlling interest	—	—	—	(4,181)	—

(Loss) earnings from continuing operations	(99,003)	(5,485)	(1,643)	23,120	3,995
Net (loss) earnings from discontinued operations, net of income taxes	(12,000)	(31,026)	14,422	(22,543)	(13,248)

Net (loss) earnings	$(111,003)	$(36,511)	$12,779	$577	$(9,253)

Weighted average number of shares (thousands):
Basic	25,860	24,179	23,629	22,869	20,290
Diluted	25,860	24,179	25,439	25,345	20,426

Net (loss) earnings per share:
Basic	$(4.29)	$(1.51)	$0.54	$0.03	$(0.46)

Diluted	$(4.29)	$(1.51)	$0.50	$0.02	$(0.46)

Balance Sheet Data:	December 31,

	2008	2007	2006	2005	2004

	Audited

	(U.S. dollars, in thousands)

Cash and cash equivalents, short-term investments and settlement assets	$39,145	$59,670	$182,604	$201,324	$165,525
Working capital (excluding cash and short-term investments held as reserves)	33,167	35,364	97,395	65,045	68,768
Total assets	169,018	290,281	340,537	385,466	295,246
Bank indebtedness	11,547	—	8,581	8,390	8,301
Long-term debt	2,005	—	—	—	—
Shareholders’ equity	93,491	201,705	219,382	203,290	176,681

U.S. GAAP Financial Data(1)(2):	Year ended December 31,

	2008	2007	2006	2005	2004

		Audited		Unaudited

	(U.S. dollars, in thousands except per share data)

Revenues	$152,546	$84,908	$81,786	$144,898	$51,491
Net (loss) earnings	(111,003)	(36,511)	12,779	577	(9,253)
Basic net (loss) earnings per share	(4.29)	(1.51)	0.54	0.03	(0.46)
Diluted net (loss) earnings per share	(4.29)	(1.51)	0.50	0.02	(0.46)

	December 31,

	2008	2007	2006	2005	2004

	Audited

	(U.S. dollars, in thousands)

Total assets	$169,018	$290,281	$340,537	$385,466	$295,246

(1)

The statement of operations data has been restated for the years ended December 31, 2006, 2007 and 2008 to reflect the sale of a portion of our payment processing business, (see note 5 (b) (i) of the notes to our consolidated financial statements), which has been classified as discontinued operations. As a result, the statement of operations data for the years ended December 31, 2004 and 2005 (which have not been restated) are not directly comparable to the restated data. In addition, the statement of operations data for the years ended December 31, 2004 and 2005 include the operations of our former hardware maintenance and repair services business and our former U-Scan self-check-out business as discontinued operations.

(2)

The statement of operations data includes the results of operations of WowWee and Sablon from November 7, 2007 and August 29, 2008, respectively, the dates of acquisition. See note 5 (a) of the notes to our consolidated financial statements.

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

          We prepare our consolidated financial statements in accordance with Canadian GAAP, with a reconciliation to U.S. GAAP, as disclosed in note 25 of the notes to our consolidated financial statements. For a description of the material differences between Canadian GAAP and U.S. GAAP as they relate to our consolidated financial statements, see note 25 of the notes to our consolidated financial statements.

Overview

          We operated businesses in two segments during 2008. Through WowWee (our business segment established by the acquisition in November 2007, and currently comprised of WowWee Group Limited, WowWee Canada Inc., WowWee USA, Inc. and WW Sablon Holdings), we design, develop, market and distribute technology-based, consumer robotic, toy and entertainment products. Through Optimal Payments Corp. we process credit card payments for retail point-of-sale merchants.

          On October 1, 2008, we sold substantially all of the assets of the payments processing segment that were used exclusively in the business of processing payments for “card-not-present” transactions for a cash consideration of $7.0 million, and on August 29, 2008, we sold substantially all of the assets of the payment processing segment that were used exclusively in the business of processing payments for Canadian “card-present” transactions, for cash consideration of $1.5 million with up to an additional $0.5 million receivable in the future, contingent on the achievement of certain earnings goals. The results of operations for these business segments are included in discontinued operations in the consolidated statements of operations, and the remaining assets and liabilities of these segments are classified as discontinued in the consolidated balance sheets. Subsequent to year end, we also entered into agreements for the sale of two portfolios of residual payments from merchant processing transactions for a total consideration of approximately $12.0 million. See note 27 of the notes to our consolidated financial statements. The remaining elements of the payment processing operations consist of two U.S. “card-present” merchant portfolios, both of which process credit card payments primarily for small and medium-sized retail point-of-sale merchants and are wholly reliant on independent sales representatives. We manage these operations through a management services agreement with a third party; we do not employ any people in connection with these two portfolios

          On August 29, 2008, we acquired Sablon Distribution S.A., a distributor of toy products in the Benelux countries, Austria and Germany, based in Wauthier-Braine, Belgium. The acquisition strengthens and broadens WowWee’s direct distribution model and positions WowWee closer to retailers and end users in Sablon Distribution’s markets. The former owners and senior management team of Sablon Distribution remain with the company and they continue to operate in the same capacities. The acquisition was completed at an all-cash price of approximately $5.3 million (EUR3.8 million) paid upon completion of the acquisition plus up to an additional $1.7 million (EUR1.2 million) payable in the first quarter of 2009 based upon the consolidated net equity of Sablon Distribution at the end of 2008, as well as an earnout based on the consolidated net revenues of Sablon Distribution in each of 2009 and 2010.

          We expect the unfavorable economic conditions experienced in 2008 to continue into 2009. We also expect WowWee’s revenues to be under pressure in 2009 as a result of a continued pull-back in consumers’ willingness to spend and retailers’ desire to reduce inventories, weakening foreign exchange in international markets, and the sale of fewer entertainment-related products in 2009. As a result, WowWee is managing its business based on reduced revenue assumptions and taking actions intended to improve gross margins and strengthen its balance sheet, including the following:

•	WowWee continues to focus on lower price point products

•	WowWee continues to renegotiate product costs with vendors

•	WowWee is reassessing its advertising spending and strategy with the expectation that 2009 advertising expense will be at the low end of its historical range

•	WowWee intends to prudently manage its receivable and inventory levels

•	WowWee is planning to tightly manage its capital expenditures.

          We intend to focus on gross margins and the preservation of cash in 2009. (See “Liquidity and Capital Resources – Current Economic Environment”).

Our Industry Segments

          We operated in two segments during 2008: WowWee (consumer, robotic, toy and entertainment products) and Optimal Payments (payment processing) (see note 19 of the notes to our consolidated financial statements).

WOWWEE

          Based in Hong Kong, with offices in Carlsbad, California, New York, New York, Wauthier-Braine, Belgium, and Montreal, Quebec, WowWee designs, develops, markets and distributes technology-based, consumer robotic, toy and entertainment products that can be sold at a variety of price points. For 2008, WowWee’s product offering encompassed five distinct lines: WowWee Robotics, WowWee Flytech, WowWee Alive, WowWee Technologies and Think Wow Toys. See “Item 1 – Business” for details of WowWee’s product lines.

          WowWee products are sold in a range of brick and mortar channels. Some of our retail customers in the U.S. also carry certain WowWee products on their Internet sales sites. Online sales of WowWee’s products are also made through Internet-based “e-tailers” such as Amazon.com and Buy.com.

          WowWee’s products are predominately produced in China by third party manufacturers with which WowWee has long-standing relationships. Consistent with industry practice, the use of third party manufacturers allows WowWee to avoid incurring fixed manufacturing costs, while improving flexibility, capacity and production technology. By outsourcing its manufacturing process, WowWee maintains a flexible business model that enables it to be responsive to changing technology. In addition, once a product has reached its commercialization phase, WowWee is able to minimize inventory risk by manufacturing products based upon actual customer orders, nonetheless, certain customer orders may be subject to cancellation. Upon final assembly, products can be shipped directly from the manufacturing locations to retailers and distributors, with title to the products passing to retailer customers in the country of origin. Although WowWee does not conduct the day-to-day manufacturing of its products, it is extensively involved in the design of the product prototype and production tools, dies and molds for its products and seeks to ensure quality control by actively reviewing the production process and testing the products produced by its manufacturers. WowWee employs quality control inspectors who rotate among its manufacturers’ factories to monitor the production of substantially all of its products. WowWee’s quality assurance personnel advise as to compliance with applicable regulations during each phase of product development, perform compliance testing and coordinate third party independent compliance testing on all WowWee products. Once pre-production testing has been completed and product production has been approved, WowWee’s quality assurance personnel monitor production at the manufacturer’s facility for compliance with WowWee’s quality requirements.

          Within the United States, Canada and Europe, WowWee sells its products directly to its retail customers through its direct sales channel and through independent sales representatives. For retailers across the rest of the world, WowWee utilizes a network of distributors located in various jurisdictions. In 2009, WowWee intends to distribute its products in Europe directly to retailers through Sablon. WowWee products are also available for sale through WowWee’s Internet-based store (http://www.wowweestore.com). In 2008, approximately 62% of its products were sold in North America, with the balance being sold internationally. WowWee does not have written agreements with its customers. Instead, sales are made based on purchase orders, primarily against letters of credit. The majority of orders are traditionally written during the first two quarters of the year, with shipments occurring throughout the year as new product becomes available. The majority of product shipments occur during the third and fourth quarters of the year. Revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) products are shipped to customers who assume risk of loss, (iii) collection of the respective receivable is probable and (iv) sales price is fixed or determinable. Accruals for customer discounts, rebates, incentives and allowances are recorded when the related revenues are recognized, as a reduction of revenues.

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

Significant Developments in this Segment in 2008

          On August 29, 2008, we acquired Sablon Distribution S.A., a distributor of products in the Benelux countries, Austria and Germany, based in Wauthier-Braine, Belgium. The acquisition strengthens and broadens WowWee’s direct distribution structure and positions WowWee closer to retailers and end users in Sablon Distribution’s markets. The former owners and senior management team of Sablon Distribution remain with the company and they continue to operate in the same capacities. The acquisition was completed at an all-cash price of approximately $5.3 million (EUR3.8 million) paid upon completion of the acquisition plus up to an additional $1.7 million (EUR1.2 million) payable in the first quarter of 2009 based upon the consolidated net equity of Sablon Distribution at the end of 2008, as well as an earnout based on the consolidated net revenues of Sablon Distribution in each of 2009 and 2010.

OPTIMAL PAYMENTS

          Optimal Payments Corp. processes credit card payments for retail point-of-sale merchants.

          Optimal Payments generates revenues primarily from fees charged to merchants for processing services. Fees charged to merchants typically include a discount rate, based upon a percentage of the dollar amounts processed, and a variety of fixed transaction fees. Merchant fees charged are based upon the merchant’s transaction volume. Other fees are derived from a variety of fixed transaction fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous items. Discount and other fees related to payment transactions are recognized at the time the merchant’s transactions are processed. Revenues derived from service fees are recognized at the time the service is performed.

Significant Developments in this Segment in 2008

          On October 1, 2008, we sold substantially all of the assets of the payments processing segment that were used exclusively in the business of processing payments for “card-not-present” transactions for a cash consideration of $7.0 million and on August 29, 2008, we sold substantially all of the assets of the payment processing segment that were used exclusively in the business of processing payments for Canadian “card-present” transactions for cash consideration of $1.5 million with up to an additional $0.5 million receivable in the future, contingent on the achievement of certain earnings goals. The results of operations for these business segments are included in discontinued operations in the consolidated statements of operations, and the remaining assets and liabilities of these segments are classified as discontinued in the consolidated balance sheets. Subsequent to year end, we also entered into agreements for the sale of two portfolios of residual payments from merchant processing transactions for a total consideration of approximately $12.0 million. See note 27 of the notes to our consolidated financial statements. The remaining elements of the payment processing operations consist of two U.S. “card-present” merchant portfolios, both of which process credit card payments primarily for small and medium-sized retail point-of-sale merchants and are wholly reliant on independent sales representatives we manage these operations through a management services agreement with a third party; we do not employ any people in connection with these two portfolios.

Seasonality

          Revenue derived from the payments processing business segment is currently not subject to seasonality.

          Revenue from the WowWee business segment (consumer robotic, toy and entertainment) is subject to seasonal variability. In 2008, the majority of our net sales were made in the third and fourth quarters. Generally, the first quarter is the period of lowest shipments and sales in our business and the toy industry generally and therefore the least profitable due to various fixed costs. Seasonality factors will cause our operating results to fluctuate significantly from quarter to quarter. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses), the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of our lower-priced products may be less subject to seasonal fluctuations than our higher priced toy products.

          These seasonal purchasing patterns and requisite production lead times causes risk in our business associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Retailers are also attempting to manage their inventories more tightly in recent years, requiring us to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may increase due to the need to pre-build products before orders are placed.

          In anticipation of retail sales in the traditional holiday season, the Company significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of its fiscal year. Seasonal shipping patterns result in significant peaks in the third and fourth quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements.

          We ship products in accordance with delivery schedules specified by our customers, who usually request delivery of their products within three to six weeks of the date of their orders for orders shipped FOB China or Hong Kong and within three days on orders shipped domestically. Because customer orders may be canceled at any time without penalty, our backlog may not accurately indicate sales for any future period.

Critical Accounting Policies and Estimates

          Our consolidated financial statements have been prepared in accordance with Canadian GAAP, which requires us to make numerous estimates and assumptions. Financial results as determined by actual events could differ from those estimates and assumptions, and therefore affect our reported results of operations and financial position. Our significant accounting policies are more fully described in notes 3 and 4 of the notes to our consolidated financial statements. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations. The preparation of financial statements also involves significant management judgment in making estimates about the effect of matters that are inherently uncertain. While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible, based on existing knowledge, that changes in future conditions in the near term could affect the reported amounts of assets and liabilities and disclosures in our consolidated financial statements. “Near term” is considered to be within one year from the date of the financial statements.

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

          Goodwill is not amortized but rather evaluated under an impairment approach. Factors we consider important which could trigger an impairment review include the following: a) significant underperformance relative to expected historical or projected future operating results; b) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and c) significant negative industry or economic trends.

          Due to the subjective nature of the impairment analysis, significant changes in the assumptions used to develop the estimate could materially affect the conclusion regarding the future cash flows necessary to support the valuation of long-lived assets, including goodwill. The valuation of goodwill involves a high degree of judgment and consists of a comparison of the fair value of a reporting unit with its book value. Based on the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the fair value is more than the book value of the reporting unit, an impairment loss is not indicated. If impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

          To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow). The factor most sensitive to change with respect to our discounted cash flow analyses is the estimated future cash flows of each reporting unit which is, in turn, sensitive to our estimates of future revenue growth and margins for these businesses. If actual revenue growth and/or margins are lower than our expectations, the impairment test results could differ. We applied what we believe to be the most appropriate and consistent valuation methodology for each of the reporting units. If we had established different reporting units or utilized different valuation methodologies, the impairment test results could differ.

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

          In 2008, we recorded impairment losses of $66.9 million on goodwill and other intangibles relating to continuing operations and an additional $18.3 million are recorded in the results from discontinued operations. See “Results of Operations”.

Allowance for Doubtful Accounts

          Our allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, customer disputes and the collectability of specific customer accounts. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have an adverse impact on our operating results. The size of the allowance for doubtful accounts is also affected by the timing of the realization of uncollectible accounts receivable balances as well as the offsetting allowance.

          Major customers’ accounts are monitored on an ongoing basis; more in depth reviews are performed based on changes in a customer’s financial condition and/or the level of credit being extended. When a significant event occurs, such as a bankruptcy filing by a specific customer, and on a quarterly basis, the allowance is reviewed for adequacy and the balance adjusted to reflect our current assessment of credit loss.

Revenue Recognition

          Our revenue recognition policy is to recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred (product shipment), the price is fixed or readily determinable, and collectability is probable. Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data. We routinely enter into arrangements with our customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized.

Reserve for Inventory Obsolescence

          We value our inventory at the lower of cost or net realizable value. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value.

          Failure to accurately predict and respond to consumer demand could result in our under producing popular items or overproducing less popular items. Furthermore, significant changes in demand for our products would impact management’s estimates in establishing our inventory provision.

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

          We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant. As of December 31, 2008, our income tax reserves are approximately $8.5 million.

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

Contingent liabilities

          Our former gaming payment processing services segment derived a substantial portion of its revenue prior to October 13, 2006 from processing transactions from U.S. based gaming. Therefore, we may be exposed to adverse consequences as a result of enforcement proceedings, governmental investigations or lawsuits initiated against us in jurisdictions where gaming is restricted or prohibited. Following announcements by the U.S. Attorney’s Office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, we announced on May 8, 2007 that we had initiated discussions with the U.S. Attorney’s Office in the Southern District of New York and were in the process of responding to a voluntary request for information issued by the U.S. Attorney’s Office. We have not recorded any provision for this matter because the outcome of these discussions and the amount of loss, if any, are not determinable. While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible that changes in future conditions in the near term could require a material change in the recognized amounts of certain assets and liabilities. “Near term” is considered to be within one year from the date of the financial statements.

          OGOP Payments Inc. has received a request for information from the U.S. Attorney’s Office in the Eastern District of New York pertaining to its former involvement in processing transactions for internet pharmacies. OGOP Payments Inc. has had discussions with that Office relating to those processing activities. No provision has been recorded by OGOP Payments Inc. for this matter because the outcome of these discussions and the amount of any loss, if any, are not determinable.

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

Inventories

          On January 1, 2008, we adopted Section 3031, Inventories, which replaces Section 3030 and harmonizes the Canadian standards related to inventories with the International Financial Reporting Standards (“IFRS”). This section provides changes to the measurement and more extensive guidance on the determination of cost, including allocation of overhead; narrows the permitted cost formulas; requires impairment testing; and expands the disclosure requirements to increase transparency. The adoption of this standard did not have a significant effect on our consolidated financial statements.

SFAS No. 157 - Fair Value Measurements

          On January 1, 2008 we adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The standard did not have a significant effect on our consolidated financial statements.

(b)	Future Accounting Pronouncements

          The following accounting pronouncements have recently been issued by the CICA and the FASB and may be relevant to our company. References to FASB and SFAS relate to U.S. GAAP and therefore may affect the note to our consolidated financial statements that discloses Canadian/U.S. GAAP differences.

Goodwill and intangible assets

          In February 2008, the CICA issued Section 3064, Goodwill and Intangible Assets, which will replace Section 3062, Goodwill and Other Intangible Assets and Section 3450, Research and Development Costs. The standard provides guidance on the recognition of intangible assets in accordance with the definition of an asset and the criteria for asset recognition, as well as clarifying the application of the concept of matching revenues and expenses, whether these assets are separately acquired or internally developed. This standard applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2008. We expect that the adoption of this standard will not have a significant effect on our financial results.

International Financial Reporting Standards

          In February 2008, Canada’s Accounting Standards Board (“AcSB”) confirmed that Canadian GAAP as used by publicly accountable enterprises will be fully converged with IFRS, as issued by the International Accounting Standards Board (“IASB”). The changeover date is for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. We are currently assessing the future impact of these new standards on the consolidated financial statements.

Business Combinations and Consolidations

          In January 2009, the CICA issued CICA Handbook Section 1582, Business Combinations, Section 1601, Consolidations, and Section 1602, Non-controlling Interests. These sections will replace the former CICA Handbook Section 1581, Business Combinations and Section 1600, Consolidated Financial Statements and establish a new section for accounting for a non-controlling interest in a subsidiary. CICA Handbook Section 1582 establishes standards for the accounting for a business combination, and states that all assets and liabilities of an acquired business will be recorded at fair value. Obligations for contingent considerations and contingencies will also be recorded at fair value at the acquisition date. The standard also states that acquisition-related costs will be expensed as incurred and that restructuring charges can only be recorded when the definition of a liability is met, which will generally result in these amounts being expensed in the periods after the acquisition date. It provides the Canadian equivalent to IFRS 3, Business Combinations (January 2008). The section applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after January 1, 2011 and early adoption is permitted.

CICA Handbook Section 1601 establishes standards for the preparation of consolidated financial statements.

          CICA Handbook Section 1602 establishes standards for accounting for a non-controlling interest in a subsidiary in the preparation of consolidated financial statements subsequent to a business combination. It is equivalent to the corresponding provisions of IFRS International Accounting Standards (“IAS”) 27, Consolidated and Separate Financial Statements (January 2008).

          CICA Handbook Section 1601 and Section 1602 apply to interim and annual consolidated financial statements relating to fiscal years beginning on or after January 1, 2011. Earlier adoption of these sections is permitted as of the beginning of a fiscal year. All three sections must be adopted concurrently. We are currently evaluating the effect of the adoption of these sections.

Credit Risk and Fair Value

          In January 2009, the CICA issued EIC-173, Credit Risk and the Fair Value of Financial Assets and Financial Liabilities, which clarifies that the credit risk of counterparties should be taken into account in determining the fair value of derivative financial instruments. The EIC-173 will be adopted on January 1, 2009. The adoption of this standard is not expected to have a significant effect in our financial results.

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

Financial Condition

                    As at December 31, 2008, cash and cash equivalents and short-term investments totaled $39.1 million, compared to $59.7 million as at December 31, 2007. The decrease in cash and cash equivalents and short-term investments is primarily due to business acquisitions ($6.6 million), as well as cash used in operations ($23.2 million) and the purchase of property and equipment and intangibles ($4.8 million), off-set by proceeds received from the sale of card-not-present and Canadian card-present payment processing assets ($8.5 million). We have various credit facilities through our subsidiaries located in Belgium and Hong Kong, of which $11.5 million were used at December 31, 2008. Of this amount, $5.7 million was assumed at the date of the Sablon acquisition. See note 11 of the notes to our consolidated financial statements. As at year end, our cash and cash equivalents and short-term investments, net of bank indebtedness were as follows:

(U.S. dollars, in thousands)	2008	2007

Cash and cash equivalents	$32,849	$47,193
Short-term investments	6,296	12,477

	39,145	59,670
Less:
Bank indebtedness	(11,547)	—

Net	$27,598	$59,670

          Our portfolio of liquid and investment grade short-term investments consists of U.S. denominated discounted and undiscounted notes and bonds.

          Working capital as at December 31, 2008 was $33.2 million, as compared to $35.4 million at December 31, 2007. This decrease is due primarily to cash used in the acquisition of Sablon Distribution, cash used in operations and the purchase of property and equipment and intangibles, off-set by proceeds received from the sale of card-not-present and Canadian card-present payment processing assets.

          Accounts receivable as at December 31, 2008 were $25.1 million, as compared to $17.2 million at December 31, 2007. The increase of $7.9 million resulted primarily from the acquisition of Sablon Distribution.

          Inventories as at December 31, 2008 were $19.4 million, as compared to $3.1 million at December 31, 2007. The increase of $16.3 million resulted from an increase of $4.3 million of raw materials due to a greater amount of product lines in 2008 and an increase of finished goods of $12.0 million due to the acquisition of Sablon Distribution.

          As a result of the impairment losses recorded during 2008, we have no goodwill as at December 31, 2008, compared to $47.9 million of goodwill as at December 31, 2007. See the explanation of impairment losses below.

          Intangible assets decreased by $28.4 million, from $85.1 million as at December 31, 2007 to $56.7 million as at December 31, 2008. This decrease is due primarily to amortization during the year of $18.5 million and impairment losses of $14.6 million, offset by acquisitions of $4.8 million.

          Shareholders’ equity as at December 31, 2008 was $93.5 million, as compared to $201.7 million as at December 31, 2007. The decrease is attributable primarily to our net loss, which includes the impairment of goodwill for the period.

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

          The unaudited financial statements are prepared on the basis of Canadian GAAP, which is different in some regards from U.S. GAAP. The following quarterly results are adjusted to present the revenues of the Canadian “card-present” and “card-not-present” payment processing businesses as discontinued operations, and include the results of operations of WowWee and Sablon from November 7, 2007 and August 29, 2008, respectively, the dates of acquisition.

	For the quarter ended

	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007

	(U.S. dollars, in thousands except per share data) (unaudited)
Revenues	$33,396	$66,445	$31,134	$21,571	$28,423	$18,968	$18,520	$18,997

Net (loss) earnings	$(56,270)	$1,707	$(48,394)	$(8,046)	$(31,603)	$(413)	$1,157	$(5,652)

Net (loss) earnings per share:
Basic	$(2.18)	$0.07	$(1.87)	$(0.32)	$(1.26)	$(0.02)	$0.05	$(0.24)
Diluted	$(2.18)	$0.07	$(1.87)	$(0.32)	$(1.26)	$(0.02)	$0.05	$(0.24)

          The net loss for the interim periods ended December 31, 2007, June 30, 2008 and December 31, 3008 include pre-tax impairment charges of $22.5 million, $29.0 million and $56.1 million, respectively, related to goodwill and amortizable intangibles.

Results of Operations

          On October 1, 2008, we sold substantially all of the assets of the payments processing segment that were used exclusively in the business of processing payments for “card-not-present” transactions for a cash consideration of $7.0 million, and on August 29, 2008 we sold substantially all of the assets of the payment processing segment that were used exclusively in the business of processing payments for Canadian “card-present” business for cash consideration of $1.5 million with up to an additional $0.5 million receivable in the future, contingent on the achievement of certain earnings goals.

          The results of operations for these businesses are included in discontinued operations in the consolidated statements of operations, and the remaining assets and liabilities of these businesses are classified as discontinued in the consolidated balance sheets.

          On August 29, 2008, we acquired Sablon Distribution S.A., a distributor of products in the Benelux countries, Austria and Germany, based in Wauthier-Braine, Belgium. The acquisition strengthens and broadens WowWee’s direct distribution structure and positions WowWee closer to retailers and end users in Sablon Distribution’s markets. The former owners and senior management team of Sablon Distribution remain with the company and they continue to operate in the same capacities. The acquisition was completed at an all-cash price of approximately $5.3 million (EUR3.8 million) paid upon completion of the acquisition plus up to an additional $1.7 million (EUR1.2 million) payable in the first quarter of 2009 based upon the consolidated net equity of Sablon Distribution at the end of 2008, as well as an earnout based on the consolidated net revenues of Sablon Distribution in each of 2009 and 2010.

2008 Compared with 2007 (excluding amounts classified as discontinued operations)

          Revenues increased by $67.6 million from $84.9 million during the year ended December 31, 2007 to $152.5 million during the year ended December 31, 2008. The increase is due primarily to the acquisition of WowWee in November 2007 and our acquisition of Sablon Distribution in August 2008. In 2008, revenues in the consumer robotic, toy and entertainment segment were $93.4 million, compared to $11.3 million in 2007. Revenues in 2008 comprised a full year of activity from the WowWee acquisition and four months of activity from the Sablon Distribution acquisition completed on August 29, 2008. In 2007, revenues in this segment were comprised of revenues from WowWee from November 2007, the date of acquisition. Revenues in payment processing decreased from $73.6 million to $59.2 million as a result of the sale of the “card-not-present” and Canadian “card-present” payment processing assets in 2008, as previously described. In January and February 2009, we sold two other payment processing portfolios in this segment and expect revenues and costs to decline significantly in 2009. We expect to focus our activities on the consumer robotic, toy and entertainment segment in the future

          Approximately 73% of revenues were derived from customers located in the United States in 2008 compared to 89% in 2007. We expect this percentage to decline in 2009 as a result of the Sablon acquisition, which will result in greater European sales, and the sale of the payment processing businesses.

          Cost of sales and transaction processing (excluding amortization) increased by $47.6 million, from $61.5 million during the year ended December 31, 2007 to $109.1 million during the year ended December 31, 2008 due primarily to the acquisition of WowWee in November 2007 and our acquisition of Sablon Distribution in August 2008.

          Amortization of intangibles pertaining to cost of sales and transaction processing costs increased by $5.8 million, from $12.7 million during the year ended December 31, 2007 to $18.5 million during the year ended December 31, 2008. The increase in amortization is due primarily to the intangible assets acquired in connection with our acquisition of WowWee in November 2007 and our acquisition of Sablon Distribution in August 2008.

          Selling, general and administrative expenses (excluding amortization and stock-based compensation) increased by $29.5 million, from $20.3 million during the year ended December 31, 2007 to $49.8 million during the year ended December 31, 2008. The increase in selling, general and administrative expenses is due primarily to our acquisition of WowWee in November 2007 and our acquisition of Sablon Distribution in August 2008.

          The stock-based compensation pertaining to selling, general and administrative expense is attributable to the accounting for the fair value of stock options granted. Stock-based compensation expense for the year ended December 31, 2008 increased by $3.0 million, from $0.3 million in the year ended December 31, 2007 to $3.3 million in the year ended December 31, 2008. The increase is primarily due to options issued in November 2007, and to a modification to the expiry date of options issued in 2004 from April 29, 2009 to April 29, 2014. Since these options were vested at the date of modification, the incremental value of the fair value of the modified options of $1.4 million was expensed in 2008.

          Research and development expense increased by $2.2 million during the year, from $0.7 million during the year ended December 31, 2007 to $2.9 million during the year ended December 31, 2008. Research and development expenses are comprised primarily of personnel-related expenditures associated with the development of new products in the WowWee business segment.

          Amortization of property and equipment pertaining to costs of sales increased by $3.0 million, from $0.6 million during the year ended December 31, 2007 to $3.6 million during the year ended December 31, 2008. The increase is due primarily to the addition of capital assets as a result of the WowWee and Sablon Distribution acquisitions.

          Impairment losses were recorded in both the consumer robotic, toy and entertainment and payment processing segments. In the consumer robotic, toy and entertainment segment, impairment losses were recorded due largely to a general deterioration of the economic environment. Sales, operating profits and cash flows in the consumer robotic, toy and entertainment products segment were lower than expected in 2008. We tested the consumer robotic, toy and entertainment segment for impairment at September 30, 2008 and December 31, 2008. We revised our forecast for the next five years to reflect lower growth expectations for this segment. At December 31, 2008, a goodwill impairment loss of $41.4 million and an impairment loss of $2.4 million on amortizable intangibles was recognized for this segment. The fair value of the segment was estimated using the expected present value of future cash flows. In addition, at June 30, 2008, we tested goodwill for impairment in the payment processing segment as we determined that there was a more likely than not expectation that a significant portion, or this entire segment, would be sold over the course of the following 12 months. As a result of this analysis, the goodwill in the segment was determined to be impaired since the estimated fair value to be realized as proceeds from transactions would be less than the carrying value of the segment including goodwill. As a result, we recorded a non-cash goodwill impairment loss of $10.8 million in the second quarter of 2008.We also tested the remaining intangibles held in the payment processing segment at December 31, 2008 for impairment as we determined that there was a more likely than not expectation that a significant portion of these intangibles would be sold over the course of the next twelve months. As a result of this analysis, we recorded a non-cash impairment charge of $12.2 million at December 31, 2008 based on the estimated fair value to be realized as proceeds from these transactions.

          The recovery for income taxes was $3.5 million for the year ended December 31, 2008 compared to $0.6 million for the year ended December 31, 2007. Significant components of our 2008 tax provision include the effect of the goodwill impairment loss in the amount of $7.5 million and of stock-based compensation in the amount of $1.0 million, which are not deductible for tax. Other significant components of our 2008 provision are the change in the valuation allowance of $12.6 million, which reflects an increase in the benefit of losses not recorded, and an increase of $5.8 million caused by differences in tax rates in the jurisdictions in which we operate. Significant components of our 2007 tax provision include the change in valuation allowance of $3.1 million.

          Our tax provision includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains/losses do not impact earnings before income taxes. In 2008, our tax provision includes a future tax charge of $0.5 million related to unrealized foreign exchange compared to a recovery of $2.2 million in 2007.

          With respect to future income tax assets, as at December 31, 2008 we have recorded a valuation allowance of approximately $44.8 million (2007 - $28.5 million) related to assets that we determined were not more likely than not to be realized. Our ability to ultimately realize these future income tax assets is dependent upon our future profitability within the allowable carry-forward period, thus creating sufficient taxable income to realize the benefit of these assets.

          Our net loss in 2008 was $111.0 million (or $(4.29) per share - basic and diluted), compared to net loss of $36.5 million ($1.51 per share – basic and diluted) in 2007.

          EBITDA was a loss of $10.7 million (or $(0.41) per diluted share) for 2008 compared to EBITDA of $1.8 million (or $0.08 per diluted share) for 2007.

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

          EBITDA, as we use it, is calculated as earnings before investment income, taxes and depreciation and amortization and excludes the impacts of impairment loss, stock-based compensation and discontinued operations. We believe it is useful to exclude these items as they are either non-cash expenses, items that cannot be influenced by management in the short term, or items that do not impact core operating performance. Excluding these items does not imply they are necessarily non-recurring.

Reconciliation of Non-GAAP Financial Information (expressed in thousands of U.S. dollars, except per share amounts)

	Twelve months ended December 31,
	2008	2007
	Unaudited	Unaudited

Net loss	$(111,003)	$(36,511)

Add (deduct):
Impairment losses	66,910	—
Amortization of intangibles pertaining to cost of sales and transaction processing	18,494	12,690
Amortization of equipment pertaining to cost of sales	3,623	581
Amortization of equipment pertaining to selling, general and administrative	709	235
Stock-based compensation pertaining to selling, general and administrative	3,339	276
Investment income	(1,238)	(5,831)
Income tax recovery	(3,500)	(618)
Loss from discontinued operations	12,000	31,026

EBITDA	$(10,666)	1,848

Diluted shares	25,860	24,179

EBITDA per diluted share	$(0.41)	$0.08

2007 Compared with 2006 (excluding amounts classified as discontinued operations)

          Revenues increased by $3.1 million, from $81.8 million during the year ended December 31, 2006 to $84.9 million during the year ended December 31, 2007. The increase in revenues was due primarily to approximately $11.0 million of revenue resulting from the acquisition of WowWee in November 2007, offset by a decrease in revenue in our payment processing business segment. The decrease in revenue in our payments processing segment was due primarily to the cessation, in October 2006, of payment processing for the U.S. gaming business as a result of the Unlawful Internet Gambling Enforcement Act of 2006, in the United States.

          Cost of sales and transaction processing increased by $3.5 million, from $58.0 million during the year ended December 31, 2006 to $61.5 million during the year ended December 31, 2007. The increase in transaction processing costs and cost of sales was due to our acquisition of WowWee in November 2007.

          Amortization of intangibles pertaining to transaction processing costs and cost of sales increased by $2.4 million, from $10.3 million during the year ended December 31, 2006 to $12.7 million during the year ended December 31, 2007. The increase in amortization is due primarily to the intangible assets acquired in connection with our acquisition of WowWee in November 2007.

          Selling, general and administrative expenses decreased by $2.5 million, from $22.8 million during the year ended December 31, 2006 to $20.3 million during the year ended December 31, 2007. The decrease in selling, general and administrative expenses is due primarily to the reduction of our payments processing business segment. Approximately $3.0 million of these expenses are attributed to WowWee.

          The stock-based compensation pertaining to selling, general and administrative expense is attributable to the accounting for the fair value of stock options and restricted share units granted. Stock-based compensation expense of $0.3 million was incurred for the year ended December 31, 2007.

          Research and development expenses of $0.7 million were incurred during the year ended December 31, 2007. Research and development expenses are comprised primarily of personnel-related expenditures associated with the development of products in the WowWee business segment.

          Operating lease expenses remained constant at approximately $0.5 million during the years ended December 31, 2007 and 2006.

          Amortization of equipment pertaining to cost of sales of $0.6 million were incurred during the year ended December 31, 2007, principally due to the addition of capital assets as a result of the WowWee acquisition.

          Amortization of equipment pertaining to selling, general and administrative remained constant at approximately $0.2 million during the years ended December 31, 2007 and 2006, principally due to the addition of capital assets as a result of the WowWee acquisition.

          The recovery for income taxes was $0.6 million for the year ended December 31, 2007 compared to nil for the year ended December 31, 2006. Significant components of our 2007 provision are the change in the valuation allowance of $3.1 million, which reflects an increase in the benefit of losses not recorded. Significant components of our 2006 tax provision included permanent differences and other differences of $0.5 million.

          Our tax provision includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains/losses do not impact earnings before income taxes. In 2007, our tax provision includes a future tax recovery of $2.2 million related to unrealized foreign exchange compared to a recovery of $0.1 million in 2006.

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

          Our net loss in 2007 was $36.5 million (or $(1.51) per share - basic and diluted), compared to net earnings of $12.8 million ($0.54 per share – basic and $0.50 per share – diluted) in 2006.

          EBITDA was $1.8 million (or $0.08 per diluted share) for 2007 compared to EBITDA of $0.4 million (or $0.02 per diluted share) for 2006.

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

          EBITDA, as we use it, is calculated as earnings before investment income, taxes and depreciation and amortization and excludes the impacts of impairment loss, stock-based compensation and discontinued operations. We believe it is useful to exclude these items as they are either non-cash expenses, items that cannot be influenced by management in the short term, or items that do not impact core operating performance. Excluding these items does not imply they are necessarily non-recurring.

Reconciliation of Non-GAAP Financial Information (expressed in thousands of U.S. dollars, except per share amounts)

	Twelve months ended December 31,
	2007	2006
	Unaudited	Unaudited

Net (loss) earnings	$(36,511)	$12,779

Add (deduct):
Amortization of intangibles pertaining to cost of sales and transaction processing	12,690	10,280
Amortization of equipment pertaining to cost of sales	581	—
Amortization of equipment pertaining to selling, general and administrative	235	161
Stock-based compensation pertaining to selling, general and administrative	276	—
Investment income	(5,831)	(8,388)
Income tax provision	(618)	—
Loss (gain) from discontinued operations	31,026	(14,422)

EBITDA	$1,848	410

Diluted shares	24,179	25,439

EBITDA per diluted share	$0.08	$0.02

Liquidity and Capital Resources

          As at December 31, 2008, cash and cash equivalents and short-term investments totaled $39.1 million, compared to $59.7 million as at December 31, 2007. The decrease in cash and cash equivalents and short-term investments is primarily due to business acquisition ($6.6 million), cash used in operations ($23.2 million) and the purchase of property and equipment and intangibles ($4.8 million), off-set by proceeds received from the sale of card-not-present and Canadian card-present assets ($8.5 million) in the payment processing business segment. We have various credit facilities through our subsidiaries located in Belgium and Hong Kong, of which $11.5 million were used at December 31, 2008. Of this amount, $5.7 million was assumed at the date of the Sablon Distribution acquisition. See note 11 of the notes to our consolidated financial statements. We intend to finance our 2009 operations from available cash resources and existing credit lines. We expect to use less cash from operations in 2009 compared to 2008 by managing costs in line with reduced revenue expectations and reducing our investments in working capital. As at December 31, 2008, our cash and cash equivalents and short-term investments, net of bank indebtedness, totaled $27.6 million.

          Operating activities used $23.2 million of cash and cash equivalents in 2008, as compared to using $37.3 million in 2007. This decrease in use is due mainly to a decrease in use of cash from discontinued operating assets and liabilities. Cash used in operating activities from continuing operations was $24.6 million in 2008 compared to cash generated of $4.3 million in 2007. The decrease in 2008 is primarily due to the increased loss from operations, as well as additional investments in working capital (accounts receivable and inventories) in 2008 compared to 2007.

          Financing activities generated $5.5 million of cash in 2008, compared to using $8.6 million in 2007. In 2008, we utilized additional financing from available credit facilities in Belgium and Hong Kong of $6.2 million. In 2007, we repaid the bank indebtedness of $8.6 million.

          Investing activities from continuing operations generated $4.6 million of cash in 2008, compared with $7.5 million in 2007. The decrease of approximately $2.9 million can be explained primarily by the following:

          Increases:

•	In 2008, proceeds from dispositions of property and equipment and businesses increased by $10.3 million;

•	In 2008, $39.5 million less cash was used for acquisitions; and

•	In 2008, transaction costs related to business acquisitions and disposals decreased by $0.6 million.

Decreases:

•	In 2008, $53.0 million less cash was generated on the maturity of short-term investments; and

•	In 2008, purchases of property, equipment and intangibles increased by $0.3 million.

Current Economic Environment

          The downturn in the global economy had a significant effect on the toy industry and our company. Consumer confidence reached an all-time low in December of 2008, driving retail sales weakness in the fourth quarter as consumers, fearful of the economy’s direction, cut back their discretionary spending. Toy retailers and manufacturers were impacted by the economic downturn, with estimates a significant number of Chinese toy manufacturers closing their operations and significant toy sellers in the U.S., U.K., Mexico, and other major markets closing their operations or entering bankruptcy. As a result of lower than expected sales, margins and cash flows in the consumer robotic, toy and entertainment segment, we recorded goodwill impairment losses of $41.4 million in 2008.

          We expect the unfavourable economic conditions experienced in 2008 to continue into 2009. We also expect revenues to be under pressure in 2009 as a result of a continued pull-back in consumers’ willingness to spend and retailers’ desire to reduce inventories, weakening foreign exchange in international markets, and the sale of fewer entertainment-related products in 2009. As a result, we are managing our business based on reduced revenue assumptions and taking actions intended to improve margins and strengthen our balance sheet.

          Risk management strategies are likely to evolve in response to future conditions and circumstances, including the effects and consequences resulting from the current economic downturn. These future strategies may not fully insulate us in the near term from adverse effects, the more significant of which relate to liquidity and capital resources as well as exposure to credit losses.

          We expect to focus on margins and conserve cash in 2009. As a result, we are planning to tightly manage our inventories, capital expenditures and other spending activity in 2009. We expect that some of our customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials.

          Our focus for 2009 is on strengthening our balance sheet and managing costs in line with anticipated reduced revenues with the goal of improving the profitability and cash flows generated by our business.

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

          The timing of our contractual commitments during the next five years and thereafter, related to our operating leases, is as follows (in thousands of U.S. dollars):

Contractual Obligations	Total	2009	2010 to 2011	2012 to 2013	Thereafter

Operating Leases	$3,923	$1,551	$1,605	$767	$ —
Long-Term Debt	$3,015	$1,010	$1,744	$261	$ —

          We have granted two letters of guarantee, issued by highly rated financial institutions to indemnify third parties in the event that we do not perform their contractual obligations. As at December 31, 2008, the maximum potential liability under these letters of guarantee was $1.3 million. We have not included long-term liabilities related to discontinued operations of $10.8 million in the above table because these will only be settled upon resolution of the investigation by the U.S. Attorney’s Office (see note 16 (e) of the notes to our consolidated financial statements).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The table below provides information about our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates.

Interest rate and foreign currency exchange rate sensitivity table

	December 31, 2008

	Carrying Value	Fair Value(1)

	(thousands of U.S. dollars)

Notes denominated in U.S. dollars, with a weighted average effective yield of 1.7%, maturing on March 9, 2009.	$6,296	$6,296

TOTAL:	$6,296	$6,296

(1)  Fair value has been determined based upon quoted market values as at December 31, 2008.

          Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates.

          Short-term investments consist of short-term notes invested at fixed interest rates. The risk that we will realize a loss as a result of a decline in the fair value of these investments is limited because although available for sale, these investments are short-term and are generally held to maturity.

          We are exposed primarily to interest rate fluctuations as a result of cash and bank indebtedness which bears interest at variable interest rates. A 0.5% increase in the interest rate would have decreased the net loss and comprehensive loss by $0.2 million in the twelve-month period ended December 31, 2008. An equal but opposite effect would result assuming a 0.5% decrease in interest rates.

          A significant portion of our cash flows and financial assets and liabilities are denominated in U.S. dollars, which is our functional and reporting currency. Foreign currency risk is limited to the portion of our business transactions denominated in currencies other than U.S. dollars, primarily for head office expenses in Canada and European operations. Our foreign currency transactions fluctuate in the respective exchange rates relative to the U.S. dollar which will create volatility in our cash flows and the reported amounts for revenues and selling, general and administrative expenses in its consolidated statement of operations on a period-to-period basis. Additional earnings variability arises from the translation of monetary assets and liabilities denominated in currencies other than the U.S. dollar at the rates of exchange at each balance sheet date, the impact of which is reported as a foreign exchange gain and loss which is included as part of selling, general and administrative expenses in the statement of operations and comprehensive loss.

          Our objective in managing our foreign currency risk is to minimize our net exposures to foreign currency cash flows, by transacting with third parties in U.S. dollars to the maximum extent possible and practical and holding cash and cash equivalents in U.S. dollars. We monitor and forecast the values of net foreign currency cash flow and balance sheet exposures and with the aid of external consultants manage our cash flow to hold on hand sufficient levels of foreign currencies to meet our obligations. From time to time, we engage in the use of derivative financial instruments to manage our currency exposure.

          Note 22 (b) of the notes to our consolidated financial statements presents an indication of our significant foreign currency exposures. Based on these exposures, a 5% weakening of the U.S. dollar relative to the Canadian dollar and Euro would have increased the net loss and comprehensive loss in 2008 by $0.8 million. As assumed 5% strengthening of the U.S. dollar would have an equal but opposite effect on our net loss.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of

OPTIMAL GROUP INC.

Three years ended December 31, 2008 (expressed in U.S. dollars)

KPMG LLP	Telephone	(514) 840-2100
Chartered Accountants	Fax	(514) 840-2187
600 de Maisonneuve Blvd. West	Internet	www.kpmg.ca
Suite 1500
Tour KPMG
Montréal, Quebec H3A 03A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Optimal Group Inc.:

We have audited the accompanying consolidated balance sheets of Optimal Group Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optimal Group Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain significant respects from U.S. generally accepted accounting principles. Information relating to the nature and effect of such differences is presented in note 25 to the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

(signed) KPMG LLP*

Chartered Accountants

Montréal, Canada

March 13, 2009

*CA Auditor permit no 14114

KPMG LLP is a Canadian limited liability partnership and a member firm of the KPMG network of independent member firms affiliated with KPMG International, a Swiss cooperative. KPMG Canada provides services to KPMG LLP.

KPMG LLP	Telephone	(514) 840-2100
Chartered Accountants	Fax	(514) 840-2187
600 de Maisonneuve Blvd. West	Internet	www.kpmg.ca
Suite 1500
Tour KPMG
Montréal, Quebec H3A 03A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Optimal Group Inc.:

We have audited Optimal Group Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s Form 10-K for the year ended December 31, 2008. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit based on the assessed risk.

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

*CA Auditor permit no 14114

KPMG LLP is a Canadian limited liability partnership and a member firm of the KPMG network of independent member firms affiliated with KPMG International, a Swiss cooperative. KPMG Canada provides services to KPMG LLP.

The Company acquired substantially all of the assets and liabilities of two companies in the third quarter of 2008 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 internal control over financial reporting associated with total assets of $20,957,000 (of which $1,582,000 represents intangibles included within the scope of the assessment) and total revenues of $12,882,000 included in the consolidated financial statements of the Company as at and for the year ended December 31, 2008. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of these two acquisitions.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Optimal Group Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP*

Chartered Accountants

Montréal, Canada

March 13, 2009

OPTIMAL GROUP INC.
Consolidated Financial Statements

Three years ended December 31, 2008
(expressed in U.S. dollars)

OPTIMAL GROUP INC.
Consolidated Balance Sheets

December 31, 2008 and 2007
(expressed in thousands of U.S. dollars)

	2008	2007

Assets

Current assets:
Cash and cash equivalents	$32,849	$47,193
Short-term investments (note 6)	6,296	12,477
Accounts and other receivables (note 7)	25,050	17,175
Inventories (note 8)	19,439	3,088
Income taxes receivable	302	2,970
Prepaid expenses and other assets	2,040	2,531
Future income taxes (note 18)	—	714
Current assets related to discontinued operations	2,877	15,273

	88,853	101,421

Property and equipment (note 9)	4,299	3,789
Intangible assets (note 10)	56,683	85,064
Goodwill (note 10)	—	47,931
Future income taxes (note 18)	—	6,200
Long-term assets related to discontinued operations (note 5 (b))	19,183	45,876

	$169,018	$290,281

Liabilities and Shareholders’ Equity

Current liabilities:
Bank indebtedness (note 11)	$11,547	$—
Accounts payable and accrued liabilities (note 12)	38,947	33,908
Income taxes payable	1,370	4,484
Future income taxes (note 18)	838	1,270
Current liabilities related to discontinued operations	2,984	26,395

	55,686	66,057

Future income taxes (note 18)	6,965	11,648
Long-term debt (note 13)	2,005	—
Long-term liabilities related to discontinued operations (note 5 (b))	10,871	10,871

Shareholders’ equity:
Share capital (note 14)	210,032	211,998
Warrants	2,696	2,696
Additional paid-in capital	34,316	29,561
Deficit	(152,069)	(41,066)
Accumulated other comprehensive loss	(1,484)	(1,484)

	93,491	201,705

Commitments, contingencies and guarantees (note 16)
Subsequent events (note 27)

	$169,018	$290,281

See accompanying notes to consolidated financial statements.

Approved by the Board of Directors

/s/ HOLDEN L. OSTRIN	Director	/s/ NEIL S. WECHSLER	Director

OPTIMAL GROUP INC.
Consolidated Statements of Operations and Comprehensive (Loss) Income

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

	2008	2007	2006

Revenues	$152,546	$84,908	$81,786

Expenses:
Cost of sales and transaction processing, excluding amortization	109,131	61,520	57,991
Amortization of intangibles pertaining to cost of sales and transaction processing	18,494	12,690	10,280
Amortization of equipment pertaining to cost of sales	3,623	581	—
Selling, general and administrative, excluding amortization and stock-based compensation	49,792	20,308	22,802
Amortization of equipment pertaining to selling, general and administrative	709	235	161
Stock-based compensation pertaining to selling, general and administrative (note 17)	3,339	276	—
Research and development	2,931	731	—
Operating leases	1,358	501	583
Impairment losses (note 10)	66,910	—	—

	256,287	96,842	91,817

Loss from continuing operations before undernoted items	(103,741)	(11,934)	(10,031)

Investment income	1,238	5,831	8,388

Loss from continuing operations before income taxes	(102,503)	(6,103)	(1,643)

Income tax recovery (note 18)	3,500	618	—

Net loss from continuing operations	(99,003)	(5,485)	(1,643)

Net (loss) earnings from discontinued operations, net of income taxes (note 5 (b))	(12,000)	(31,026)	14,422

Net (loss) earnings and comprehensive (loss) income	$(111,003)	$(36,511)	$12,779

Weighted average number of shares:
Basic	25,860,128	24,179,134	23,628,604
Plus impact of stock options and warrants	—	—	1,810,527

Diluted	25,860,128	24,179,134	25,439,131

(Loss) earnings per share:
Continuing operations:
Basic	$(3.83)	$(0.23)	$(0.07)
Diluted	(3.83)	(0.23)	(0.07)
Discontinued operations:
Basic	(0.46)	(1.28)	0.61
Diluted	(0.46)	(1.28)	0.57
Net:
Basic	(4.29)	(1.51)	0.54
Diluted	(4.29)	(1.51)	0.50

See accompanying notes to consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Shareholders’ Equity

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share amounts)

			Warrants	Addi- tional paid-in capital	Deficit	Accu- mulated other compre- hensive loss	Total

	Class “A” shares

	Number	Dollars

Balance, December 31, 2005	23,277,126	$195,149	$—	$25,884	$(16,259)	$(1,484)	$203,290

Exercise of stock options and warrants:
Cash proceeds	713,073	5,172	—	—	—	—	5,172
Ascribed value	—	3,120	—	(3,120)	—	—	—
Ascribed value credited to non-controlling interest from exercise of restricted share units	—	—	—	(2,296)	—	—	(2,296)

Cancellation of shares pursuant to stock buyback program (note 14)	(141,109)	(1,189)	—	—	(1,075)	—	(2,264)

Stock-based compensation (note 17)	—	—	—	1,707	—	—	1,707

Stock dividend of restricted share units issued by OPIL to non-controlling interest	—	—	—	994	—	—	994

Net earnings	—	—	—	—	12,779	—	12,779

Balance, December 31, 2006	23,849,090	202,252	—	23,169	(4,555)	(1,484)	219,382

Shares issued on acquisition of WowWee (note 5 (a))	2,169,197	10,000	—	—	—	—	10,000

Warrants issued on acquisition of WowWee (note 5 (a))	—	—	2,696	—	—	—	2,696

Exercise of stock options:
Cash proceeds	18,261	87	—	—	—	—	87
Ascribed value	—	95	—	(95)	—	—	—

Cancellation of shares pursuant to stock buyback program (note 14)	(53,400)	(436)	—	230	—	—	(206)

Stock-based compensation (note 17)	—	—	—	6,257	—	—	6,257

Net loss	—	—	—	—	(36,511)	—	(36,511)

Balance, December 31, 2007	25,983,148	211,998	2,696	29,561	(41,066)	(1,484)	201,705

Cancellation of shares pursuant to stock buyback program (note 14)	(240,925)	(1,966)	—	1,416	—	—	(550)

Stock-based compensation (note 17)	—	—	—	3,339	—	—	3,339

Net loss	—	—	—	—	(111,003)	—	(111,003)

Balance, December 31, 2008	25,742,223	$210,032	$2,696	$34,316	$(152,069)	$(1,484)	$93,491

See accompanying notes to consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Cash Flows

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars)

	2008	2007	2006

Cash flows (used in) from operating activities:
Net (loss) earnings	$(111,003)	$(36,511)	$12,779
Add (deduct): loss (earnings) from discontinued operations	12,000	31,026	(14,422)

Net loss from continuing operations	(99,003)	(5,485)	(1,643)

Adjustments for items not affecting cash:
Amortization	22,826	13,506	10,441
Future income taxes	(3,526)	(148)	—
Stock-based compensation	3,339	276	—
Foreign exchange	415	(333)	(390)
Impairment losses	66,910	—	—
Net change in operating assets and liabilities (note 24 (a))	(15,521)	(3,489)	(1,633)

	(24,560)	4,327	6,775
Operating cash flows (used in) from discontinued operations	1,351	(41,616)	(6,572)

	(23,209)	(37,289)	203
Cash flows (used in) from financing activities:
Increase (decrease) in bank indebtedness	6,156	(8,581)	159
Repayment of long-term debt	(79)	—	—
Repurchase of Class “A” shares	(550)	(206)	(2,264)
Proceeds from issuance of Class “A” shares	—	87	5,172

	5,527	(8,700)	3,067
Financing cash flows from (used in) discontinued operations	—	58	(4,772)

	5,527	(8,642)	(1,705)
Cash flows (used in) from investing activities:
Acquisition of WowWee, net of cash of $483 (note 5 (a))	—	(46,087)	—
Other business acquisitions	(6,557)	—	—
Purchase of property, equipment and intangible assets	(4,780)	(4,441)	(2,198)
Net proceeds from maturity of short-term investments	6,181	59,144	10,740
Proceeds from sale of property and equipment	1,834	—	—
Proceeds from disposition of payment processing businesses (note 5 (b))	8,500	—	—
Transaction costs related to business acquisitions and disposals	(583)	(1,155)	—

	4,595	7,461	8,542
Investing cash flows used in discontinued operations	(361)	(18,609)	(1,777)

	4,234	(11,148)	6,765

Effect of exchange rate changes on cash and cash equivalents during the year	(896)	350	423

Net (decrease) increase in cash and cash equivalents	(14,344)	(56,729)	5,686

Cash and cash equivalents, beginning of year	47,193	103,922	98,236

Cash and cash equivalents, end of year	$32,849	$47,193	$103,922

Supplemental disclosure of cash flow information (note 24).

See accompanying notes to consolidated financial statements.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

1.	Nature of operations:

Optimal Group Inc. (the “Company”) is incorporated under the Canada Business Corporations Act. The Company’s principal activities are to design, develop, market and distribute innovative high-tech consumer robotic, toy and entertainment products and to provide payment processing services.

2.	Basis of presentation:

The results of the sale of the “card-not-present” payment processing business and the “Canadian card-present” payment processing business sold in 2008 and the hardware maintenance and repair services business segment up to its date of sale in September 2006 are presented separately under discontinued operations in the consolidated statements of operations and comprehensive (loss) income for the current and prior periods. The balance sheet also presents the assets and liabilities related to the discontinued operations separately for current and prior years.

3.	Changes in accounting policies:

(a) New accounting policies:

Effective January 1, 2008, the Company adopted the Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 1535, Capital Disclosures, CICA Handbook Section 3862, Financial Instruments - Disclosure, and CICA Handbook Section 3863, Financial Instruments - Presentation. The sections relate to disclosure and presentation only and did not have an impact on the Company’s financial results (refer to notes 21, 22 and 23).

Effective January 1, 2008, the Company also adopted CICA Handbook Section 3031, Inventories, which replaces Section 3030 and harmonizes the Canadian standards related to inventories with International Financial Reporting Standards (“IFRS”). This section provides changes to the measurement and more extensive guidance on the determination of cost, including allocation of overhead; narrows the permitted cost formulas; and expands the disclosure requirements to increase transparency. The adoption of this standard did not have a significant effect on the consolidated financial statements.

Effective January 1, 2007, the Company adopted CICA Handbook Section 1535, Comprehensive Income, CICA Handbook Section 3251, Equity, CICA Handbook Section 3855, Financial Instruments - Recognition and Measurement, and CICA Handbook Section 3865, Hedges. The adoption of these standards did not have a significant effect on the consolidated financial statements.

(b) Future accounting pronouncements:

The CICA issued Section 3064, Goodwill and Intangible Assets, which will replace Section 3062, Goodwill and Other Intangible Assets, and Section 3450, Research and Development Costs. The standard provides guidance on the recognition of intangible assets in accordance with the definition of an asset and the criteria for asset recognition, as well as clarifying the application of the concept of matching revenues and expenses, whether these assets are separately acquired or internally developed. This standard applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2008, and will be adopted by the Company effective January 1, 2009. The adoption of this standard is not expected to have a significant effect on the Company’s financial results.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Changes in accounting policies (continued):

	(b)	Future accounting pronouncements (continued):

In February 2008, Canada’s Accounting Standards Board (“AcSB”) confirmed that Canadian generally accepted accounting principles as used by publicly accountable enterprises will be fully converged with International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board (“IASB”). The changeover date is for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. The Company is currently assessing the future impact of these new standards on the consolidated financial statements.

In January 2009, the CICA issued CICA Handbook Section 1582, Business Combinations, Section 1601, Consolidations, and Section 1602, Non-controlling Interests. These sections will replace the former CICA Handbook Section 1581, Business Combinations, and Section 1600, Consolidated Financial Statements, and establish a new section for accounting for a non-controlling interest in a subsidiary. CICA Handbook Section 1582 establishes standards for the accounting for a business combination, and states that all assets and liabilities of an acquired business will be recorded at fair value. Obligations for contingent considerations and contingencies will also be recorded at fair value at the acquisition date. The standard also states that acquisition-related costs will be expensed as incurred and that restructuring charges can only be recorded when the definition of a liability is met, which will generally result in these amounts being expensed in the periods after the acquisition date. It provides the Canadian equivalent to IFRS 3, Business Combinations (January 2008). The section applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after January 1, 2011 and early adoption is permitted.

CICA Handbook Section 1601 establishes standards for the preparation of consolidated financial statements.

CICA Handbook Section 1602 establishes standards for accounting for a non-controlling interest in a subsidiary in the preparation of consolidated financial statements subsequent to a business combination. It is equivalent to the corresponding provisions of IFRS International Accounting Standards (“IAS”) 27, Consolidated and Separate Financial Statements (January 2008).

CICA Handbook Section 1601 and Section 1602 apply to interim and annual consolidated financial statements relating to fiscal years beginning on or after January 1, 2011. Earlier adoption of these sections is permitted as of the beginning of a fiscal year. All three sections must be adopted concurrently. The Company is currently evaluating the effect of the adoption of these sections.

In January 2009, the CICA issued EIC-173, Credit Risk and the Fair Value of Financial Assets and Financial Liabilities, which clarifies that the credit risk of counterparties should be taken into account in determining the fair value of derivative financial instruments. The EIC-173 will be adopted on January 1, 2009. The adoption of this standard is not expected to have a significant effect in the Company’s financial results.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
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

	(d)	Financial assets and liabilities:

All financial instruments are classified into one of the following five categories: held-for-trading, held-to-maturity investments, loans and receivables, available-for-sale financial assets or other financial liabilities. All financial instruments, including derivatives, are included in the consolidated balance sheet and are measured at fair market value, with the exception of loans and receivables, investments held-to-maturity and other financial liabilities, which are measured at amortized cost. Subsequent measurement and recognition of changes in fair value of financial instruments depend on their initial classification. Held-for-trading financial investments are measured at fair value and all gains and losses are included in net income in the period in which they arise. Available-for-sale financial instruments are measured at fair value with revaluation gains and losses included in other comprehensive income until the assets are removed from the balance sheet or if there is an impairment in fair value of these assets that is other than temporary.

Derivative instruments are recorded as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal purchase and sale. Certain derivatives embedded in other contracts must also be measured at fair value. All changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The Company has classified its cash equivalents and short-term investments as available-for-sale financial assets and are measured at fair market value. The Company has also classified accounts receivable as loans and receivables, and bank indebtedness, accounts payable and accrued liabilities, and long-term debt as other financial liabilities, and they are measured at amortized cost.

	(e)	Inventories:

Inventories are measured at the lower of cost (weighted average cost) and net realizable value.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
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

Three-year period ended December 31, 2008
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

Intangible assets with finite useful lives are amortized using the straight-line method over the following periods:

Customer relationships and service agreements	24 - 120 months
ISO/ISA relations	84 months
Intellectual property	36 months
Tradename	60 months
Other	36 - 84 months

As at December 31, 2008, estimated amortization expense for each of the next five years is expected to be as follows:

2009	$13,916
2010	13,527
2011	11,392
2012	7,615
2013	2,117

Estimated future amortization expense is based on the amount of other intangible assets recorded as of December 31, 2008. Actual amounts will increase or decrease if additional amortizable intangible assets are acquired or disposed of, or become impaired.

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

Three-year period ended December 31, 2008
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

The Company establishes a valuation allowance against future income tax assets if, based on available information, it is more-likely-than-not that some or all of the future income tax assets will not be realized.

	(k)	Revenue recognition:

Revenue from the sale of consumer robotic, toy and entertainment products is recognized when (i) persuasive evidence of an arrangement exists; (ii) products are shipped to a customer who assumes risk of loss; (iii) collection of the respective receivable is probable; and (iv) the sales price is fixed or determinable. Accruals for customer discounts, rebates, incentives and allowances are recorded as the related revenues are recognized as a reduction of revenues.

Payment service revenues are generated primarily from fees charged to merchants for payment processing services. Merchants are charged a discount fee or rate, which is based upon the merchant’s monthly charge volume and risk profile, and this fee is calculated as a percentage of the dollar amount of each transaction. Other payment service revenues are derived from a variety of fixed transaction or service fees, including fees for monthly minimum charge volume requirements, statement fees, annual fees and fees for other miscellaneous services. Discount and other fees related to payment transactions are recognized at the time the merchant’s transactions are processed. Revenues derived from service fees are recognized at the time the service is performed.

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Significant accounting policies (continued):

	(l)	Foreign currency translation:

The functional currency of the Company is the U.S. dollar and, accordingly, the consolidated financial statements have been prepared in U.S. dollars. Monetary assets and liabilities of the Canadian and foreign operations denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates of exchange prevailing at the balance sheet dates. Other assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate of exchange prevailing when the assets were acquired or the liabilities incurred. Revenue and expense transactions denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the average rate of exchange in effect for the period during which the transaction occurred, except for amortization which is translated into U.S. dollars at the rate of exchange in effect when the related transaction occurred. Foreign exchange gains and losses are included in the determination of net earnings (loss).

	(m)	Stock-based compensation:

The fair value-based method is used to account for all transactions whereby goods and services are received in exchange for stock-based compensation and other stock-based payments. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting periods, with a credit to additional paid-in capital.

	(n)	Research and development expenses:

Research costs, which include all costs incurred to establish technological feasibility, are charged to operations in the period in which they are incurred. Once technological feasibility has been established, development costs are evaluated for deferral and subsequent amortization over the estimated period of benefit. As at December 31, 2008 and 2007, the Company had no deferred development costs.

	(o)	Other costs of operation:

The costs of advertising, promotion and marketing programs are charged to operations in the period incurred.

Costs related to shipment and handling of goods to customers are expensed as incurred.

Products design and development costs are charged to operations as incurred.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Significant accounting policies (continued):

	(p)	Earnings per share:

Basic earnings per share are determined using the weighted average number of Class “A” shares outstanding during the period. Diluted earnings per share are calculated using the treasury stock method. Diluted earnings per share are computed in a manner consistent with basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding options and warrants were exercised, and that the proceeds from such exercises, including unrecognized compensation costs of stock-based option grants attributed to future services, are used to repurchase Class “A” shares at the average market price during the reporting period.

	(q)	Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on existing knowledge that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and revenues and expenses during the reporting periods. Significant areas requiring the use of management estimates and assumptions include: determining the allowance for doubtful accounts and reserves for obsolescence and sales allowances; estimating the useful lives of long-lived assets, including property and equipment and intangible assets; estimating the fair value of identifiable intangibles acquired in a business acquisition; estimating stock-based compensation costs; assessing goodwill, as well as the recoverability of long-lived assets, research and development tax credits receivable and future tax assets; and the resolution of contingent liabilities. The reported amounts and note disclosures are determined to reflect the most probable set of economic conditions and planned courses of action. It is reasonably possible that management’s reassessments of these and other estimates and assumptions in the near term as well as actual results could require a material change in reported amounts and disclosures in the consolidated financial statements of future periods.

5.	Business acquisitions and disposals:

	(a)	Acquisitions:

(i) 2008 acquisitions:

On August 29, 2008, the Company acquired all the outstanding shares of Sablon Distribution S.A. (“Sablon”), a Belgium-based toy distributor operating in the Benelux countries, France and Germany. The Company believes the acquisition strengthens and broadens the direct distribution structure of the consumer robotics, toy and entertainment products business segment and positions this segment closer to retailers and end users in Sablon’s markets.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Business acquisitions and disposals:

	(a)	Acquisitions (continued):

		(i)	2008 acquisitions (continued):

In July 2008, the Company purchased certain assets and liabilities of a toy operation based in New York, USA.

The total purchase price for both acquisitions was $8,502, consisting of cash consideration paid of $6,557, transaction costs of $271 and, in connection with the Sablon acquisition, additional consideration payable of $1,674 (EUR 1,200). Additional consideration is also payable in each of 2009 and 2010 based on the consolidated net revenues of Sablon in these years. In connection with the second acquisition, the agreement provides for an additional payment payable upon the achievement of defined financial milestones. Any additional contingent consideration paid for these acquisitions will be accounted for as goodwill.

The acquisitions were accounted for using the purchase method, and the results were consolidated with those of the Company from the date of acquisition. The Company has allocated the purchase prices on a preliminary basis to the assets acquired and the liabilities assumed based on management’s best estimate of their fair values and taking into account all relevant information available at that time. Since the Company is still in the process of finalizing the valuation of identifiable intangible assets as well as other assets acquired and liabilities assumed at the date of acquisition, the allocation of the purchase price is subject to change. The Company expects to finalize the allocation of the purchase price during 2009.

The following table presents the estimated fair value of the assets purchased and liabilities assumed at the date of acquisition in connection with these acquisitions:

Assets acquired:
Cash and cash equivalents	$23
Accounts receivable	4,099
Inventories	7,491
Income tax receivable	322
Property and equipment	2,447
Customer relationships	2,600
Non-compete agreement	1,892
Future income taxes	993
Goodwill	3,965

23,832

Liabilities assumed:
Bank indebtedness	5,703
Accounts payable and accrued liabilities	5,242
Customer deposits	313
Long-term debt	3,254
Future income taxes	818

15,330

Net assets acquired	$8,502

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Business acquisitions and disposals (continued):

	(a)	Acquisitions (continued):

		(i)	2008 acquisitions (continued):

Consideration:
Cash	$6,557
Additional consideration payable in cash	1,674
Transaction costs	271

Total purchase price	$8,502

Goodwill recorded in connection with these transactions is not expected to be deductible for tax purposes.

(ii)	2007 acquisitions:

	(a)	Optimal Acquisition Inc.:

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

On November 7, 2007, the Company completed the acquisition of substantially all of the assets of Wow Wee Limited, a privately-held Hong Kong-based developer, marketer and supplier of technology-based, consumer robotic, toy and entertainment products, as well as substantially all of the assets of WowWee Marketing, Inc., with offices in California, and Wow Wee Group Company, with offices in Canada (collectively, “WowWee”). WowWee Marketing, Inc. and Wow Wee Group Company were service providers to Wow Wee Limited in the operation of its business. The Company believes that the acquisition will provide the WowWee business with greater financial and operational resources to grow both in North America and internationally. In addition, the Company will be able to build upon the existing consumer-focused franchise of the business, by capitalizing on its corporate brands through the development of a cross-platform entertainment media strategy.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Business acquisitions and disposals (continued):

	(a)	Acquisitions (continued):

		(ii)	2007 acquisitions (continued):

			(b)	Wow Wee Limited (continued):

The total purchase price was $60,421, consisting of a cash consideration of $46,570, the issuance of 2,169,197 Class “A” shares with a fair value of $10,000, 820,000 warrants to purchase 820,000 Class ”A” shares having an estimated fair value of $2,696 and transaction costs of $1,155. The warrants have an exercise price of $5.56 per share and are exercisable for a period of seven years.

The acquisition was accounted for using the purchase method, and the results of WowWee were consolidated with those of the Company from the date of acquisition. The following table presents the estimated fair value of the assets purchased and liabilities assumed from WowWee on November 7, 2007:

Assets acquired:
Cash and cash equivalents	$483
Accounts receivable	9,722
Inventories	5,285
Income tax receivable	2,966
Prepaid expenses and deposits	771
Property and equipment	1,991
Customer relationships	21,171
Intellectual property	5,520
Tradename	14,797
Goodwill	37,455

100,161

Liabilities assumed:
Accounts payable and accrued liabilities	33,445
Future income taxes	6,295

39,740

Net assets acquired	$60,421

Consideration:
Cash	$46,570
2,169,197 Class “A” shares	10,000
Warrants	2,696
Transaction costs	1,155

Total purchase price	$60,421

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
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

In 2008, goodwill on this acquisition was increased by $342 as a result of fair value adjustments to certain assets and liabilities at the date of acquisition.

	(b)	Disposals:

		(i)	2008 disposals:

Sale of Canadian Card-Present and Card-Not-Present businesses:

Effective October 1, 2008, the Company sold substantially all of the payment processing assets that were used exclusively in the business of processing payments for “card-not-present” transactions for a cash consideration of $7,000 and, effective August 5, 2008, sold substantially all of the payment processing assets that were used exclusively in the business of processing payments for Canadian card-present business for a cash consideration of $1,500. In connection with the second transaction, additional proceeds of $500 may be received by the Company based on the achievement of certain earnings goals by the purchaser.

At December 31, 2008, the Company continues to operate certain merchant portfolios that formed part of the payment processing segment.

		(ii)	2006 disposals:

Sale of hardware maintenance and repair services segment:

Effective September 30, 2006, the Company sold its Canadian hardware maintenance and repair services segment for cash consideration of $200.

The results of operations for these businesses are included in discontinued operations in the consolidated statements of operations, and the remaining assets and liabilities of these segments are classified as discontinued in the consolidated balance sheets.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Business acquisitions and disposals (continued):

	(b)	Disposals (continued):

The following table summarizes the book value of the assets and liabilities relating to the businesses sold by the Company in 2008 and 2006:

	2008	2006

Current assets:
Cash and short-term investments held in reserve	$6,010	$—
Settlement assets	1,679	—
Accounts receivable	3,622	3,733
Inventories	12	2,074
Prepaid expenses and deposits	215	807

	11,538	6,614

Long-term assets:
Property and equipment	738	2,546
Intangible assets	811	—

	1,549	2,546

Current liabilities:
Accounts payable and accrued liabilities	4,169	4,409
Customer reserves and security deposits	7,868	—
Obligations under capital lease	—	268

	12,037	4,677

Net assets sold	1,050	4,483

Proceeds from sale, net of transaction cost of $312 in 2008	8,188	200

Net gain (loss) on sale of net assets	$7,138	$(4,283)

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Business acquisitions and disposals (continued):

	(b)	Disposals (continued):

The results of operations of the businesses disposed of for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Revenues	$31,956	$38,420	$135,986

Costs and expenses:

Transaction processing, service costs and cost of sales	14,421	17,165	58,682
Selling, general and administrative	11,054	12,903	34,733
Amortization of property, equipment and intangibles	1,487	2,373	3,467
Stock-based compensation	—	5,981	1,707
Operating leases	495	695	2,740
Foreign exchange	(1,468)	1,015	693
Impairment losses	18,279	22,552	1,910
Restructuring	—	—	4,995

	44,268	62,684	108,927

(Loss) earnings before income taxes	(12,312)	(24,264)	27,059

Income tax recovery (provision):
Current	4,993	(2,090)	(8,176)
Future	(11,819)	(4,513)	6,756

	(6,826)	(6,603)	(1,420)

(Loss) earnings before non-controlling interest	(19,138)	(30,867)	25,639

Non-controlling interest	—	(159)	(6,934)

Net (loss) earnings from discontinued operations before undernoted item	(19,138)	(31,026)	18,705

Net gain (loss) on disposal of assets	7,138	—	(4,283)

Net (loss) earnings from discontinued operations	$(12,000)	$(31,026)	$14,422

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Business acquisitions and disposals (continued):

	(b)	Disposals (continued):

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

2008

At June 30, 2008, the Company tested goodwill for impairment in the payment processing segment as the Company determined that there was a more likely than not expectation that a significant portion, or this entire segment, would be sold over the course of the following 12 months. As a result of this analysis, the goodwill in the segment was determined to be impaired since the estimated fair value to be realized as proceeds from transactions would be less than the carrying value of the segment including goodwill. As a result, the Company recorded a non-cash goodwill impairment loss of $18,279 in the second quarter of 2008 related to the Canadian Card-Present and Card-Not-Present businesses.

2007

The Company tested the payment processing segment for impairment at December 31, 2007. The Company revised its forecast for the following five years to reflect higher merchant attrition and lower growth expectations for this segment. At December 31, 2007, a goodwill impairment loss of $22,552 was recognized in the payment processing segment. The fair value of the segment was estimated using the expected present value of future cash flows.

In May 2007, the Company received a copy of warrants of seizure issued by the U.S. Attorney’s Office against funds of certain payment processors that were on deposit with two U.S. banks. These funds included $19,183 on deposit to the credit of the Company’s affiliates. The total amount seized is presented as long-term assets related to discontinued operations on the consolidated balance sheet. Refer to note 16 (e) - Commitments, contingencies and guarantees. In addition, long-term liabilities related to discontinued operations include customer reserves received from merchants of $10,871 that will only be settled upon resolution of the investigation by the U.S. Attorney’s Office.

2006

As a result of the significant negative impact on the business, an impairment loss of $1,910 related to customer relationships was recorded. The impairment loss represented the estimated amount by which the carrying amount of this asset exceeded its fair value. The fair value was determined using cash flow projections prepared by management.

The Company also embarked upon a restructuring of its operations and cost base and, as a result, recorded a restructuring charge in 2006 in the amount of $1,581 for associated costs, consisting primarily of employee

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Business acquisitions and disposals (continued):

(b) Disposals (continued):

2006 (continued)

termination benefits and costs of leased premises no longer utilized. All of these costs were paid by December 31, 2008.

During 2006, restructuring costs of $3,414 were also incurred related to the discontinued operations of the hardware maintenance and repair services segment. The restructuring costs related primarily to employee termination benefits, inventory write-offs, costs of leased premises no longer utilized, and facility closure costs. All these costs were paid in 2006 and 2007.

6.	Short-term investments:

		2008	2007

	Notes denominated in U.S. dollars with a weighted average effective yield of 1.70% (2007 - 4.43%), maturing on March 9, 2009 (2007 - matured between March 11, 2008 and April 24, 2008)	$6,296	$12,477

7.	Accounts and other receivables:

		2008	2007

	Trade accounts receivable, net of provision for doubtful accounts of $758 (2007 - $765)	$22,780	$14,653
	Other	2,270	2,522

		$25,050	$17,175

8.	Inventories:

		2008	2007

	Raw materials	$7,286	$2,967
	Finished goods	12,153	121

		$19,439	$3,088

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Property and equipment:

			2008	2007

	Cost:
	Equipment		$476	$272
	Computer equipment and software		1,936	591
	Leasehold improvements		1,353	490
	Moulds		6,781	4,016

			10,546	5,369

	Accumulated amortization:
	Equipment		181	87
	Computer equipment and software		1,000	287
	Leasehold improvements		334	123
	Moulds		4,732	1,083

			6,247	1,580

	Net book value		$4,299	$3,789

10.	Goodwill and intangible assets:

				December 31, 2008

		Gross carrying amount	Accumulated amortization	Net book value

	Customer relationships and service agreements	$87,095	$50,728	$36,367
	ISO/ISA relations	7,180	3,334	3,846
	Intellectual property	5,520	2,147	3,373
	Tradename	14,797	3,453	11,344
	Other	3,020	1,267	1,753

		$117,612	$60,929	$56,683

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Goodwill and intangible assets (continued):

	December 31, 2007

	Gross carrying amount	Accumulated amortization	Net book value

Goodwill	$47,931	$—	$47,931

Customer relationships and service agreements	84,495	24,178	60,317
ISO/ISA relations	7,180	2,308	4,872
Intellectual property	5,520	307	5,213
Tradename	14,797	492	14,305
Other	834	477	357

	112,826	27,762	85,064

	$160,757	$27,762	$132,995

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Goodwill and intangible assets (continued):

Excluding amounts included in discontinued operations, changes in goodwill and intangible assets were as follows:

	Goodwill	Customer relationships and service agreements	ISO/ISA relations	Intellectual property	Trade- name	Other	Total

Balance, December 31, 2006	$10,818	$46,952	$5,898	$—	$—	$872	$64,540

Acquisitions:
WowWee (note 5)	37,113	21,171	—	5,520	14,797	—	78,601
Other	—	2,250	—	—	—	294	2,544

Amortization	—	(10,056)	(1,026)	(307)	(492)	(809)	(12,690)

Balance, December 31, 2007	47,931	60,317	4,872	5,213	14,305	357	132,995

Acquisitions:
WowWee (note 5)	342	—	—	—	—	—	342
Sablon (note 5)	3,965	2,600	—	—	—	—	6,565
Other (note 5)	—	—	—	—	—	1,892	1,892
Other	—	—	—	—	—	293	293

Impairment losses:
WowWee	(37,455)	—	—	—	—	—	(37,455)
Sablon	(3,965)	(2,427)	—	—	—	—	(6,392)
Card-not-present	(10,818)	(12,156)	—	—	—	(89)	(23,063)

Amortization	—	(11,967)	(1,026)	(1,840)	(2,961)	(700)	(18,494)

Balance, December 31, 2008	$—	$36,367	$3,846	$3,373	$11,344	$1,753	$56,683

Due largely to a general deterioration of the economic environment, sales, operating profits and cash flows in the consumer robotic, toy and entertainment products segment were lower than expected in 2008. The Company tested the consumer robotic, toy and entertainment segment for impairment at September 30, 2008 and December 31, 2008. The Company revised its forecast for the next five years to reflect lower growth expectations for this segment. At December 31, 2008, a goodwill impairment loss of $41,420 and an impairment

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Goodwill and intangible assets (continued):

loss of $2,427 on amortizable intangibles were recognized for this segment. The fair value of the segment was estimated using the expected present value of future cash flows.

With respect to the continuing operations of the payment processing segment:

At June 30, 2008, the Company tested goodwill for impairment in the payment processing segment as the Company determined that there was a more likely than not expectation that a significant portion, or this entire segment, would be sold over the course of the following 12 months. As a result of this analysis, the goodwill in the segment was determined to be impaired since the estimated fair value to be realized as proceeds from transactions would be less than the carrying value of the segment including goodwill. As a result, the Company recorded a non-cash goodwill impairment loss of $10,818 in the second quarter of 2008.

In addition, the Company tested the remaining intangibles held in the payment processing segment at December 31, 2008 for impairment as the Company determined that there was a more likely than not expectation that a significant portion of these intangibles would be sold over the course of the next twelve months. As a result of this analysis, the Company recorded a non-cash impairment charge of $12,156 at December 31, 2008 based on the estimated fair value to be realized as proceeds from these transactions.

11.	Bank indebtedness:

In 2008, the Company had credit facilities available through its subsidiaries as follows:

Through its European subsidiaries, the Company has entered into various credit facilities for up to approximately $9,300 (EUR 6,650) which could be utilized in the form of loans and letters of guarantee. At December 31, 2008, the Company utilized $6,577 (EUR 4,714) of the facilities. The borrowings are due on demand, bear interest at the bank’s prime rate plus a premium ranging between 0.5% and 1%, and are secured by a first ranking hypothec on certain assets of the subsidiaries.

In Europe, the Company’s subsidiaries also have additional facilities based on qualifying accounts receivable, of which $1,698 (EUR 1,217) has been utilized as at December 31, 2008. These facilities are due on demand, and bear interest at the bank’s prime rate plus a premium ranging between 1% and 1.75%.

Through its Hong Kong subsidiary, the Company has entered into credit facilities for up to approximately $5,128 (40,000 HKD), based on qualifying accounts receivable, which could have been utilized in the form of loans and letters of guarantee. At December 31, 2008, the Company utilized $3,272 (25,522 HKD) of the facilities. The borrowings are due on demand and bear interest at the interbank rate in Hong Kong plus a premium ranging between 0.5% and 2%. Under this agreement, the Company is subject to financial covenants, which were met at December 31, 2008.

In 2007, the Company did not have any credit facilities.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

12.	Accounts payable and accrued liabilities:

	2008	2007

Trade accounts payable	$19,436	$16,737
Accrued trade liabilities	7,585	5,672
Accrued salaries and benefits	3,424	2,760
Reserve for sales returns and allowances	3,879	2,698
Current portion of long-term debt (note 13)	1,010	—
Other	3,613	6,041

	$38,947	$33,908

13.	Long-term debt:

	2008	2007

Loan payable to a selling shareholder, assumed at date of acquisition, maturing in 2011, bearing interest at 8.85% up to March 2009, and 7% thereafter (EUR 1,600)	$2,231	$—

Other loans, bearing interest at rates ranging from 5% to 8.85% (EUR 562)	784	—

	3,015	—

Less current portion included in accounts payable and accrued liabilities	1,010	—

Long-term debt	$2,005	$—

Principal repayments over the next four years are as follows: 2009 - $1,010; 2010 - $872; 2011 - $872; 2012 - $174 and $87 thereafter.

14.	Share capital:

The Company’s authorized share capital consists of an unlimited number of Class ”A” shares, and Class ”B” and Class ”C” preference shares.

	–	The Class “A” shares are designated as common shares.

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Share capital (continued):

No Class “B” or Class “C” shares have been issued.

On November 6, 2007, and again on November 5, 2008, the Board of Directors renewed its stock buyback program authorizing the Company to purchase up to 5% of its outstanding Class “A” shares on the open market through the facilities of the Nasdaq Stock Market. The 2007 program expired on November 20, 2008 and the 2008 program will expire on November 20, 2009.

All shares purchased under the stock buyback program have been cancelled. The purchase of 240,925 (2007 - 53,400) such shares, having a book value of $1,966 (2007 - $436), was settled in 2008 for a total consideration of $550 (2007 - $206). The excess of the book value of the shares over the purchase price, in the amount of $1,416 (2007 - $230) was credited to contributed surplus. During 2006, the purchase of 141,109 Class “A” shares, having a book value of $1,189, was settled for a total consideration of $2,264. The excess of the purchase price over book value of the shares, in the amount of $1,075, was charged to the deficit.

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Stock options and warrants (continued):

	(a)	Optimal Group Inc. (continued):

Details of outstanding stock options are as follows:

	Number of options	Weighted average exercise price per share

Options outstanding, December 31, 2005	4,374,623	$7.10

Granted	67,500	9.36
Expired/cancelled	(2,285)	7.10
Exercised	(506,667)	7.10

Options outstanding, December 31, 2006	3,933,171	7.14

Granted	1,636,000	4.21
Expired/cancelled	(30,630)	9.31

Options outstanding, December 31, 2007	5,538,541	6.26

Expired/cancelled	(66,667)	7.73

Options outstanding, December 31, 2008	5,471,874	$6.24

For the year ended December 31, 2008, no options were granted.

At December 31, 2008, 5,471,874 (2007 - 5,538,541; 2006 - 67,500) stock options could potentially dilute basic earnings per share in the future. They were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

There are 4,655,874 stock options exercisable at December 31, 2008 with a weighted average exercise price per share of $6.60.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Stock options and warrants (continued):

	(a)	Optimal Group Inc. (continued):

The following table summarizes information about the options outstanding and exercisable at December 31, 2008:

		Options outstanding		Options exercisable

Exercise price/share:	Weighted average remaining contractual life (years)	Number	Weighted average exercise price per share	Number	Weighted average exercise price per share

$7.10	5.33	3,837,374	$7.10	3,837,374	$7.10
$9.36	2.97	7,500	9.36	5,000	9.36
$4.21	5.88	1,627,000	4.21	813,500	4.21

		5,471,874	$6.24	4,655,874	$6.60

In June 2008, the shareholders of the Company approved the extension of the expiry date of options issued in April 2004 at an exercise price of $7.10 per share from April 2009 to April 2014. See note 27 (c).

At December 31, 2008, there are 820,000 warrants outstanding, at an exercise price of $5.56. These warrants expire in November 2014, 410,000 are currently exercisable and the balance will be exercisable in November 2009. All of these warrants could potentially dilute basic earnings per share in the future. The warrants were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the year ended December 31, 2008.

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

15.	Stock options and warrants (continued):

	(b)	Terra Payments Inc. (continued):

Details of the stock options outstanding under the Terra plan as at December 31, 2008 are as follows:

	U.S. dollar exercise price		Canadian dollar exercise price

	Number	Exercise price per share	Number	Weighted average exercise price per share

Balance, December 31, 2005	217,451	$7.43	324,143	$8.56

Expired/cancelled	—	—	(19,317)	10.31
Exercised	(83,338)	7.43	(123,068)	8.84

Balance, December 31, 2006	134,113	7.43	181,758	8.19

Expired/cancelled	—	—	(22,788)	10.24
Exercised	—	—	(18,261)	5.12

Balance, December 31, 2007	134,113	7.43	140,709	8.26

Expired/cancelled	—	—	(86,325)	6.58

Balance, December 31, 2008	134,113	$7.43	54,384	$10.92

All of these options were fully vested at December 31, 2005.

All U.S. dollar exercise price options are exercisable at $7.43 per share. All Canadian dollar exercise price options are exercisable at $10.92 per share.

These options expire on various dates up to April 2009.

The 134,113 options outstanding with a U.S. dollar exercise price of $7.43 have a remaining contractual life of 0.25 year as at December 31, 2008.

As at December 31, 2007, there were 21,978 warrants outstanding with a weighted average exercise price of CA$0.01, which expired in March 2008.

There are Terra options to acquire 188,497 Class “A” shares (2007 - 274,822; 2006 - 70,246) that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the year ended December 31, 2008 because to do so would have been anti-dilutive.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

16.	Commitments, contingencies and guarantees:

	(a)	Operating leases:

The Company has entered into operating leases for its premises and certain office equipment. Minimum lease payments for the next five years and thereafter are approximately as follows:

2009	$1,551
2010	1,088
2011	517
2012	519
2013	248
Thereafter	—

$3,923

In addition, the Company is also responsible for operating costs and taxes under the operating leases.

(b)

The Company has granted two letters of guarantee, issued by highly rated financial institutions to indemnify third parties in the event the Company does not perform its contractual obligations. As at December 31, 2008, the maximum potential liabilities under these letters of guarantee were $110 and $1,232 (CA$1,500) [2007 - $1,487 (CA$1,500)].

As at December 31, 2008 and 2007, the Company recorded no liability with respect to these guarantees, as the Company does not expect to make any payment for the aforementioned items. Management believes that the fair value of the non-contingent obligations, to stand ready to perform in the event that specified triggering events or conditions occur, approximates the cost of obtaining the letter of guarantee.

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

Three-year period ended December 31, 2008
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

(e)

As previously announced, immediately following the enactment of the Unlawful Internet Gambling Enforcement Act of 2006 (the “Act”) on October 13, 2006, the Company’s then majority-owned subsidiary, OPIL, ceased to process settlement transactions originating from United States consumers. This represented a substantial portion of its revenues derived from processing transactions from online gambling. The Company is exposed to adverse consequences as a result of possible enforcement proceedings, governmental investigations or lawsuits initiated against it in jurisdictions where online gambling is restricted or prohibited.

Following announcements by the U.S. Attorney’s Office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, the Company announced on May 8, 2007 that it had initiated discussions with the U.S. Attorney’s Office in the Southern District of New York and it was in the process of responding to a voluntary request for information issued by the U.S. Attorney’s Office. In connection with such ongoing investigation, the Company announced on May 11, 2007 that it had received a copy of warrants of seizure issued by the U.S. Attorney’s Office against funds of certain payment processors that were on deposit with two U.S. banks. These funds included $19,183 on deposit to the credit of the Company’s affiliates. The total amount seized of $19,183 is presented as long-term asset related to discontinued operations on the consolidated balance sheets. The Company is not receiving any interest income on this amount. No provision has been recorded by the Company for this matter because the outcome of these discussions and the amount of loss, if any, are not currently determinable.

While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible that changes in future conditions in the near term could require a material change in the recognized amounts of certain assets and liabilities. “Near term” is considered to be within one year from the date of the financial statements.

(f)

On March 20, 2008, the Company entered into a settlement agreement with Fujitsu, which resolved all potential claims by Fujitsu and brought arbitration proceedings to an end. The amount that the Company paid to settle Fujitsu’s claims is not considered to be material to the Company.

(g)

OGOP Payments Inc. (formerly Optimal Payments Inc.) has received a request for information from the U.S. Attorney’s Office in the Eastern District of New York pertaining to its former involvement in processing transactions for internet pharmacies. OGOP Payments Inc. has had discussions with that Office relating to those processing activities. No provision has been recorded by OGOP Payments Inc. for this matter because the outcome of these discussions and the amount of any loss, if any, are not determinable.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

17.	Stock-based compensation:

Stock-based compensation expense in the consolidated statements of operations was comprised of:

	2008	2007	2006

Expense related to options granted in 2004 and amended in 2008 (i)	$1,356	$—	$—
Expense related to options granted in 2007	1,983	276	—
Expense related to options granted in 2006	—	14	30
Expense related to OPIL restricted stock unit plan (ii)	—	5,967	1,677

	$3,339	$6,257	$1,707

(i)

In June 2008, the shareholders approved a modification to the expiry date of 3,840,041 options exercisable at $7.10 per share from April 29, 2009 to April 2014. Since these options were vested at the date of modification, the incremental value of $1,356 of the fair value of the modified option over the value of the old option immediately before its terms were modified was expensed in the second quarter of 2008.

(ii)

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

	2008	2007	2006

Presentation:
Continuing operations	$3,339	$276	$—
Discontinued operations	—	5,981	1,707

	$3,339	$6,257	$1,707

The fair value of stock options granted in 2007 and 2006 was determined at the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	2007	2006

Expected volatility	56.3%	50.9%
Expected life in years	7	5
Risk-free interest rate	3.74%	4.5%
Expected dividend rate	0%	0%

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

17.	Stock-based compensation (continued):

There were no options granted during the year ended December 31, 2008. The weighted average fair value of 1,636,000 stock options (2006 - 67,500 options) granted in fiscal 2007 was $2.52 (2006 - $4.64) per option.

18.	Income taxes:

The income tax provision differs from the amount computed by applying the combined Canadian federal and Québec provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

	2008	2007	2006

Loss from continuing operations before income taxes and non-controlling interest	$(102,503)	$(6,103)	$(1,643)

Combined Canadian federal and provincial income taxes at 31% (2007 - 32%; 2006 - 32%)	$31,674	$1,953	$526
Foreign exchange(1)	(459)	2,238	97
Change in valuation allowance	(12,597)	(3,091)	(24)
Difference in tax rates in foreign jurisdictions	(5,751)	(194)	(95)
Stock-based compensation not deductible	(1,006)	(89)	—
Goodwill impairment loss not deductible	(7,528)	—	—
Change in future tax rates	(121)	(774)	—
Permanent differences and other	(712)	575	(504)

Income tax recovery of continuing operations	$3,500	$618	$—

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

18.	Income taxes (continued):

The (provision) recovery for income taxes from continuing operations is composed of the following:

	2008	2007	2006

Current income taxes	$(26)	$470	$—
Future income taxes	3,526	148	—

	$3,500	$618	$—

Income tax expense has been based on the following components of (loss) earnings before income taxes from continuing operations and non-controlling interest:

	2008	2007	2006

Domestic	$(6,743)	$728	$(2,379)
Foreign	(95,760)	(6,831)	736

	$(102,503)	$(6,103)	$(1,643)

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

18.	Income taxes (continued):

The future income tax balances are summarized as follows:

	2008	2007

Future income tax assets (liabilities):
Intangible assets	$14,792	$4,128
Non-capital losses	19,016	25,984
Capital losses	10,237	2,629
Reserves	786	801
Foreign exchange and other	—	3,822

	44,831	37,364

Less valuation allowance	(44,831)	(28,475)

	—	8,889

Intangible assets and other	(7,803)	(14,893)

Net future income tax liability	$(7,803)	$(6,004)

Presented as:
Current assets	$—	$714
Long-term assets	—	6,200
Current liabilities	(838)	(1,270)
Long-term liabilities	(6,965)	(11,648)

	$(7,803)	$(6,004)

In assessing the realizability of future tax assets, management considers whether it is more-likely-than-not that some portion or all of the future income tax assets will be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income, the reversal of taxable temporary differences, and/or tax planning strategies.

The Company has losses carryforward available to reduce Canadian federal and foreign taxable income. These losses expire as follows:

	Foreign	Canada

Loss carryforwards:
Expiry between 2009 and 2017	$467	$16,790
Expiry between 2018 and 2028	38,206	19,289

	$38,673	$36,079

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

19.	Segmented information:

As of November 7, 2007, as a result of the acquisition of the assets of Wow Wee Limited as discussed in note 5 (a), the Company operates in the consumer robotic, toy and entertainment products segment in addition to payment processing. In 2006, the Company operated in the payment processing segment.

Management measures the results of operations based on segment income before income taxes adjusted for certain non-cash and non-recurring items provided by each business segment.

	(a)	Information on the operating segments is as follows:

	Consumer robotic, toy and entertainment products	Payment processing	Eliminations/ unallocated	Consolidated

Year ended December 31, 2008:

Revenues	$93,395	$59,151	$—	$152,546

Cost of sales and transaction processing	66,400	42,731	—	109,131
Selling, general and administrative	34,548	14,468	776	49,792
Research and development	2,931	—	—	2,931
Operating leases	1,006	352	—	1,358

	(11,490)	1,600	(776)	(10,666)

Stock-based compensation	187	—	3,152	3,339
Impairment losses	43,847	23,063	—	66,910
Amortization	11,759	10,937	130	22,826

	(67,283)	(32,400)	(4,058)	(103,741)

Investment income	—	—	1,238	1,238

Loss from continuing operations before income taxes	(67,283)	(32,400)	(2,820)	(102,503)

Income tax recovery (provision)	3,674	—	(174)	3,500

Net loss from continuing operations	$(63,609)	$(32,400)	$(2,994)	$(99,003)

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

19.	Segmented information (continued):

	(a)	Information on the operating segments is as follows (continued):

	Consumer robotic, toy and entertainment products	Payment processing	Eliminations/ unallocated	Consolidated

Year ended December 31, 2007:

Revenues	$11,311	$73,597	$—	$84,908

Cost of sales and transaction processing	9,452	52,068	—	61,520
Selling, general and administrative	3,042	15,709	1,557	20,308
Research and development	431	—	300	731
Operating leases	96	405	—	501

	(1,710)	5,415	(1,857)	1,848

Stock-based compensation	22	—	254	276
Amortization	1,784	11,708	14	13,506

	(3,516)	(6,293)	(2,125)	(11,934)

Investment income	—	—	5,831	5,831

(Loss) earnings from continuing operations before income taxes	(3,516)	(6,293)	3,706	(6,103)

Income tax recovery	148	—	470	618

Net loss (income) from continuing operations	$(3,368)	$(6,293)	$4,176	$(5,485)

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

19.	Segmented information (continued):

	(a)	Information on the operating segments is as follows (continued):

	Consumer robotic, toy and entertainment products	Payment processing	Eliminations/ unallocated	Consolidated

December 31, 2008:

Total assets	$91,189	$23,968	$53,861	$169,018

Total additions to goodwill for the year ended December 31, 2008	4,307	—	—	4,307

Total additions to property and equipment and other intangibles for the year ended December 31, 2008
- through business acquisition	6,939	—	—	6,939
- other	4,359	—	620	4,979

December 31, 2007:

Total assets	104,560	66,156	119,565	290,281

Total additions to goodwill for the year ended December 31, 2007	37,113	—	—	37,113

Total additions to property and equipment and other intangibles for the year ended December 31, 2007
- through business acquisition	43,945	—	—	43,945
- other	1,597	2,809	35	4,441

Included in total assets under the unallocated column for 2008 are $22,060 of assets of discontinued operations (2007 - $61,149).

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

19.	Segmented information (continued):

	(b)	Geographic information is as follows:

		Revenues		Property and equipment, goodwill and intangibles

	2008	2007	2006	2008	2007

United States	$111,764	$76,423	$81,786	$23,588	$58,627
Europe	31,499	6,017	—	657	—
Central America	2,202	3	—	—	—
Canada	2,333	871	—	638	193
Hong Kong	128	—	—	36,099	77,964
Other	4,620	1,594	—	—	—

	$152,546	$84,908	$81,786	$60,982	$136,784

Revenues are attributed to countries based on the location of the customers. The “Other” caption includes countries in Africa, Australia and Asia (excluding Hong Kong).

(c) Major customers:

The Company has no customers in the current and prior periods from which 10% or more of total revenue is derived.

20.	Related party transactions:

The Company paid consulting fees to a corporation controlled by a former director of the Company in the amount of $200 (2007 - $260; 2006 - $497). The transactions have been recorded at the exchange amount, which is the amount of consideration agreed to by the parties.

21.	Capital disclosures:

The Company’s objective is to maintain a strong capital base to maintain investor, creditor and market confidence and to sustain future development of the business.

Management defines capital as the Company’s shareholders’ equity, excluding accumulated other comprehensive income, plus long-term debt.

In order to maximize flexibility in financing the Company’s ongoing growth and be able to take advantage of additional new capital investment and acquisition opportunities, the Company does not currently pay a dividend. To maintain or adjust the capital structure, the Company may also repurchase existing shares, issue new shares or long-term debt, or sell assets to adjust to changes in economic conditions and the risk characteristic of the underlying assets (refer to note 14 to the Company’s stock buyback program.)

There were no changes to the Company’s approach to capital management during the period. Neither the Company nor any of its subsidiaries is subject to externally imposed capital requirements.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

22.	Financial risk management:

This note provides disclosures relating to the nature and extent of the Company’s exposure arising from financial instruments, including interest rate risk, foreign currency risk, credit risk and liquidity risk and how the Company currently manages these risks. Risk management strategies are likely to evolve in response to future conditions and circumstances, including the effects and consequences resulting from the current economic downturn. These future strategies may not fully insulate the Company in the near term from adverse effects, the more significant of which relate to liquidity and capital resources as well as exposure to credit losses.

	(a)	Interest rate risk:

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates.

Short-term investments consist of short-term notes invested at fixed interest rates. The risk that the Company will realize a loss as a result of a decline in the fair value of these investments is limited because, although available for sale, these investments are short-term and are generally held to maturity.

The Company is exposed primarily to interest rate fluctuations as a result of cash and bank indebtedness which bears interest at variable interest rates. A 0.5% increase in the interest rate would have decreased the net loss and comprehensive loss by $177 in the twelve-month period ended December 31, 2008. An equal but opposite effect would result assuming a 0.5% decrease in interest rates.

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

The Company’s objective in managing its foreign currency risk is to minimize its net exposures to foreign currency cash flows, by transacting with third parties in U.S. dollars to the maximum extent possible and practical and holding cash and cash equivalents in U.S. dollars. The Company monitors and forecasts the values of net foreign currency cash flow and balance sheet exposures and with the aid of external consultants manages its cash flow to hold on hand sufficient levels of foreign currencies to meet its obligations. From time to time, the Company engages in the use of derivative financial instruments to manage its currency exposure.

OPTIMAL GROUP INC. Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008 (expressed in thousands of U.S. dollars, except share and per share amounts)

22.	Financial risk management (continued):

	(b)	Foreign currency risk (continued):

The following table provides an indication of the Company’s significant foreign currency exposures expressed in U.S. dollars:

	December 31, 2008
	CAD	GBP	EURO

Cash and cash equivalents	3,325	85	1,384
Bank indebtedness	—	—	(8,275)
Accounts payable and accrued liabilities	(4,019)	(60)	(5,607)
Current liabilities related to discontinued operations	(64)	(127)	—
Long-term debt	—	—	(2,162)

Balance sheet exposure	(758)	(102)	(14,660)

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

The following are the exchange rates applied during the year ended December 31, 2008:

	Average rate during 2008	Rate as at December 31, 2008

CAD to USD	0.9381	0.8210
GBP to USD	1.8401	1.4614
EUR to USD	1.4637	1.3920

OPTIMAL GROUP INC. Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008 (expressed in thousands of U.S. dollars, except share and per share amounts)

22.	Financial risk management (continued):

	(b)	Foreign currency risk (continued):

Based on the Company’s foreign currency exposures noted above, varying the above exchange rates to reflect a 5% weakening of the U.S. dollar would affect earnings and comprehensive earnings as follows:

	CAD	GBP	EURO

	Year ended December 31, 2008	Year ended December 31, 2008	Year ended December 31, 2008

Increase in net loss	$(38)	$(5)	$(733)

An assumed 5% strengthening of the U.S. dollar would have an equal but opposite effect on the above currencies to the amounts shown above.

(c)	Credit risk:

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

OPTIMAL GROUP INC. Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008 (expressed in thousands of U.S. dollars, except share and per share amounts)

22.	Financial risk management (continued):

	(c)	Credit risk (continued):

		(ii)	Accounts receivable (continued):

Consumer robotic, toy and entertainment segment (continued):

The credit risk for trade receivables is concentrated as the majority of sales are to a relatively small group of wholesale distributors and mass market retailers. However, the majority of these wholesale distributors and mass market retailers are large companies which have been customers of the acquired business for a number of years. Customers generally do not provide collateral in exchange for credit, but some customers provide letters of credit for purchase orders.

Payment processing segment:

Credit risk in the payment processing segment prior to the disposals noted in note 5 (b) (i) arose primarily from the following:

Disputes between credit card holders and merchants may arise as a result of, among other things, consumer dissatisfaction with merchandise quality or services provided by merchants. Such disputes may not be resolved in the merchant’s favour which means the transaction amount is refunded to the consumer and, in certain cases, charged to the merchant. If the merchant has insufficient funds, the Company bears the credit risk for the full amount of the transaction. Management evaluates the risk of such transactions and estimates the loss for disputed transactions based primarily on historical experience and other relevant factors.

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

The net charge for the provision for merchant losses for the ongoing operations of the payment processing segment is included in selling, general and administrative expenses in the statement of operations and comprehensive loss. As at December 31, 2008, the reserve for losses on merchant

OPTIMAL GROUP INC. Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008 (expressed in thousands of U.S. dollars, except share and per share amounts)

22.	Financial risk management (continued):

	(c)	Credit risk (continued):

		(ii)	Accounts receivable (continued):

accounts is not considered significant and is included in “Accounts payable and accrued liabilities” on the balance sheet.

Included in accounts and other receivables are trade receivables in the consumer robotic, toy and entertainment segment of $22,780. The aging of the trade receivables at the reporting date was as follows:

December 31, 2008

Not past due	$9,665
Past due 0-30 days	5,763
Past due 31-60 days	5,970
Past due 61-120 days	1,382

Trade receivables	$22,780

A breakdown of trade receivables by type of customer is presented below:

December 31, 2008

Distributors	$3,225
Mass-market retailers	19,555

$22,780

(d)	Liquidity risk:

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk through the management of its capital structure and by continuously monitoring actual and projected cash flows. In recent years, the Company has financed its acquisitions through mainly internally-generated funds as well as credit facilities entered into by its Belgium and Hong Kong operations.

As at December 31, 2008, the Company has $39,145 of cash, cash equivalents, and short-term investments and has an outstanding balance of $11,547 on its credit facilities.

OPTIMAL GROUP INC. Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008 (expressed in thousands of U.S. dollars, except share and per share amounts)

22.	Financial instruments (continued):

	(d)	Liquidity risk (continued):

The following are the contractual maturities of financial liabilities at December 31, 2008:

	Carrying amount	0 to 12 months	1 to 3 years	4 - 5 years

Bank indebtedness	$11,547	$11,547	$—	$—
Accounts payable and accrued liabilities
(excluding current portion of long-term debt)	37,937	37,937	—	—
Long-term debt	3,015	1,010	1,918	87
Current liabilities related to discontinued operations	2,984	2,984	—	—

Total	$55,483	$53,478	$1,918	$87

The long-term liabilities related to discontinued operations of $10,871 represent customer reserves from merchants that will only be settled upon resolution of the investigation by the U.S. Attorney’s Office. See note 16 (e).

23.	Financial instruments:

	(a)	Fair values:

The Company has determined that the fair value of its short-term financial assets and liabilities approximates their respective fair values as at the balance sheet dates because of the short-term maturity of those instruments. The carrying value of the long-term debt also approximates its fair value. The fair value of the long-term debt is calculated using the present value of future principal payments discounted at current market rate for the remaining term to maturity. The fair values of the long-term assets and liabilities related to discontinued operations has not been determined because of the uncertainty related to the timing and resolution of the investigation by the U.S. Attorney’s office. See note 16 (e).

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

23.	Financial instruments (continued):

	(b)	Financial income:

The following components of income and expense relating to financial instruments are included in the statement of operations and comprehensive loss:

(i) Interest income:

	2008	2007	2006

Interest income on available-for-sale financial assets	$1,238	$5,831	$8,388

Interest income on available-for-sale financial assets consists of interest earned from cash and cash equivalents and short-term investments invested in short-term deposits.

	(ii)	Impairment losses recognized on trade receivables in consumer robotic, toy and entertainment products segment:

The Company recorded a bad debt expense of $1,046 for the year ended December 31, 2008 (2007 - $80; 2006 - nil) in “Selling, general and administrative expenses” in the statement of operations and comprehensive loss.

(c)	Other:

At December 31, 2008, the Company had entered into forward contracts to buy US dollars with a notional amount of $3,350 at rates ranging from 1.281 to 1.4386 US/EUR. The contracts mature at various dates to March 31, 2009. The Company has also entered into an interest rate swap contract (from variable rate receive to fixed rate pay) on a notional amount of EUR 1,000. This contract matures in March 2013. At December 31, 2008, the fair value of these contracts was not significant. No contracts were outstanding at December 31, 2007.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

24.	Supplemental disclosure of cash flow and other information:

	(a)	Net change in operating assets and liabilities:

	2008	2007	2006

Accounts receivable	$(2,326)	$(4,303)	$(641)
Inventories	(9,143)	2,480	—
Income taxes receivable	2,990	297	—
Prepaid expenses and deposits	491	(1,410)	(94)
Accounts payable and accrued liabilities	(4,419)	(4,419)	(898)
Income taxes payable	(3,114)	3,866	—

Net change in operating assets and liabilities	$(15,521)	$(3,489)	$(1,633)

(b)	Cash paid for interest and income taxes:

	2008	2007	2006

Interest	$439	$12	$—
Income taxes	450	859	5,540

(c)	Non-cash transactions:

	2008	2007	2006

Shares and warrants issued in connection with WowWee acquisition	$—	$12,696	$—
Additional consideration payable on Sablon acquisition	1,674	—	—
Addition of property, equipment and intangibles included in accounts payable and accrued liabilities	199	—	—
Adjustments to WowWee purchase price equation to goodwill	342	—	—

(d)	Cash and cash equivalents:

	2008	2007	2006

Cash and cash equivalents consist of:
Cash balances with banks	$26,925	$47,193	$59,069
Short-term investments, bearing interest at 2.57% (2006 - 5.29% to 5.32%)	5,924	—	44,853

	$32,849	$47,193	$103,922

(e)	Foreign exchange:

Included in “Selling, general and administrative expenses” in the consolidated statement of operations is a foreign exchange loss of $98 in 2008 (2007 - loss of $131; 2006 - gain of $306).

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

25.	Canadian/U.S. reporting differences:

The consolidated financial statements of the Company are prepared in accordance with Canadian GAAP, which conform, in all material respects, with U.S. GAAP, except as described below:

(a) Consolidated balance sheets:

Differences between Canadian and U.S. GAAP in the presentation of share capital, additional paid-in capital and deficit are as follows:

(i) Share capital:

	2008	2007

Share capital in accordance with Canadian GAAP	$210,032	$211,998
Stock-based compensation costs on options exercised: (1)
Cumulative effect of prior years	39,868	39,868
Change in reporting currency (2)	2,588	2,588

Share capital in accordance with U.S. GAAP	$252,488	$254,454

(ii)	Additional paid-in capital:

	2008	2007

Additional paid-in capital in accordance with Canadian GAAP	$34,316	$29,561
Stock-based compensation costs: (1)
Cumulative effect of prior years	68,757	68,757
Stock-based compensation costs on options exercised: (1)
Cumulative effect of prior years	(39,868)	(39,868)
Change in reporting currency (2)	968	968

Additional paid-in capital in accordance with U.S. GAAP	$64,173	$59,418

(iii)	Deficit:

	2008	2007

Deficit in accordance with Canadian GAAP	$(152,069)	$(41,066)
Stock-based compensation costs: (1)
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation to non-employees (1)	(834)	(834)
Change in reporting currency (2)	(1,189)	(1,189)

Deficit in accordance with U.S. GAAP	$(222,849)	$(111,846)

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

25.	Canadian/U.S. reporting differences (continued):

	(a)	Consolidated Balance Sheets (continued):

		(iii)	Deficit (continued):

		(1)	Stock-based compensation:

For U.S. GAAP purposes, the Company adopted Statement of Financial Accounting Standards (SFAS) No-123R, Share-based Payments, on January 1, 2006, which requires the expensing of all options based on the grant date fair value, over the period during which the employee is required to provide service. The Company adopted SFAS 123R using the modified prospective approach, which requires application of the standard to all awards granted, modified or cancelled after January 1, 2006 and to all awards for which the requisite service has not been rendered at such date. Previously, effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123. For periods after January 1, 2003, there are no differences between Canadian GAAP and U.S. GAAP. The differences relate to periods up to January 1, 2003, when the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and Related Interpretations.

A description of the Company’s stock option plans is presented in note 15.

Additional disclosures required under SFAS 123R are as follows:

	Stock option plan	Terra options and warrants	OPIL restricted share unit plan

Aggregate intrinsic value:
Options and restricted share units exercised during 2007	$—	$59	$2,625
Options and warrants outstanding and exercisable:
December 31, 2007	—	91	—
December 31, 2008	—	—	—

The aggregate intrinsic value for outstanding and exercisable options at December 31, 2008 and 2007 represents the pre-tax intrinsic value based on the Company’s closing stock price at these dates, which would have been received by option holders had they exercised their securities at that date. The aggregate intrinsic value of all outstanding and exercisable options was nil at December 31, 2008. No options were exercised during the year ended December 31, 2008.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

25.	Canadian/U.S. reporting differences (continued):

	(a)	Consolidated Balance Sheets (continued):

(iii) Deficit (continued):

(2) Change in reporting currency:

In 1998, the Company adopted the U.S. dollar as its reporting currency. Under Canadian GAAP, at the time of change in reporting currency, the historical financial statements were presented using a translation of convenience. Under U.S. GAAP, the financial statements, including prior years, are translated using the current rate method. Accordingly, the cumulative translation account included as part of accumulated other comprehensive income in shareholders’ equity under Canadian GAAP does not exist for U.S. GAAP purposes.

	(b)	Accumulated other comprehensive income (loss):

Accumulated other comprehensive income (loss) under U.S. GAAP, which resulted solely from the translation of the financial statements up to June 30, 2000, the date the Company adopted the United States dollar as its measurement currency, in accordance with the current rate method, is $(3,018) as at December 31, 2008, 2007 and 2006.

	(c)	Supplementary information:

Under U.S. GAAP, separate disclosure is required for the under mentioned item. There is no similar requirement under Canadian GAAP.

	2008	2007	2006

Advertising expense	$8,397	$59	$59

The rollforward of valuation and qualifying accounts is as follows:

	Balance, December 31, 2007	Net increase (decrease)	Balance, December 31, 2008

Allowance for doubtful accounts	$765	$(7)	$758
Inventory obsolescence	3,827	1,602	5,429
Reserve for sales returns and allowances	2,698	1,181	3,879

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

25.	Canadian/U.S. reporting differences (continued):

	(d)	FIN 48 - Accounting for tax uncertainties:

For U.S. GAAP purposes, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for income taxes recognized in a company’s financial statements in accordance with FASB statement No. 109. FIN 48 prescribes a more-likely-than-not recognition threshold for tax uncertainties. For U.S. GAAP tax purposes, unrecognized tax benefits would be classified as non-current other liabilities. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2008 and December 31, 2007, the total liability for unrecognized tax benefits was approximately $8,500 and $14,500, respectively, of which $8,500 and $8,200, respectively, would impact the annual effective rate if realized. The decrease in the liability is principally due to reductions in reserves for tax position of prior years, net of the effect of foreign exchange fluctuations and additional interest.

The Company and its subsidiaries file income tax returns with federal and provincial tax authorities within Canada. The Company’s foreign affiliates file income tax returns in various jurisdictions, the most significant of which are the United States and Hong Kong. In general, the Company is subject to examination by taxing authorities for years after 2000. The Canadian tax authorities have commenced examinations of tax returns for certain Canadian subsidiaries for the taxation years 2005 to 2006.

	(e)	SFAS No. 157 - Fair value measurements:

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

Assets measured at fair value on a recurring basis:

	Fair value measurements at reporting date using

	December 31, 2008	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Available-for-sale securities	$6,296	$6,296	$—	$—

The Company has elected to defer for one year the application of Statement No. 157 for non-financial assets and non-financial liabilities (except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis).

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

25.	Canadian/U.S. reporting differences (continued):

	(f)	Recent accounting pronouncements:

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

25.	Canadian/U.S. reporting differences (continued):

(f) Recent accounting pronouncements (continued):

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

26.	Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current year’s presentation.

27.	Subsequent events:

(a)

On February 2, 2009, the Company entered an agreement with a buyer, giving the Company the right to cause the buyer to purchase, and giving the buyer the right to cause the Company to sell, a portfolio of residual payments from merchants processing credit card-present transactions. In substance, the transaction represents the sale of a portfolio of residual payments from merchants processing credit card-present transactions for a purchase price of approximately $11 million.

The aggregate amount of monthly residuals earned on the portfolio, net of a service fee, will be set off against and will reduce the balance of the purchase price receivable. The adjusted purchase price will be increased monthly by a notional rate of interest. The Company’s right to cause the buyer to purchase (to effectively settle the purchase price) may be exercised any time on or after February 2, 2011. The buyer’s right to cause the Company to sell the portfolio (to effectively settle the purchase price) may be exercised at any time up to December 31, 2014. Under the terms of this agreement, the Company has also received a warrant, exercisable for a nominal consideration, giving the Company the right to acquire treasury shares, representing up to 3.5% of the outstanding shares of the purchaser, if the purchase price is not settled prior to specified dates.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued

Three-year period ended December 31, 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

27.	Subsequent events (continued):

(b)

On February 4, 2009, Optimal Payments Corp., a wholly-owned subsidiary of the Company, sold a portfolio of merchant processing contracts and associated sales channel contracts for a cash consideration of approximately $1,035.

(c)

On March 13, 2009, the Board of Directors approved the cancellation of all options outstanding under the Company’s stock option plan, which comprised 1,531,000 options exercisable at $4.21 per share and 3,646,356 options exercisable at $7.10 per share. The cancellation of any outstanding options and the forfeiture of the option holder’s rights thereunder are subject to, and will be effective only once the option holder has consented to such cancellation.

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

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

          Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 excluded Sablon Distribution, which we acquired on August 29, 2008 and Think Tank Toys which we acquired on July 1, 2008. Sablon Distribution and the assets and liabilities of Think Tank Toys are wholly-owned by us and their total assets and total net sales represented 12% of our consolidated total assets and less than 10% of our consolidated net sales, respectively, as of and for the year ended December 31, 2008. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission. Other than with respect to the acquisition of Sablon Distribution and Think Tank Toys, no changes in our internal control over financial reporting occurred during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

          KPMG LLP (“KPMG”), an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2008, and their report is included herein.

ITEM 9B.	OTHER INFORMATION

          We have nothing to report under this item.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The names, ages and positions of our directors and executive officers are as follows:

Name	Age	Position

Neil S. Wechsler	42	Co-Chairman, Chief Executive Officer and Director
Holden L. Ostrin	49	Co-Chairman and Director
Gary S. Wechsler, C.A.	51	Treasurer and Chief Financial Officer
O. Bradley McKenna, C.A	59	Vice-President, Administration and Human Resources
Tommy Boman(1)(2)(4)	70	Director
James S. Gertler(1)(2)(3)(4)	42	Director
Henry M. Karp	54	Director
Thomas D. Murphy(1)(2)(3)(4)	55	Director
Jonathan J. Ginns(2)(3)(4)	44	Director

(1)	Member of Compensation Committee

(2)	Member of the Nominating Committee

(3)	Member of Audit Committee

(4)	Independent Director

          The number of directors of our company is currently set at seven, divided into three classes. Messrs. N. Wechsler, Gertler and Murphy, as members of a single class of directors, have been elected to hold office until the close of our 2009 annual meeting of shareholders; and Messrs. Karp and Ginns, as members of a single class of directors, have been elected to hold office until the close of our 2010 annual meeting of shareholders; and Messrs. Ostrin and Boman, as members of a single class of directors, have been elected to hold office until the close of our 2011 annual meeting of shareholders

          Executive officers of our company are appointed annually and serve until their successors are duly appointed and qualified.

          There are no family relationships between any of our directors or executive officers, except for Neil S. Wechsler and Gary S. Wechsler, who are brothers.

          The business experience of our directors and executives officers for the past five years is as follows:

          Neil S. Wechsler has been a director and executive officer of our company since June 1995, and held other positions within the Company since 1994

          Holden L. Ostrin has been a director and executive officer of our company since June 1996.

          Gary S. Wechsler, C.A. has been the Treasurer and Chief Financial Officer of our company since May 1994.

          O. Bradley McKenna, C.A. has been the Vice-President, Administration and Human Resources of our company since June 1999, and held other positions within the Company since 1994

          Tommy Boman has been a director of our company since April 2004. Mr. Boman served as a director of Terra Payments Inc. from March 2003 until April 2004. Prior to 1998, Mr. Boman was Vice-Chairman of IMS International and President and Chief Executive Officer of IMS America, a market research company for the pharmaceutical and healthcare industries.

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

          In accordance with its written charter, the Audit Committee oversees our financial reporting process on behalf of our Board of Directors. Management has the primary responsibility for our consolidated financial statements and the overall reporting process, including our system of financial controls. In fulfilling its oversight responsibilities during fiscal 2008, the Audit Committee:

•

discussed the quarterly and year-to-date financial information contained in each quarterly earnings announcement with senior members of our financial management and KPMG, independent auditors, prior to public release;

•

reviewed our audited consolidated financial statements as of and for the year ended December 31, 2008, as well as the quarterly unaudited consolidated financial statements and earnings release with senior members of our financial management and KPMG;

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

          In addition, the Audit Committee has discussed with KPMG their independence from management and our company, including the matters in the written disclosures required by PCAOB rules regarding communications with audit committees regarding independence and other required communications, and considered whether the provision of all other non-audit services provided to us by KPMG during fiscal 2008 was compatible with the auditors’ independence.

          In reliance on the reviews and discussions referred to above and representations by management that the consolidated financial statements were prepared in accordance with Canadian and U.S. generally accepted accounting principles, the Audit Committee recommended to our Board of Directors that our consolidated financial statements be included in this annual report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the Commission. The Audit Committee selected KPMG as our independent auditors for the fiscal year ending December 31, 2009.

THE AUDIT COMMITTEE

James S. Gertler, Chairman
Jonathan J. Ginns
Thomas D. Murphy

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

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and greater than 10% stockholders are required by the Exchange Act to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the forms furnished to us, we believe that during 2008 our executive officers and directors complied with all applicable Section 16(a) filing requirements.

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

•

Salary decisions are made in light of market conditions to ensure that we offer compensation that allows us to retain the knowledge and leadership of our executives. The salary of our Co-Chairman and Chief Executive Officer, our Treasurer and Chief Financial Officer and our three other most highly compensated executive officers (being our Named Executive Officers) has been established by contract and is subject to increase from time to time at the discretion of the Board.

•

Bonus incentives are discretionary and are established from time to time by the Compensation Committee with Board approval. Bonus incentives that have in the past been offered have been tied directly to our financial performance as it relates to revenue growth and to qualitative metrics. Due to the weak economic environment, no bonus plan was approved for 2008 and no bonuses, discretionary or otherwise, were paid.

•	Equity-based compensation is designed to reward decision-making that leads to the performance of our share price and thus increases shareholder value.

Management of compensation

          The Compensation Committee ascribes to the following guiding principles in the management of compensation:

1)	Executive compensation should be designed to attract and retain the best executives for our company.

2)	To retain our best executives, we need to offer an industry competitive compensation model.

3)	Executive compensation will be evaluated along four dimensions:

	a.	Cash compensation, e.g., annual salary and bonus incentives. Bonus incentives are discretionary and are designed to reward the executive for past performance at both the individual and team level.

	b.	Equity compensation, e.g., stock options as long-term incentives. These awards are inherently performance-based as the compensation element is tied to performance of our company’s stock price.

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

4)

Compensation reviews, via either external consultants or internal analysis, should be completed in conjunction with cash compensation decision making, to ensure our model is consistent within our industry and with regulatory guidelines and trends.

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

          No options were granted under our stock option plan in 2008. In June 2008, at our annual and special meeting of shareholders, our shareholders approved an amendment to certain outstanding five-year stock options granted in April 2004 at an exercise price of $7.10 per share, to defer the expiration date of the options from April 2009 to April 2014. At the time, it was considered to be in the best interests of shareholders to defer the expiration of the 2004 Options having an exercise price of $7.10 per share, rather than to allow the 2004 Options to expire and to consider a future grant of options to certain, or all, of the holders of the 2004 Options at an exercise price that might be less than $7.10 per share.

Bonus-based compensation

          No bonus plan or arrangements were approved for 2008.

Material increase or decrease in compensation

          There were no material increases or decreases in cash compensation paid to any of the Named Executive Officers in 2008.

Performance Graph

          We have included a performance graph that compares the cumulative total shareholder return on our common shares with the Nasdaq composite Index for the five years ended December 31, 2008. The graph sets the beginning value of our common shares and the Nasdaq Composite Index at $100 and assumes that all dividends are reinvested.

Setting Executive Compensation

          The Compensation Committee considers a number of factors in setting compensation levels including peer company practices, general legal and regulatory guidelines, overall industry practices and trends, specific financial performance, personal and qualitative performance, and comparisons to overall compensation of all employees.

          Since no cash compensation decisions were made in 2008, no review of executive compensation was conducted in 2008.

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

THE COMPENSATION COMMITTEE

Thomas D. Murphy, Chairman
Tommy Boman
James Gertler

2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non- equity incentive plan compen -sation ($)	Change in pension value and non- qualified deferred compensation earnings ($)	All other compen- sation ($)		Total ($)

Neil S. Wechsler Co-	2008	1,407,129	0	0		782,973	(3)	0	0	13,176	(5)(7)	2,203,279
Chairman and Chief	2007	1,395,349	0	1,036,079	(2)	65,009	(3)	0	0	0		2,496,437
Executive Officer	2006	1,322,401	410,000	272,652		0		0	0	0		2,005,053
Holden L. Ostrin	2008	1,407,129	0	0		782,973	(3)	0	0	50,691	(5)(6)	2,240,793
Co-Chairman	2007	1,395,349	0	1,036,079	(2)	65,009	(3)	0	0	48,885		2,545,322
	2006	1,322,401	410,000	272,652		0		0	0	46,534		2,051,587
Gary S. Wechsler	2008	685,976	0	0		370,329	(3)	0	0	0	(4)	1,056,305
Treasurer and Chief	2007	680,233	0	394,697	(2)	30,337	(3)	0	0	0		1,105,267
Financial Officer	2006	644,671	285,000	103,868		0		0	0	0		1,033,539
Peter Yanofsky
President, WowWee
USA, Inc.(8)	2008	750,000	0	0		0		0	0	0	(4)	750,000
Richard Yanofsky
President, WowWee
Canada Inc.(8)	2008	750,000	0	0		0		0	0	0	(4)	750,000

(1)

We pay salary in Canadian dollars. The average exchange rate used for 2006, 2007 and 2008 used to convert these salaries into dollars were: US$1.00=Cdn$1.1343 (2006), US$1.00=Cdn$1.0750 (2007) and US$1.00=Cdn$1.0600 (2008).

(2)

Reflects the full amount of the previously unamortized accounting expense that was recognized for financial statement reporting purposes for 2007 in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”). In connection with an offer by Optimal Acquisition Inc., our subsidiary, for all the issued and outstanding shares of our then majority owned subsidiary, FireOne Group plc (based on the fair value of each FireOne share underlying the restricted share units (“RSUs”) on the date of the grant – fair value was determined to be the exercise price at the date of the grant, as the exercise price of the RSU’s was a nominal amount). As a result of that transaction, all outstanding FireOne Group plc RSUs held by our employees became vested and were paid in 2007. The actual value realized by our executives was: Mr. Neil Wechsler $409,751, Mr. Holden Ostrin $409,770 and Mr. Gary Wechsler $167,571.

(3)

Reflects the expense recognized for financial statement reporting purposes for fiscal year 2007 and 2008 in accordance with SFAS 123(R). We determined the fair value of the options issued using the Black-Scholes option pricing model with the following assumptions: Expected volatility - 56.31%, Expected life in years - 7, Risk-free interest rate - 3.74% and Expected dividend rate - 0%.

(4)	The dollar value of all perquisites and other personal benefits or property was less than $10,000.

(5)	Perquisites for both the Co-Chairman and Chief Executive Officer and the Co-Chairman include the payment of life insurance premiums. See “Executive Employment and Separation Agreements.”

(6)	The perquisites include the interest free benefit of a home loan granted in 1996 amounting to $2,782 and life insurance premiums amounting to $47,909.

(7)	The perquisites include life insurance premiums amounting to $13,176.

(8)

Mr. Peter Yanofsky and Mr. Richard Yanofsky were not named executive officers in 2006 and 2007; accordingly, only compensation for 2008 is shown in the Summary Compensation table. Mr. Peter Yanofsky has been the President of WowWee USA, Inc. since November 2007. Mr. Richard Yanofsky has been the President of WowWee Canada Inc. since November 2007.

2008 GRANTS OF PLAN - BASED AWARDS

		All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/sh)(1)	Grant Date Fair Value of Stock and Option Awards ($)(1)

Name	Grant Date(1)	Maximum (#)

Neil S. Wechsler
Co-Chairman and
Chief Executive Officer	06/25/08	0	870,000	7.10	307,110
Holden L. Ostrin
Co-Chairman	06/25/08	0	870,000	7.10	307,110
Gary S. Wechsler
Treasurer and Chief Financial Officer	06/25/08	0	420,000	7.10	148,260
Peter Yanofsky
President, WowWee USA, Inc.	—	0	0	0	0
Richard Yanofsky
President, WowWee Canada Inc.	—	0	0	0	0

(1)

In June 2008, the shareholders approved a modification to the expiry date of 3,840,041 options with an exercise price of $7.10 per share from April 29, 2009 to April 29, 2014. Since these options were vested at the date of modification, the incremental value of $1,355,535 representing the excess of the fair value of the modified option over the value of the old option immediately before its terms were modified was expensed in 2008 for financial statement reporting purposes in accordance with SFAS 123(R). We determined the fair value of the modified options using the Black-Scholes option pricing model with the following assumptions: Expected volatility - 42.91%, Expected life in years - 6, Risk-free interest rate - 3.61% and Expected dividend rate - 0%.

(2)	This represents the options (originally issued April 2004) that were modified (see footnote No. 1 above). No new options were issued.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END – DECEMBER 31, 2008

	Option awards					Stock awards

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities under- lying unexer- cised options (#) Unexerci- sable		Option exercise price ($) USD	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Neil S. Wechsler
Co-Chairman and	187,500	187,500	(1)	4.21	November 12, 2014	0	0	0	0
Chief Executive Officer	870,000	0		7.10	April 29, 2014	0	0	0	0
Holden L. Ostrin	187,500	187,500	(1)	4.21	November 12, 2014	0	0	0	0
Co-Chairman	870,000	0		7.10	April 29, 2014	0	0	0	0
Gary S. Wechsler
Treasurer and Chief	87,500	87,500	(1)	4.21	November 12, 2014	0	0	0	0
Financial Officer	420,000	0		7.10	April 29, 2014	0	0	0	0
Peter Yanofsky
President
WowWee USA, Inc.	0	0		0	—	0	0	0	0
Richard Yanofsky
President
WowWee Canada Inc.	0	0		0	—	0	0	0	0

(1)	These options will be exercisable on November 12, 2009.

OPTION EXERCISES AND STOCK VESTED DURING 2008

	Option Awards		Stock Awards

Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)

Neil S. Wechsler Co-Chairman and Chief Executive Officer	0	0	0	0
Holden L. Ostrin Co-Chairman	0	0	0	0
Gary S. Wechsler Treasurer and Chief Financial Officer	0	0	0	0
Peter Yanofsky President WowWee USA, Inc.	0	0	0	0
Richard Yanofsky President WowWee Canada Inc.	0	0	0	0

NONQUALIFIED DEFERRED COMPENSATION FOR 2008

          There was no nonqualified deferred compensation for 2008.

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

          If we terminate Mr. Wechsler’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, (i) we will pay to him a lump sum amount equal to two times the sum of the highest salary and bonus paid to him during the term of his employment – as at December 31, 2008, this amount would have totaled $3,327,340, (ii) all options held by him shall become immediately exercisable and we will compensate him for the determined value of his options if he is required by the terms of our option plan to exercise his options before their expiry date due to the termination of his employment – as at December 31, 2008, the exercise price of all options was greater than the market price therefore no amount would be payable, (iii) the term insurance, for which we have been reimbursing premiums, will be converted to a level deposit premium insurance policy to age 80, for which we will pay the premiums – as at December 31, 2008, the total premium for such a policy would have amounted to $1,196,321, and (iv) we will acquire medical insurance coverage for Mr. Wechsler and his family for a period of five years, equivalent to the coverage already enjoyed by him as a senior officer of our company – as at December 31, 2008, the cost of such coverage would have been $26,010. Mr. Wechsler’s agreement also provides for the forgiveness of any indebtedness of his to the company if he leaves the employment of our company for any reason – as at December 31, 2008, Mr. Wechsler was not indebted to our company.

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

          If we terminate Mr. Ostrin’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, (i) we will pay to him a lump sum amount equal to two times the sum of the highest salary and bonus paid to him during the term of his employment – as at December 31, 2008, this amount would have totaled $3,327,340, (ii) all options held by him shall become immediately exercisable and we will compensate him for the determined value of his options if he is required by the terms of our option plan to exercise his options before their expiry date due to the termination of his employment – as at December 31, 2008, the exercise price of all options was greater than the market price therefore no amount would be payable, (iii) the term insurance, for which we have been reimbursing premiums, will be converted to a level deposit premium insurance policy to age 80, for which we will pay the premiums – as at December 31, 2008, the total premium for such a policy would have amounted to $1,493,456, and (iv) we will acquire medical insurance coverage for Mr. Ostrin and his family for a period of five years, equivalent to the coverage already enjoyed by him as a senior officer of our company – as at December 31, 2008, the cost of such coverage would have been $26,010. Mr. Ostrin’s agreement also provides for the forgiveness of any indebtedness of his to the company if he leaves the employment of our company for any reason – as at December 31, 2008, Mr. Ostrin was indebted to our company in the amount of $55,665 on account of a home loan granted to him in 1996.

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

          If we terminate Mr. Wechsler’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, (i) we will pay to him a lump sum amount equal to two times the sum of the highest salary and bonus paid to him during the term of his employment – as at December 31, 2008, this amount would have totaled $1,806,732, (ii) all options held by him shall become immediately exercisable and we will compensate him for the determined value of his options if he is required by the terms of our option plan to exercise his options before their expiry date due to the termination of his employment – as at December 31, 2008, the exercise price of all options was greater than the market price therefore no amount would be payable, and (iii) the term insurance, for which we have been reimbursing premiums, will be converted to a level deposit premium insurance policy to age 80, for which we will pay the premiums – as at December 31, 2008, the total premium for such a policy would have amounted to $966,019. Mr. Wechsler’s agreement also provides for the forgiveness of any indebtedness of his to the company if he leaves the employment of our company for any reason – as at December 31, 2008, Mr. Wechsler was not indebted to our company.

          Mr. Wechsler’s agreement also contains a covenant on the part of Mr. Wechsler not to compete with our company for a period of 24 months following the date upon which he ceases to be an employee of our company.

Peter Yanofsky

          Our agreement with Mr. Yanofsky was entered into on November 7, 2007. Under the terms of his agreement, Mr. Yanofsky receives a minimum annual salary and shall be entitled to participate in any bonus plan for senior executives that might be established by our Board of Directors.

          If we terminate Mr. Yanofsky’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, we will pay to him a lump sum amount equal to his then current annual salary - as at December 31, 2008, this amount would have totaled $750,000.

          Mr. Yanofsky’s agreement also contains a covenant on the part of Mr. Yanofsky not to compete with our company for a period of 12 months following the date upon which he ceases to be an employee of our company.

Richard Yanofsky

          Our agreement with Mr. Yanofsky was entered into on November 7, 2007. Under the terms of his agreement, Mr. Yanofsky receives a minimum annual salary and shall be entitled to participate in any bonus plan for senior executives that might be established by our Board of Directors.

          If we terminate Mr. Yanofsky’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, we will pay to him a lump sum amount equal to his then current annual salary - as at December 31, 2008, this amount would have totaled $750,000.

          Mr. Yanofsky’s agreement also contains a covenant on the part of Mr. Yanofsky not to compete with our company for a period of 12 months following the date upon which he ceases to be an employee of our company.

Compensation of Directors

          For 2008 each of our non-executive directors receives an annual Board retainer of $40,000 and $1,000 for each Board meeting attended. Those of our non-executive directors who serve as members of a committee of our Board of Directors receive additional compensation as follows: for service as member of either the audit committee or the compensation committee, an annual retainer of $3,000 per committee plus $1,000 for each committee meeting attended, and for service as member of the nominating committee, an annual retainer of $2,000 plus $1,000 for each committee meeting attended. In addition to their annual committee retainers, the chairmen of the audit and compensation committees each receive an annual retainer of $4,000 and the chairman of the nominating committee receives an annual retainer of $1,000. For 2009, a non-executive director who fails to attend in person at least 50% of the quarterly Board meetings shall receive an annual Board retainer of only $20,000. In addition, the four non-executive directors shall be members of the Nominating Committee and no retainer or meeting fees shall be payable to them in such capacity.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash		Stock Awards ($)	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)		Total ($)
Tommy Boman	2008	$53,000		0	$57,104		0	0	0		$110,104
James S. Gertler	2008	$62,000		0	$57,104		0	0	0		$119,104
Jonathan J. Ginns	2008	$51,000		0	$57,104		0	0	0		$108,104
Henry M. Karp	2008	$43,000		0	$152,276		0	0	0		$195,276
Thomas D. Murphy	2008	$58,000		0	$57,104		0	0	0		$115,104
Sydney Sweibel (2)	2008	$55,000		0	0	(4)	0	0	0		$55,000
Stephen J. Shaper (2)	2008	0	(3)	0	0	(4)	0	0	209,483	(3)	$209,483

(1)

This reflects the expense recognized for financial statement reporting purposes for 2008 in accordance with SFAS 123(R) for grants during 2007. Each of Messrs. Boman, Gertler, Ginns, Murphy, Sweibel and Shaper received 45,000 stock options with a grant date fair value of $113,895 and Mr. Karp received 120,000 stock options with a grant date fair value of $303,720; the options were issued on November 12, 2007 and will vest in equal installments on the each of the first two anniversaries of the grant. We determined the fair value using the Black-Scholes option pricing model with the following assumptions: Expected volatility - 56.31%, Expected life in years - 7, Risk-free interest rate - 3.74% and Expected dividend rate - 0%.

(2)	On November 5, 2008, Mr. Shaper and Mr. Sweibel resigned from the Board of Directors.

(3)

Mr. Shaper was an employee of our company until September 30, 2008 and earned no separate director fees in 2008. His salary for the year was $9,962 and a company that he controls also provided consulting services to the company for total fees in 2008 of $199,521.

(4)	Mr. Shaper and Mr. Sweibel’s stock options were not vested at the time of their departure and therefore no expense is recognized for 2008 in accordance with SFAS 123(R).

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

          Upon its establishment, 3,000,000 common shares were authorized for issuance pursuant to options granted under the 1997 Plan. In each of 2000 and 2001, shareholders approved an additional 3,000,000 shares for issuance under the 1997 Plan. As at February 28, 2009, 3,246,028 common shares had been issued under the 1997 Plan and 5,206,464 options were outstanding under the 1997 Plan, leaving 547,508 common shares available for issuance pursuant to future option grants under the 1997 Plan.

          In accordance with the terms of our January 20, 2004 combination agreement with Terra Payments, pursuant to which we acquired Terra Payments on April 6, 2004, we assumed all of the options outstanding under the Terra Payments share option plan, which now represent options to purchase common shares. As at February 28, 2009, 399,067 common shares had been issued upon the exercise of Terra Payments options and an additional 63,618 common shares underlie the outstanding balance of the Terra Payments options.

Equity Compensation Plan Information

          The following table sets forth the number of common shares to be issued upon exercise of outstanding options, rights and warrants issued pursuant to our equity compensation plans, the weighted average exercise price of such options, rights and warrants and the number of common shares remaining available for future issuance under our equity compensation plans, all as at December 31, 2008.

          Our Board of Directors has approved the cancellation of all options outstanding under our stock option plan. The cancellation of any outstanding options and the forfeiture of the option holder’s rights there under are subject to, and will become effective only once the option holder has consented to the cancellation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights ($/Share)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)

Equity compensation plans approved by security holders (1)	5,471,874	6.24		282,098
Equity compensation plans not approved by security holders (2)	134,113	7.43		Nil
Equity compensation plans not approved by security holders (2)	54,384	Cdn$10.92		Nil

Total	5,660,371	6.29	(3)	282,098

(1)	The 1997 Plan (referred to under “Executive Compensation – Options to Purchase Securities,” above), is our only equity compensation plan that has been approved by shareholders.

(2)

Our only equity compensation plan not approved by our shareholders is the share option plan of Terra Payments, which we assumed in accordance with the terms of our acquisition of Terra Payments on April 6, 2004.

(3)

The figure includes the weighted average exercise price of 54,384 share purchase options having a Canadian dollar exercise price which was converted at the closing rate on December 31, 2008 of US$1.00=Cdn$1.2180.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth, as of February 28, 2009, certain information regarding the beneficial ownership of our common shares by (i) each person known to us to be a beneficial owner of more than 5% of the common shares of our company, (ii) each director and Named Executive Officer of our company and (iii) all directors and executive officers of our company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership in Optimal Group		Percent of Ownership in Optimal Group

Hans-Martin Rϋter Abteistrasse 25 20149 Hamburg, Germany	2,381,739	(1)	9.25%
William Blair & Company LLC 222 West Adam Street Chicago, IL 60606	1,871,648	(2)	7.27%
Renaissance Technologies LLC 800 Third Avenue New York, NY 10022	1,810,300	(3)	7.03%
River Road Asset Management, LLC 462 S. 4th Street, Suite 1600 Louisville, KY 40202	1,647,030	(4)	6.40%
Neil S. Wechsler 3500 de Maisonneuve Blvd West, 8th Floor, Westmount, PQ, H3Z 3C1	1,203,107	(5)	4.45%
Holden L. Ostrin 3500 de Maisonneuve Blvd West, 8th Floor, Westmount, PQ, H3Z 3C1	1,200,357	(5)	4.44%
Henry M. Karp 3500 de Maisonneuve Blvd West, 8th Floor, Westmount, PQ, H3Z 3C1	1,072,857	(6)	3.99%
Gary S. Wechsler 3500 de Maisonneuve Blvd West, 8th Floor, Westmount, PQ, H3Z 3C1	700,357	(7)	2.67%
Peter Yanofsky 875 Prospect Street, 2nd Floor, La Jolla, CA 92037	583,112	(8)	2.26%
Richard Yanofsky 3500 de Maisonneuve Blvd West, 8th Floor, Westmount, PQ, H3Z 3C1	583,112	(8)	2.26%
James S. Gertler 62 West 62nd Street New York, NY, 10023	109,050	(9)	**
Jonathan J. Ginns 1133 Connecticut Avenue, NW Suite 700, Washington, DC, 200036	92,500	(10)	**
Thomas D. Murphy 1208 Highcrest Lane, Colorado Springs, CO, 80921	81,459	(11)	**
Tommy Boman 30 Oyster Landing Road, Hilton Head, SC, 29928	60,672	(12)	**
All directors and executive officers as a group (9 persons)	4,650,859	(13)	15.63%

**	Does not exceed one percent (1%)

(1)

The address of this beneficial owner is Abteistrasse 25, 20149 Hamburg, Germany. According to the Schedule 13D, dated January 22, 2009, filed with the United States Securities and Exchange Commission by this beneficial owner, Hans-Martin Rüter holds sole voting power and sole dispositive power over all 2,381,739 shares. The information in this table is based exclusively on the most recent Schedule 13D filed by this beneficial owner with the United States Securities and Exchange Commission. We make no representation as to the accuracy or completeness of the information reported.

(2)

The address of this beneficial owner is 222 West Adam Street, Chicago, IL 60606. According to the Schedule 13G/A, dated January 12, 2009, filed with the United States Securities and Exchange Commission by this beneficial owner, William Blair & Company, L.L.C. is a broker dealer and investment advisor holding sole voting and sole dispositive power over all 1,871,648 shares. The information in this table is based exclusively on the most recent Schedule 13G/A filed by this beneficial owner with the United States Securities and Exchange Commission. We make no representation as to the accuracy or completeness of the information reported.

(3)

The address of this beneficial owner is 800 Third Avenue, New York, NY, 10022. According to the Schedule 13G/A, dated February 13, 2009, filed with the United States Securities and Exchange Commission by Renaissance Technologies LLC and James H. Simons, Renaissance Technologies LLC is an investment advisor and James H. Simons is a control person of Renaissance Technologies LLC. Each of Renaissance Technologies LLC and James H. Simons has sole voting power and sole dispositive power over 1,810,300 shares. The information in this table is based exclusively on the most recent Schedule 13G/A filed by these beneficial owners with the United States Securities and Exchange Commission. We make no representation as to the accuracy or completeness of the information reported.

(4)

The address of this beneficial owner is 462 S. 4th Street, Suite 1600, Louisville, KY 40202. According to the Schedule 13G, dated February 17, 2009, filed with the United States Securities and Exchange Commission by this beneficial owner, River Road Asset Management, LLC is an investment advisor holding sole voting power over 1,181,250 shares and sole dispositive power over all 1,647,030 shares. The information in this table is based exclusively on the most recent Schedule 13G filed by this beneficial owner with the United States Securities and Exchange Commission. We make no representation as to the accuracy or completeness of the information reported.

(5)	Includes 1,057,500 common shares underlying vested options. Excludes 187,500 common shares underlying unvested options.

(6)	Includes 930,000 common shares underlying vested options. Excludes 60,000 common shares underlying unvested options.

(7)	Includes 507,500 common shares underlying vested options. Excludes 87,500 common shares underlying unvested options.

(8)	Includes 93,480 commons shares underlying vested warrants. Excludes 93,480 common shares underlying unvested warrants.

(9)	Includes 108,750 common shares underlying vested options. Excludes 22,500 common shares underlying unvested options.

(10)	Includes 92,500 common shares underlying vested options. Excludes 22,500 common shares underlying unvested options.

(11)	Includes 76,459 common shares underlying vested options. Excludes 22,500 common shares underlying unvested options.

(12)	Includes 57,500 common shares underlying vested options. Excludes 22,500 common shares underlying unvested options.

(13)	Includes 4,005,209 common shares underlying vested options. Excludes 620,000 common shares underlying unvested options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Mr. Stephen Shaper provided us with consulting services and, as a result, in 2008 we incurred approximately $199,521 (2007 - $260,000) to Middlemarch Capital Corporation, a company under his control. Effective September 30, 2008, we no longer used his consulting services.

          Our Board of Directors has not adopted a formal policy pertaining to the review, approval and ratification of related party transactions.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          Upon the recommendation of our Audit Committee, our shareholders appointed KPMG as our independent auditors for the fiscal year ended December 31, 2008.

Fees Incurred by our Company for KPMG

          The following table shows the fees paid or accrued by our company for the audit and other services provided by KPMG for fiscal 2008 and 2007(1).

	2008	2007

Audit Fees(2)	$814,151	$984,884
Audit-Related Fees(3)	23,964	48,788
Tax Fees(4)	121,266	56,651
All Other Fees(5)	65,608	134,219

Total	$1,024,990	$1,224,542

(1)	We pay fees to KPMG in Canadian dollars. The respective average exchange rates for 2008 and 2007 used to convert these fees into dollars were: US$1.00=Cdn$1.060 (2008) and US$1.00=Cdn$1.0750 (2007).

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

          The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent auditors and associated fees up to a maximum for any one non-audit service of $50,000, provided that the Chairman shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting. The Audit Committee has also delegated to our Chief Financial Officer the authority to pre-approve the following non-audit services to be performed by our independent auditors, provided that the Chief Financial Officer shall report any decisions to pre-approve such non-audit services and fees to the full Audit Committee at its next regular meeting: tax advisory services of up to Cdn$60,000 during each fiscal year, provided that no individual mandate is estimated by our independent auditors to cost in excess of Cdn$20,000; acquisition-related financial due diligence services of up to Cdn$150,000 during each fiscal year, provided that no individual mandate is estimated by our independent auditors to cost in excess of Cdn$25,000; and, other, general services of up to Cdn$60,000 during each fiscal year, provided that no individual mandate is estimated by our independent auditors to cost in excess of Cdn$10,000. Approximately 69% of the audit-related and non-audit services performed by our independent auditors in 2008 were approved by the Chairman of the Audit Committee or our Chief Financial Officer through the pre-approval policies.

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

10.16

Employment Agreement with Douglas P. Lewin (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 15, 2007)

10.17

Amendment to Employment Agreement with Douglas P. Lewin (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 15, 2007)

10.18

Employment Agreement with Benjamin A. Dalfen (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 15, 2007)

10.19

Asset Purchase Agreement dated September 26, 2007 among Optimal Group Inc., Wow Wee Limited, Wow Wee Group Company, WowWee Marketing, Inc., Power Assets Pacific Ltd., Richard Yanofsky, Peter Yanofsky, David Goldhar, and Eric Lau Tung Ching (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on October 2, 2007)

10.20

Amendment dated as of November 7, 2007 to Asset Purchase Agreement dated September 26, 2007 among Optimal Group Inc., Wow Wee Limited, Wow Wee Group Company, WowWee Marketing, Inc., Power Assets Pacific Ltd., Richard Yanofsky, Peter Yanofsky, David Goldhar, and Eric Lau Tung Ching (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on November 13, 2007)

10.21

Asset Purchase Agreement among Optimal Payments Inc., Optimal Payments Limited, Optimal Payments (Ireland) Limited, Optimal Payments Corp. and 7012985 Canada Inc., on its behalf and/or that of a designee, with the interventions of Card One Plus Ltd. and Optimal Group Inc., dated August 5, 2008 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on August 11, 2008)

10.22

Amendment dated as of September 30, 2008 to Asset Purchase Agreement among Optimal Payments Inc., Optimal Payments Limited, Optimal Payments (Ireland) Limited, Optimal Payments Corp. and 7012985 Canada Inc., on its behalf and/or that of a designee, with the interventions of Card One Plus Ltd. and Optimal Group Inc., dated August 5, 2008 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on October 7, 2008)

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

March 13, 2009	Optimal Group Inc.

	By:	/s/ NEIL S. WECHSLER

Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GARY S. WECHSLER

Gary S. Wechsler, Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 13, 2009	By:	/s/ NEIL S. WECHSLER

Neil S. Wechsler, Director

March 13, 2009	By:	/s/ HOLDEN L. OSTRIN

Holden L. Ostrin, Director

March 13, 2009	By:	/s/ TOMMY BOMAN

Tommy Boman, Director

March 13, 2009	By:	/s/ JAMES S. GERTLER

James S. Gertler, Director

March 13, 2009	By:	/s/ JONATHAN J. GINNS

Jonathan J. Ginns, Director

March 13, 2009	By:	/s/ HENRY M. KARP

Henry M. Karp, Director

March 13, 2009	By:	/s/ THOMAS D. MURPHY

Thomas D. Murphy, Director