Form 10-Q
period 2009-03-31
OPTIMAL GROUP INC
filed 2009-05-08
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

At May 8, 2009 the registrant had 25,742,223 common shares designated as Class “A” shares (without nominal or par value) outstanding.

OPTIMAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements of

(Unaudited)

OPTIMAL GROUP INC.

Three months ended March 31, 2009 and 2008

(expressed in U.S. dollars)

OPTIMAL GROUP INC.

Condensed Consolidated Financial Statements

Three months ended March 31, 2009 and 2008

(expressed in U.S. dollars)

Financial Statements

Condensed Consolidated Balance Sheets	4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss	5
Unaudited Condensed Consolidated Statements of Shareholders’ Equity	6
Unaudited Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

OPTIMAL GROUP INC.
Condensed Consolidated Balance Sheets

March 31, 2009 and December 31, 2008
(expressed in thousands of U.S. dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$31,318	$32,849
Short-term investments	-	6,296
Accounts and other receivables (net of allowance for doubtful accounts of $1,018; 2008 - $758)	6,367	24,169
Current portion of balance of sale receivable	2,366	-
Inventories	20,800	19,364
Prepaid expenses and deposits	965	1,817
Current assets related to discontinued operations	3,847	4,358
	65,663	88,853

Balance of sale receivable	8,000	-
Property and equipment	4,354	4,219
Intangible assets	42,515	45,109
Long-term assets related to discontinued operations (note 9 (c))	19,183	30,837

	$139,715	$169,018
Liabilities and Shareholders’ Equity
Current liabilities:
Bank indebtedness	$7,024	$11,547
Accounts payable and accrued liabilities	23,494	34,518
Current portion of long-term debt	962	1,010
Income taxes payable	642	1,370
Future income taxes	838	838
Current liabilities related to discontinued operations	4,789	6,403
	37,749	55,686

Future income taxes	6,754	6,965
Long-term debt	1,868	2,005
Long-term liabilities related to discontinued operations	10,831	10,871

Shareholders’ equity:
Share capital	252,488	252,488
Warrants	2,696	2,696
Additional paid-in capital	65,630	64,173
Deficit	(235,284)	(222,849)
Accumulated other comprehensive loss	(3,017)	(3,017)
	82,513	93,491
Contingencies and guarantees (note 9)
	$139,715	$169,018

See accompanying notes to unaudited condensed consolidated financial statements.

4

OPTIMAL GROUP INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

Three months ended March 31, 2009 and 2008
(expressed in thousands of U.S. dollars, except per share amounts)

	2009	2008

Revenues	$2,129	$4,900
Other revenues (note 11 (d))	863	9,859

Expenses:
Cost of sales	1,462	3,710
Selling, general and administrative	8,660	6,316
Research and development	659	618
Operating leases	277	237
Amortization (note 11 (f))	3,363	3,617
Stock-based compensation pertaining to selling, general and administrative	1,457	515
Transaction processing costs	-	8,802

Loss from continuing operations before undernoted item	(12,886)	(9,056)

Other income	245	446

Loss from continuing operations before income tax provision (recovery)	(12,641)	(8,610)

Income tax provision (recovery)	127	(564)

Net loss from continuing operations	(12,768)	(8,046)

Net earnings from discontinued operations, net of income taxes (note 3 (b))	333	-

Net loss and comprehensive loss	$(12,435)	$(8,046)

Weighted average number of shares:
Basic and diluted	25,742,223	25,130,853

(Loss) earnings per share:
Continuing operations:
Basic and diluted	(0.49)	(0.32)
Discontinued operations:
Basic and diluted	0.01	-
Net:
Basic and diluted	(0.48)	(0.32)

See accompanying notes to unaudited condensed consolidated financial statements.

5

OPTIMAL GROUP INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Three months ended March 31, 2009 and 2008
(expressed in thousands of U.S. dollars)

						Accu-
						mulated
				Addi-		other
				tional		compre-
	Class “A” shares			paid-in		hensive
	Number	Dollars	Warrants	capital	Deficit	loss	Total

Balance, December 31, 2008	25,742,223	$252,488	$2,696	$64,173	$(222,849)	$(3,017)	$93,491

Stock-based compensation	-	-	-	1,457	-	-	1,457

Net loss	-	-	-	-	(12,435)	-	(12,435)

Balance, March 31, 2009	25,742,223	$252,488	$2,696	$65,630	$(235,284)	$(3,017)	$82,513

Balance, December 31, 2007	25,983,148	$254,454	$2,696	$59,418	$(111,846)	$(3,017)	$201,705

Cancellation of shares pursuant to
stock buyback program	(103,660)	(846)	-	523	-	-	(323)

Stock-based compensation	-	-	-	571	-	-	571
Net loss	-	-	-	-	(8,046)	-	(8,046)

Balance, March 31, 2008	25,879,488	$253,608	$2,696	$60,512	$(119,892)	$(3,017)	$193,907

See accompanying notes to unaudited condensed consolidated financial statements.

6

OPTIMAL GROUP INC.
Condensed Consolidated Statementsof Cash Flows
(Unaudited)

Three months ended March 31, 2009 and 2008
(expressed in thousands of U.S. dollars)

	2009	2008

Cash flows (used in) from operating activities:
Net loss	$(12,435)	$(8,046)
Deduct earnings from discontinued operations	(333)	-
Net loss from continuing operations	(12,768)	(8,046)

Adjustments for items not affecting cash:
Amortization	3,363	3,617
Future income taxes	(211)	(906)
Stock-based compensation	1,457	515
Foreign exchange	(346)	84
Net change in operating assets and liabilities (note 11 (a))	5,016	(1,367)
	(3,489)	(6,103)
Operating cash flows from (used in) discontinued operations	(606)	500
	(4,095)	(5,603)

Cash flows (used in) from financing activities:
Decrease in bank indebtedness	(4,105)	-
Repayment of long-term debt	(40)	-
Repurchase of Class “A” shares	-	(323)
	(4,145)	(323)

Cash flows (used in) from investing activities:
Purchase of property, equipment and intangible assets	(451)	(1,233)
Net proceeds from maturity of short-term investments	6,296	5,776
Proceeds from disposition of payment processing businesses	1,035	-
Proceeds from balance of sale receivable	106	-
Transaction costs related to business acquisitions and disposals	(58)	-
	6,928	4,543
Investing cash flows used in discontinued operations	-	(84)
	6,928	4,459

Effect of exchange rate changes on cash and cash equivalents during the period	(219)	(24)

Net decrease in cash and cash equivalents	(1,531)	(1,491)

Cash and cash equivalents, beginning of period	32,849	47,193

Cash and cash equivalents, end of period	$31,318	$45,702

Supplemental cash flow information (note 11)

See accompanying notes to unaudited condensed consolidated financial statements.

7

OPTIMAL GROUP INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

1.	Nature of operations:

These condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods. With the exception of changes referred to in note 2, these interim condensed consolidated financial statements follow the same accounting policies and methods of their application as described in note 4 and note 25 to the annual audited consolidated financial statements for the year ended December 31, 2008. The interim condensed consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual audited consolidated financial statements of Optimal Group Inc. (the “Company”) as at and for the year ended December 31, 2008.

The Company’s revenues and expenses are subject to seasonal variations. The results of operations and cash flows for any interim period are not necessarily indicative of the results or cash flows for an entire year.

All amounts in the attached notes are unaudited unless otherwise specifically identified.

2.	Changes in accounting policies:
(a)	New accounting policies:

Effective January 1, 2009, the Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) with a reconciliation to Canadian GAAP as described in note 14. The comparative periods have also been prepared and presented pursuant to U.S. GAAP. Previously, the Company’s accounting principles conformed to Canadian GAAP and reconciled differences with U.S. GAAP through its financial statement disclosures. There was no effect on the Company’s results for 2009 and 2008 as a consequence of this change.

OPTIMAL GROUP INC.

Notes to Condensed Consolidated Financial Statements, Continued

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

2.	Changes in accounting policies (continued):
(a)	New accounting policies (continued):

SFAS No. 141R - Business combinations:

Effective January 1, 2009, the Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations on a prospective basis. This standard is a revised standard on accounting for business combinations. For a summarized description of the major changes to accounting for business combinations, refer to note 25 (f) of the annual consolidated financial statements. The adoption of this standard did not have an impact on the Company’s results as there were no business acquisitions in the three-month period ended March 31, 2009.

SFAS No. 160 - Non-controlling interest in consolidated financial statements:

Effective January 1, 2009, the Company adopted SFAS No. 160, Non-controlling interest in consolidated financial statements. This standard is a revised standard on accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. For a summarized description of the major changes resulting from this standard, refer to note 25 (f) of the annual consolidated financial statements.

SFAS No. 160 is applied prospectively to all non-controlling interests, including any that arose before the effective date. The adoption of this standard did not have an impact on the Company’s results.

SFAS No. 161 - Disclosures about derivative instruments and hedging activities, an amendment to FASB Statement No. 133:

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about derivative instruments and hedging activities, an amendment to FASB Statement No. 133. This standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features on derivative agreements. The adoption of this standard did not have an impact on the Company’s disclosures.

SFAS No. 162 - The hierarchy of generally accepted accounting principles and SFAS 163 - Accounting for financial guarantee insurance contracts:

Effective January 1, 2009, the Company adopted SFAS No. 162, The hierarchy of generally accepted accounting principles, and SFAS No. 163, Accounting for financial guarantee insurance contracts. The adoption of these standards did not have an impact on the Company’s results.

OPTIMAL GROUP INC.

Notes to Condensed Consolidated Financial Statements, Continued

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

2.	Changes in accounting policies (continued):
(b)	Recent accounting pronouncements:

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. SFAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. SFAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. SFAS 157-4 to have a material effect on its financial statements.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. SFAS 115-2”). FSP No. SFAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP No. SFAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. SFAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. SFAS 115-2 to have a material effect on its financial statements.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. SFAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. SFAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. SFAS 107-1 and APB 28-1 to have a material effect on its financial statements.

(c)

The Accounting Standards Board of the Canadian Institute of Chartered Accountants (“CICA”) has announced its decision to require all publicly accountable enterprises to report under International Financial Reporting Standards (IFRS) for the years beginning on or after January 1, 2011. However, the Company is a domestic registrant in the U.S. and therefore files its financial statements in accordance with U.S. GAAP. As such, the Company has decided not to report under IFRS by 2011 and to continue reporting under U.S. GAAP. In August 2008, the SEC issued a roadmap for the potential convergence to IFRS for U.S. domestic registrants. The proposal stipulates that the SEC will decide in 2011 whether to move forward with the convergence to IFRS with the transition beginning in 2014. Should the SEC adopt such a proposal, the Company will convert its reporting to IFRS at such time.

OPTIMAL GROUP INC.

Notes to Condensed Consolidated Financial Statements, Continued

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business acquisitions and disposals:
(a)	Acquisitions:

On August 29, 2008, the Company acquired all the outstanding shares of Sablon Distribution S.A. (“Sablon”), a Belgium-based toy distributor operating in the Benelux countries, France and Germany. In July 2008, the Company purchased certain assets and liabilities of a toy operation based in New York, USA.

The total purchase price for both acquisitions was $8,502, consisting of cash consideration paid of $6,557 and transaction costs of $271 and, in connection with the Sablon acquisition, additional consideration payable of approximately $1,674 (EUR 1,200). Additional consideration is also payable in each of 2009 and 2010 based on the consolidated net revenues of Sablon in these years. In connection with the second acquisition, the agreement provides for an additional payment payable upon the achievement of defined financial milestones. Any additional contingent consideration paid for these acquisitions will be accounted for as goodwill. No additional consideration has been paid in the period for these acquisitions.

The acquisitions were accounted for using the purchase method, and the results were consolidated with those of the Company from the dates of acquisition. The Company has allocated the purchase prices on a preliminary basis to the assets acquired and the liabilities assumed based on management’s best estimate of their fair values and taking into account all relevant information available at that time. Since the Company is still in the process of finalizing the valuation of identifiable intangible assets as well as other assets acquired and liabilities assumed at the dates of acquisition, the allocation of the purchase price is subject to change. The Company expects to finalize the allocation of the purchase price during 2009 and any changes will be disclosed when finalized.

OPTIMAL GROUP INC.

Notes to Condensed Consolidated Financial Statements, Continued

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business acquisitions and disposals (continued):
(b)	Disposals:
(i)	2009 disposals:

Sale of Payment Processing Portfolios:

On February 2, 2009, the Company entered into an agreement with a buyer, giving the Company the right to cause the buyer to purchase, and giving the buyer the right to cause the Company to sell, a portfolio of residual payments from merchants processing credit card-present transactions. In substance, the transaction represents the sale of a portfolio of residual payments from merchants processing credit card-present transactions for proceeds of approximately $11,000.

The aggregate amount of monthly residuals earned on the portfolio, net of a service fee, will be set off against and will reduce the balance of sale receivable. The agreement established that the calculation be based on the results of this portfolio from November 2008 onwards. The adjustment of $1,077 for the amount earned between November 2008 to the transaction date is reflected as a reduction to the proceeds. The discounted balance of sale receivable will be increased monthly by a rate of interest of 1 % per month. The interest income earned on the balance of sale receivable is included in other income on the condensed consolidated statement of operations and comprehensive loss. The Company’s right to cause the buyer to purchase (to effectively settle the balance of sale) may be exercised any time on or after February 2, 2011. The buyer’s right to cause the Company to sell the portfolio (to effectively settle the balance of sale) may be exercised at any time up to December 31, 2014. Under the terms of this agreement, the Company has also received a warrant, exercisable for a nominal consideration, giving the Company the right to acquire treasury shares, representing up to 3.5% of the outstanding shares of the purchaser, if the purchase price is not settled prior to specified dates.

Effective February 4, 2009, the Company sold a portfolio of merchant processing contracts and associated sales channel contracts for a cash consideration of approximately $1,035.

(ii)	2008 disposals:

Sale of Canadian Card-Present and Card-Not-Present businesses:

During fiscal 2008, the Company sold substantially all of the payment processing assets that were used exclusively in the business of processing payments for “card-not-present” transactions and substantially all of the payment processing assets that were used exclusively in the business of processing payments for Canadian card-present business. In connection with the second transaction, additional proceeds of $500 may be received by the Company based on the achievement of certain earnings goals by the purchaser. No additional consideration has been received in the period for this disposition.

OPTIMAL GROUP INC.

Notes to Condensed Consolidated Financial Statements, Continued

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business acquisitions and disposals (continued):
(b)	Disposals (continued):

The results of operations for these disposed businesses are included in discontinued operations in the condensed consolidated statements of operations and comprehensive loss, and the remaining assets and liabilities of these segments are classified as discontinued in the consolidated balance sheets.

The following table summarizes the book value of the assets and liabilities relating to the businesses sold:

	March 31, 2009	December 31, 2008

Current assets:
Cash and short-term investments held in reserve	$-	$6,010
Settlement assets	-	1,679
Accounts receivable	160	3,622
Inventories	74	12
Prepaid expenses and deposits	-	215
	234	11,538

Long-term assets:
Property and equipment	72	738
Intangible assets	11,286	811
	11,358	1,549

Current liabilities:
Accounts payable and accrued liabilities	-	4,169
Customer reserves and security deposits	-	7,868
	-	12,037

Net assets sold	11,592	1,050

Proceeds from sale, net of transaction cost of $58 and adjustments of $1,019 ($312 in 2008)	10,958	8,188

Net (loss) gain on sale of net assets	$(634)	$7,138

OPTIMAL GROUP INC.

Notes to Consolidated Financial Statements, Continued

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business acquisitions and disposals (continued):
(b)	Disposals (continued):

The summarized results of operations of the businesses disposed of are as follows:

	March 31, 2009	March 31, 2008

Revenues	$1,440	$16,492

Loss before income tax	(474)	(152)

Net earnings from discontinued operations	967	-

Net loss on disposal of net assets	(634)	-

Net earnings from discontinued operations	$333	$-

The results of operations include management assumptions and adjustments related to cost allocations, which are inherently subjective.

4.	Inventories:

	March 31, 2009	December 31, 2008

Raw materials	$9,244	$7,286
Finished goods	11,556	12,078

	$20,800	$19,364

OPTIMAL GROUP INC.

Notes to Condensed Consolidated Financial Statements, Continued

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Intangible assets:

March 31, 2009
	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Customer relations	$32,854	$8,901	$23,953
ISO/ISA relations	7,180	3,590	3,590
Intellectual property	5,520	2,607	2,913
Tradename	14,797	4,192	10,605
Other	2,179	725	1,454

	$62,530	$20,015	$42,515

December 31, 2008
	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Customer relations	$32,854	$7,939	$24,915
ISO/ISA relations	7,180	3,334	3,846
Intellectual property	5,520	2,147	3,373
Tradename	14,797	3,453	11,344
Other	2,184	553	1,631

	$62,535	$17,426	$45,109

OPTIMAL GROUP INC.

Notes to Condensed Consolidated Financial Statements, Continued

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

6.	Long-term debt:

	March 31, 2009	December 31, 2008

Loan payable to a selling shareholder, assumed at date of acquisition, maturing in 2011, bearing interest at 8.85% up to March 2009, and 7% thereafter (EUR 1,600)	$2,125	$2,231

Other loans, bearing interest at rates ranging from 5% to 8.85% (EUR 531)	705	784
	2,830	3,015

Less current portion	962	1,010

Long-term debt	$1,868	$2,005

7.	Share capital:

On November 5, 2008, the Board of Directors renewed its stock buyback program authorizing the Company to purchase up to 5% of its outstanding Class “A” shares on the open market through the facilities of the NASDAQ Stock Market. The 2008 program will expire on November 20, 2009. All shares purchased under the stock buyback program will be cancelled. There were no shares repurchased during the three months ended March 31, 2009.

8.	Stock options and warrants:
(a)	Optimal Group Inc.:

The Company has various stock-based incentive plans for employees and directors. A description of the plans is provided in Note 15 to the 2008 annual audited consolidated financial statements. During the three months ended March 31, 2009, the Company cancelled 4,875,209 options under the plans. This cancellation resulted in an expense of $1,486 representing the remaining unrecognized stock-based compensation cost related to the cancelled options. All approvals required for these cancellations were obtained during the period.

OPTIMAL GROUP INC.

Notes to Condensed Consolidated Financial Statements, Continued

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

8.	Stock options and warrants (continued):
(a)	Optimal Group Inc. (continued):

Details of outstanding stock options are as follows:

		Weighted
		average
		exercise
	Number of	price
	options	per share

Options outstanding December 31, 2008	5,471,874	$6.24

Expired	(425,557)	6.42

Cancelled	(4,875,209)	6.29

Options outstanding March 31, 2009	171,108	$4.47

During the three-month period ended March 31, 2009, no options were granted.

As at March 31, 2009, 171,108 (March 31, 2008 - 5,538,541) stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

The following table summarizes information about the options outstanding and exercisable at March 31, 2009:

Options outstanding				Options exercisable

Exercise price/share	Weighted average remaining contractual life (years)	Number	Weighted average exercise price per share	Number	Weighted average exercise price per share

$7.10	5.08	15,108	$7.10	15,108	$7.10
$4.21	5.63	156,000	4.21	78,000	4.21

		171,108	$4.47	93,108	$4.68

At March 31, 2009, there are 820,000 warrants outstanding, exercisable at $5.56 per share. These warrants expire in November 2014, 410,000 are currently exercisable and the balance will be exercisable in November 2009. All of these warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

OPTIMAL GROUP INC.

Notes to Condensed Consolidated Financial Statements, Continued

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

8.	Stock options and warrants (continued):
(b)	Terra Payments Inc.:

Details of the stock options outstanding under the Terra Payments Inc. plan as at March 31, 2009 are as follows:

U.S. dollar exercise price			Canadian dollar exercise price

				Weighted average
		Exercise price		exercise price
	Number	per share	Number	per share

Balance, December 31, 2008	134,113	$7.43	54,384	$10.92

Expired	(119,764)	7.43	(43,054)	10.92

Balance, March 31, 2009	14,349	$7.43	11,330	$10.92

All of these options are fully vested and will expire in April 2009.

As at March 31, 2009, 25,679 (March 31, 2008 - 267,549) stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

OPTIMAL GROUP INC.

Notes to Condensed Consolidated Financial Statements, Continued

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Contingencies and guarantees:
(a)

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

(b)

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

(c)

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

OPTIMAL GROUP INC.

Notes to Condensed Consolidated Financial Statements, Continued

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Contingencies and guarantees (continued):
(d)

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

(e)

The Company has granted two letters of guarantee, issued by highly rated financial institutions to indemnify third parties in the event the Company does not perform its contractual obligations. As at March 31, 2009, the maximum potential liabilities under these letters of guarantee were $110 and $1,189 (CA$1,500). As at December 31, 2008, the maximum potential liabilities under these letters of guarantee were $110 and $1,232 (CA$1,500).

As at March 31, 2009 and December 31, 2008, the Company recorded no liability with respect to these guarantees, as the Company does not expect to make any payment for the aforementioned items. Management believes that the fair value of the non-contingent obligations, to stand ready to perform in the event that specified triggering events or conditions occur, approximates the cost of obtaining the letter of guarantee.

10.	Income taxes:

During the three-month period ended March 31, 2009, the Company recorded an income tax provision of $127 resulting in an effective tax rate of 1%, compared to an income tax recovery of $564, and effective tax rate of 6.5% for the period ended March 31, 2008. The difference between the effective tax rates and the expected statutory tax rate of 31% is mainly due to the fact that the Company has recorded a valuation allowance with respect to certain net operating losses which the Company does not believe are more likely than not to be realized, as well as a significant portion of operations being taxable in Hong Kong at a lower effective rate than in Canada. In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future income tax assets will be realized. The ultimate realization of future tax assets is dependent upon generation of future taxable income, the reversal of taxable temporary differences, and/or tax planning strategies.

OPTIMAL GROUP INC.

Notes to Condensed Consolidated Financial Statements, Continued

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

11.	Supplemental disclosure of cash flows and other information:
(a)	Net change in operating assets and liabilities:

	March 31, 2009	March 31, 2008

Accounts receivable	$17,802	$7,699
Inventories	(1,436)	(4,750)
Prepaid expenses and deposits	853	946
Accounts payable and accrued liabilities	(11,475)	(6,082)
Income taxes payable	(728)	820

Net change in operating assets and liabilities	$5,016	$(1,367)

(b)	Cash and cash equivalents:

	March 31,	December 31,
	2009	2008

Cash and cash equivalents consist of:
Cash balances with banks	$31,318	$26,925
Short-term investments, bearing interest at 2.57%	-	5,924

	$31,318	$32,849

(c)	Non-cash transactions:

	March 31,	March 31,
	2009	2008

Change in additions of property, equipment and intangibles included in accounts payable and accrued liabilities	$451	$838
Adjustments to WowWee purchase price equation to goodwill	-	163

OPTIMAL GROUP INC.

Notes to Condensed Consolidated Financial Statements, Continued

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

11.	Supplemental disclosure of cash flow and other information (continued):
(d)	Other Revenues:

At March 31, 2009, the Company continues to operate certain merchant portfolios that formed part of the payment processing segment. Effective January 1, 2009, the results of operations of the remaining merchant portfolios are presented on a net basis and as part of “Other Revenues” in the condensed consolidated statement of operations and comprehensive loss. Included are gross revenues of $7,453, net of transaction processing costs and commissions of $6,590. Other expenses related to these merchant portfolios and not included in “Other Revenues” are amortization of intangibles of $690 (March 31, 2008 - $961). For the period ended March 31, 2008, the results of these portfolios are presented on a gross basis and $920 of selling costs are included in transaction processing costs.

Included in intangible assets on the condensed consolidated balance sheets is $9,370 (December 31, 2008 - $10,061) of customer and ISO/ISA relations, related to these remaining portfolios. Total assets related to these portfolios are comprised mainly of intangible assets.

(e)	Foreign exchange:

Included in “Selling, general and administrative expenses” in the condensed consolidated statement of operations and comprehensive loss is a foreign exchange gain (loss) relating to financial assets and liabilities of $24 for the three-month period ended March 31, 2009 (March 31, 2008 - $(23)).

(f)	Amortization:

	March 31,	March 31,
	2009	2008

Amortization of intangibles pertaining to cost of sales and transaction processing	$2,588	$2,690
Amortization of equipment pertaining to cost of sales	588	829
Amortization of equipment pertaining to selling, general and administrative	187	98

	$3,363	$3,617

OPTIMAL GROUP INC.

Notes to Condensed Consolidated Financial Statements, Continued

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

12.	Financial instruments:
(a)	Fair values:

The Company has determined that the fair value of its short-term financial assets and liabilities approximates their respective fair values as at the balance sheet dates because of the short-term maturity of those instruments. The carrying value of the long-term debt also approximates its fair value. The fair value of the long-term debt is calculated using the present value of future principal payments discounted at current market rate for the remaining term to maturity. The fair values of the long-term assets and liabilities related to discontinued operations have not been determined because of the uncertainty related to the timing and resolution of the investigation by the U.S. Attorney’s office. See note 9 (c).

(b)	SFAS No. 157 - Fair value adjustments:

Effective January 1, 2009, The Company adopted SFAS No. 157, for all non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of SFAS No. 157 for non-financial assets and liabilities that are measured at fair value on a non-recurring basis did not impact the Company’s financial position or results of operations for the three months ended March 31, 2009.

(c)	Financial income and expense:
(i)	Other income includes interest income earned on cash equivalents and short-term investments and on balance of sale receivable.
(ii)

The Company recorded a bad debt expense of $288 for the three-month period ended March 31, 2009 (March 31, 2008 - nil) in “Selling, general and administrative expenses” in the condensed consolidated statement of operations and comprehensive loss.

(d)	Other:

The Company seeks to mitigate its exposure to foreign currency transaction risk which is mainly due to purchases of inventory denominated in foreign currencies in relation to the Company’s European subsidiary, by monitoring its foreign currency transaction exposure for the year and partially manage such exposure using foreign currency forward exchange contracts. At March 31, 2009, the Company had entered into forward contracts to buy US dollars with a notional amount of $3,700 at rates ranging from 1.2622 to 1.3615 US/EUR. The contracts mature at various dates to April 30, 2009. The Company has also entered into an interest rate swap contract (from variable rate receive to fixed rate pay) on a notional amount of EUR 1,000. This contract matures in March 2013. At March 31, 2009, the fair value of these contracts was not significant. No contracts were outstanding at March 31, 2008.

OPTIMAL GROUP INC.

Notes to Condensed Consolidated Financial Statements, Continued

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Segmented information:

During the period ended March 31, 2009, the Company operated in the consumer robotic, toy and entertainment products segment. In 2008, the Company also operated in the payment processing segment, which is now considered a discontinued operation with the exception of two residual portfolios (refer to note 11 (d)).

14.	Canadian/U.S. reporting differences:

The consolidated financial statements of the Company are prepared in accordance with U.S. GAAP, which conform, in all material respects, with Canadian GAAP, except as described below:

(a)	Consolidated balance sheets:

Differences between U.S. and Canadian GAAP in the presentation of share capital, additional paid-in capital and deficit are as follows:

(i)	Share capital:

	March 31,	December 31,
	2009	2008

Share capital in accordance with U.S. GAAP	$252,488	$252,488
Stock-based compensation costs on options exercised: (1)
Cumulative effect of prior years	(39,868)	(39,868)
Change in reporting currency (2)	(2,588)	(2,588)

Share capital in accordance with Canadian GAAP	$210,032	$210,032
(ii)	Additional paid-in capital:

	March 31,	December 31,
	2009	2008

Additional paid-in capital in accordance with U.S. GAAP	$65,630	$64,173
Stock-based compensation costs: (1)
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation costs on options exercised: (1)
Cumulative effect of prior years	39,868	39,868
Change in reporting currency (2)	(968)	(968)

Additional paid-in capital in accordance with Canadian GAAP	$35,773	$34,316

OPTIMAL GROUP INC.

Notes to Condensed Consolidated Financial Statements, Continued

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated balance sheets (continued):
(iii)	Deficit:

	March 31,	December 31,
	2009	2008

Deficit in accordance with U.S. GAAP	$(235,284)	$(222,849)
Stock-based compensation costs: (1)
Cumulative effect of prior years	68,757	68,757
Stock-based compensation to non-employees (1)	834	834
Change in reporting currency (2)	1,189	1,189

Deficit in accordance with Canadian GAAP	$(164,504)	$(152,069)

(1)	Stock-based compensation:
The Company accounted for its stock-based compensation plans using the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, versus a settlement accounting basis followed for Canadian GAAP up to January 1, 2003. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Share-based Payments, and CICA Handbook 3870, Stock-based Compensation and Other Stock-based Payments, and therefore there were no further differences between Canadian GAAP and U.S. GAAP.
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

(b)	Accumulated other comprehensive loss:

Accumulated other comprehensive loss under Canadian GAAP is $(1,484) as at March 31, 2009 and December 31, 2008, which resulted solely from the translation of the financial statements up to June 30, 2000, the date on which the Company adopted the United States dollar as its functional currency, in accordance with the current rate method. Prior to the change in functional currency which occurred as of June 30, 2000, the Company adopted the USD as its reporting currency during 1998, and used the current rate method under US GAAP compared to a translation of convenience method under Canadian GAAP.

OPTIMAL GROUP INC.

Notes to Condensed Consolidated Financial Statements, Continued

(Unaudited)

Periods ended March 31, 2009 and 2008

(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Canadian/U.S. reporting differences (continued):
(c)	New accounting policies:

Effective January 1, 2009, the Company adopted the Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, Goodwill and Other Intangible Assets, and Section 3450, Research and Development Costs. The standard provides guidance on the recognition of intangible assets in accordance with the definition of an asset and the criteria for asset recognition, as well as clarifying the application of the concept of matching revenues and expenses, whether these assets are separately acquired or internally developed. The adoption of this standard did not have a significant impact on the Company’s financial results.

Effective January 1, 2009, the Company adopted CICA EIC-173, Credit Risk and the Fair Value of Financial Assets and Financial Liabilities, which clarifies that the credit risk of counterparties should be taken into account in determining the fair value of derivative financial instruments. The adoption of this standard did not have a significant impact on the Company’s financial results.

15.	Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current period’s presentation.

Item 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our Company describes our business, seasonality and trends within our business environment, the critical accounting policies of our Company that will help you understand our interim condensed consolidated financial statements, and the principal factors affecting our results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and management discussion and analysis for the year ended December 31, 2008, and the factors set forth below under “Cautionary Statements Regarding Forward-Looking Statements”. Effective January 1, 2009, we prepare our interim condensed consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States, with a reconciliation to Canadian GAAP, as disclosed in note 14 of the notes to our interim condensed consolidated financial statements. Previously, our accounting principles conformed to Canadian GAAP and reconciled differences with U.S. GAAP through our financial statement disclosures.

In this Form 10-Q, except where otherwise indicated, references to “dollars” or “$” are to United States dollars, references to our “common shares” are to our Class “A” shares, references to “our interim condensed consolidated financial statements” are to our interim condensed consolidated financial statements as at and for the period ended March 31, 2009, which are included in “Item 1. Financial Statements”, and all dollar amounts, except those expressed in millions of dollars, are rounded to the nearest thousand. Any reference in this Form10-Q to uniform resource locator (URL) website locations are inactive textual references only and the contents of such websites do not form a part of this Form 10-Q.

Cautionary Statements Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.Words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, but are not limited to, statements about our current expectations with respect to our future growth strategies, results, opportunities and prospects, competitive position and industry environment. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, or those of the markets we serve, to differ materially from those expressed in, or implied by, these forward-looking statements, including:

•	existing and future governmental regulations and disputes with governmental authorities;

•	general economic, legal and business conditions in the markets we serve;

•	our ability to continue to satisfy Nasdaq’s conditions for continued listing of our common shares on The NASDAQ Global Market;

•	consumer confidence in the security of financial information transmitted via the Internet;

•	levels of consumer and merchant fraud, disputes between consumers and merchants and merchant insolvency;

•	liability for merchant chargebacks;

•	our ability to safeguard against breaches of privacy and security when processing electronic transactions and use of our payments systems for illegal purposes;

•	the imposition of and our compliance with rules and practice procedures implemented by credit card associations;

•	our ability to protect our intellectual property;

•	our relationships with our suppliers and the banking associations that we rely upon to process our electronic transactions;

•	disruptions in the function of our electronic payments systems and technological defects;

•	our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances;

•	our ability to retain key personnel;

•	currency exchange rate fluctuations;

•	while we believe that our cash and cash equivalents will be adequate to meet our operating needs for at least the next 12 months, our existing cash and cash equivalents could prove to be inadequate to meet our funding requirements;

•	our ability to successfully implement our strategies for our WowWee business;

•	changing consumer preferences for electronics and play products;

•	the seasonality of retail sales;

•	concentration among our major retail customers for the products of our WowWee business;

•	economic, social and political conditions in China, where WowWee’s products are manufactured;

•	the price and supply of raw materials used to manufacture WowWee’s products;

•	product liability claims and product recalls;

•	increased competition;

•	litigation; and

•	the factors described under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Overview

During the period ended March 31, 2009, we operated in the consumer robotic, toy and entertainment product segment through WowWee, which is comprised of WowWee Group Limited, WowWee Canada Inc., WowWee USA, Inc. and WW Sablon Holdings. We design, develop, market and distribute technology-based, consumer robotic, toy and entertainment products. In 2008, we also operated in the payment processing segment, which is now primarily considered a discontinued operation.

WOWWEE

Based in Hong Kong, with offices in Carlsbad, California, New York, New York, Montreal, Quebec, and Wauthier-Braine, Belgium, WowWee designs, develops, markets and distributes technology-based, consumer robotic, toy and entertainment products that can be sold at a variety of price points. For 2009, WowWee’s product offerings encompass five distinct lines: WowWee Robotics, WowWee Flytech,  WowWee Alive,  Think Wow Toys and WowWee Technologies.

WowWee products are sold in a range of brick and mortar channels including grocery stores, pharmacies, toy shops, department stores and high-end consumer technologies stores. A majority of our retail customers in the United States also carry the full line of WowWee products on their Internet sales sites. WowWee’s products are available for purchase online at WowWee’s website (http://www.wowweestore.com) and are also made available through Internet-based “e-tailers” such as Amazon.com and Buy.com.

WowWee’s products are predominantly produced in China by third party manufacturers, many with whom WowWee has long-standing relationships. Consistent with industry practice, the use of third party manufacturers allows WowWee to avoid incurring fixed manufacturing costs, while improving flexibility, capacity and production technology. By outsourcing its manufacturing process, WowWee maintains a flexible business model that enables it to be responsive to changing technology. In addition, once a product has reached its commercialization phase, WowWee is able to minimize inventory risk by manufacturing products based upon actual customer orders; however, certain customer orders may be subject to cancellation. Upon final assembly, products can be shipped directly from the manufacturing locations to retailers and distributors, with title to the products passing to retail customers in the country of origin.  Although WowWee does not conduct the day-to-day manufacturing of its products, it is extensively involved in the design of the product prototype and production tools, dies and molds for its products and seeks to ensure quality control by actively reviewing the production process and testing the products produced by its manufacturers. WowWee employs quality control inspectors who rotate among its manufacturers’ factories to monitor the production of substantially all of its products.   WowWee’s quality assurance personnel ensure the compliance with applicable regulations during each phase of product development, and perform compliance testing, and coordinate third party independent compliance testing, on all WowWee products. Once pre-production testing has been completed and product production has been approved, WowWee’s quality assurance personnel monitor production at the manufacturer’s facility for compliance with WowWee’s quality requirements.

Within the United States and Canada, WowWee sells its products directly to its retailer customers through its direct sales channel, through independent sales representatives and through distributors. As of January 1, 2009, WowWee products are sold to most European countries directly through WowWee Europe, a recently established division resulting from the acquisition of Sablon Distribution SA, a former independent distributor – see “Recent Developments” below. For retailers in the rest of the world, WowWee utilizes a network of distributors located in various jurisdictions. WowWee products are also available for sale through WowWee’s Internet-based store (http://www.wowweestore.com). In 2008, approximately 62% of its products were sold in North America, with the balance being sold internationally.  WowWee does not have written agreements with its customers. Instead, sales are made based on purchase orders, primarily against letters of credit. The majority of orders are traditionally written during the first two quarters of the year, with shipments occurring throughout the year as new product becomes available. The majority of the product shipments occur during the third and fourth quarters of the year. Revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) products are shipped to customers who assume risk of loss, (iii) collection of the respective receivable is probable and (iv) sales price is fixed or determinable. In practice, this results in revenue being recognized when the product is shipped from Hong Kong. Accruals for customer discounts, rebates, incentives and allowances are recorded when the related revenues are recognized.

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

We expect the unfavorable economic conditions experienced in 2008 to continue in 2009. We also expect revenues to be under pressure in 2009 as a result of a continued reluctance by consumers’ to spend and desire by retailers’ to reduce inventories, weakening foreign exchange in international markets and the sale of fewer entertainment-related products in 2009. As a result we are managing our business based on reduced revenue assumptions and taking actions intended to improve gross margins and strengthen our balance sheet.

Recent Developments

On February 2, 2009, we entered into an agreement with a buyer, giving us the right to cause the buyer to purchase, and giving the buyer the right to cause us to sell, a portfolio of residual payments from merchants processing credit card-present transactions. In substance, the transaction represents the sale of a portfolio of residual payments from merchants processing credit card-present transactions for proceeds of approximately $11.0 million. The aggregate amount of monthly residuals earned on the portfolio, net of a service fee, will be set-off against and will reduce the balance of sale receivable. The agreement established that the calculation be based on the results of this portfolio from November 2008 onwards. The adjustment for the amount earned between November 2008 to the transaction date is reflected as a reduction to the proceeds. The adjusted balance of sale will be increased monthly by a rate of interest of 1% per month. Our right to cause the buyer to purchase (to effectively settle the balance of sale) may be exercised any time on or after February 2, 2011. The buyer’s right to cause us to sell the portfolio (to effectively settle the balance of sale) may be exercised at any time up to December 31, 2014. Under the terms of this agreement, we have also received a warrant, exercisable for a nominal consideration, giving us the right to acquire treasury shares, representing up to 3.5% of the outstanding shares of the purchaser, if the purchase price is not settled prior to specified dates.

Effective February 4, 2009, we sold a portfolio of merchant processing contracts and associated sales channel contracts for a cash consideration of approximately $1.0 million

The results of operations for these disposed portfolios are included as discontinued operations in the interim condensed consolidated statements of operations and comprehensive loss for the three-month period ended March 31, 2009.

On August 29, 2008 we acquired all the outstanding shares of Sablon Distribution S.A., a Belgium-based toy distributor operating in the Benelux countries, France and Germany.

Seasonality

Revenue in our business is subject to seasonal variability. In 2008, the majority of our net sales were made in the third and fourth quarters. In our business and the toy business in general, the first quarter is the period of lowest shipments and sales and therefore the least profitable due to various fixed costs. Seasonality factors will cause our operating results to fluctuate significantly from quarter to quarter. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses), the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants. We believe, however, that the low retail price of our lower-priced products may be less subject to seasonal fluctuations than our higher priced toy products.

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

We ship products in accordance with delivery schedules specified by our customers, who usually request delivery of their products within three to six weeks of the date of their orders on orders shipped FOB China or Hong Kong and within three days on orders shipped domestically. Because customer orders may be canceled at any time without penalty, our backlog may not accurately indicate sales for any future period.

Critical Accounting Policies and Estimates

Effective January 1, 2009, we prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) with a reconciliation to Canadian GAAP as described in note 14 of the notes to our interim consolidated financial statements. Previously, our accounting principles conformed to Canadian GAAP and reconciled differences with U.S. GAAP through our financial statement disclosures.

Our interim consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make numerous estimates and assumptions. Financial results as determined by actual events could differ from those estimates and assumptions, and therefore affect our reported results of operations and financial position. Changes in accounting policies are more fully described in note 25 of the notes to our annual audited consolidated financial statements included in our Form 10-K Annual Report for the year ended December 31, 2008 and note 2 of the notes to our interim condensed consolidated financial statements. Our significant accounting policies are more fully described in note 4 of the notes to our annual audited consolidated financial statements included in our Form 10-K Annual Report for the year ended December 31, 2008. The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations. The preparation of financial statements also involves significant management judgment in making estimates about the effect of matters that are inherently uncertain. While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible, based on existing knowledge, that changes in future conditions in the near term could affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. “Near term” is considered to be within one year from the date of the financial statements.

Other Intangibles

Other intangible assets with finite lives continue to be amortized over their estimated useful lives. The amounts recorded as intangible assets at the date of acquisition represent the estimated fair value of these assets based on estimated future cash flows discounted at appropriate discount rates. Intangibles with finite lives, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such assessments require us to make estimates of future cash flows to be generated from the related assets.

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

The following accounting standards have recently been issued by the Financial Accounting Standards Board (FASB) and the Canadian Institute of Chartered Accountants (CICA), that are relevant to our company.

Effective January 1, 2009, we prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) with a reconciliation to Canadian GAAP as described in note 14 of the notes to our interim consolidated financial statements. Previously our accounting principles conformed to Canadian GAAP and reconciled difference with U.S. GAAP through its financial statement disclosure.

SFAS No. 141R - Business combinations

Effective January 1, 2009, we adopted the statement of Financial Accounting Standards SFAS No. 141R, Business Combinations on a prospective basis. This standard is a revised standard on accounting for business combinations. The major changes to accounting for business combinations include the following: all business acquisitions will be measured at fair value; the existing definition of a business has been expanded; pre-acquisition contingencies will be measured at fair value; most acquisition-related costs will be recognized as expenses as incurred (they would no longer be part of the purchase consideration); obligations for contingent consideration will be measured and recognized at fair value at the acquisition date (measurement would no longer need to wait until the contingency is settled); non-controlling interests will be measured at fair value at the date of acquisition (i.e., 100% of the assets and liabilities will be measured at fair value even when an acquisition is for less than 100%); goodwill, if any, arising on a business combination reflects the excess of the fair value of the acquiree, as a whole, over the net amount of the recognized identifiable assets acquired and liabilities assumed, and will be allocated to the acquirer and the non-controlling interest. The adoption of this standard did not have an impact on our results as there were no business acquisitions in the three-month period ended March 31, 2009.

SFAS No. 160 - Non-controlling interest in consolidated financial statements

Effective January 1, 2009, we adopted SFAS No. 160, Non-controlling interest in consolidated financial statements. This standard is a revised standard on accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. This statement specifies that non-controlling interests are to be treated as a separate component of equity, not as a liability or other item outside of equity. Because non-controlling interests are an element of equity, increases and decreases in the parent’s ownership interest that leave control intact are accounted for as capital transactions rather than as step acquisitions or generating dilution gains or losses. The carrying amount of the non-controlling interests is adjusted to reflect the changes in ownership interests, and any difference between the amount by which the non-controlling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the controlling interests.

This standard requires net income and comprehensive income to be displayed for both the controlling and the non-controlling interests. Additional required disclosures and reconciliations include a separate schedule that shows the effects of any transactions with the non-controlling interests on the equity attributable to the controlling interests.

SFAS No. 160 is applied prospectively to all non-controlling interests, including any that arose before the effective date. The adoption of this standard did not have an impact on our results.

SFAS No. 161 - Disclosures about derivative instruments and hedging activities, an amendment to FASB Statement No. 133

Effective January 1, 2009, we adopted SFAS No. 161, Disclosures about derivative instruments and hedging activities, an amendment to FASB Statement No. 133. This standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features on derivative agreements. The adoption of this standard did not have an impact on our results.

SFAS No. 162 - The hierarchy of generally accepted accounting principles and SFAS 163 - Accounting for financial guarantee insurance contracts

Effective January 1, 2009, we adopted SAFS No. 162, The hierarchy of generally accepted accounting principles, and SFAS No. 163, Accounting for financial guarantee insurance contracts. The adoption of these standards did not have an impact on our results.

Goodwill and Other Intangible Assets; Research and Development Costs

Effective January 1, 2009, we adopted the Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, Goodwill and Other Intangible Assets, and Section 3450, Research and Development Costs. The standard provides guidance on the recognition of intangible assets in accordance with the definition of an asset and the criteria for asset recognition, as well as clarifying the application of the concept of matching revenues and expenses, whether these assets are separately acquired or internally developed. The adoption of this standard did not have a significant impact on our financial results.

EIC-173 - Credit Risk and the Fair Value of Financial Assets and Financial Liabilities

Effective January 2009, we adopted CICA EIC-173, Credit Risk and the Fair Value of Financial Assets and Financial Liabilities, which clarifies that the credit risk of counterparties should be taken into account in determining the fair value of derivative financial instruments. The adoption of this standard did not have a significant impact on our financial results.

(b)	Future Accounting Pronouncements

The following accounting pronouncements have recently been issued by the the FASB and CICA and may be relevant to our Company.

SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. SFAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. SFAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. SFAS 157-4 to have a material effect on its financial statements.

SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. SFAS 115-2”). FSP No. SFAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP No. SFAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. SFAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. SFAS 115-2 to have a material effect on its financial statements.

SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. SFAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. SFAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. SFAS 107-1 and APB 28-1 to have a material effect on its financial statements.

International Financial Reporting Standards

The Accounting Standards Board of the Canadian Institute of Chartered Accountants (“CICA”) has announced its decision to require all publicly accountable enterprises to report under International Financial Reporting Standards (IFRS) for the years beginning on or after January 1, 2011. However, we are a domestic registrant in the U.S. and therefore file our financial statements in accordance with U.S. GAAP. As such, we have decided not to report under IFRS by 2011 and to continue reporting under U.S. GAAP. In August 2008, the SEC issued a roadmap for the potential convergence to IFRS for U.S. domestic U.S. registrants. The proposal stipulates that the SEC will decide in 2011 whether to move forward with the convergence to IFRS with the transition beginning in the 2014. Should the SEC adopt such a proposal, we will convert our reporting to IFRS at such time.

Financial Condition

As at March 31, 2009, cash and cash equivalents, and short-term investments, totaled $31.3 million compared to $39.1 million as at December 31, 2008.

The decrease in cash and cash equivalents, and short-term investments is primarily due to the use of cash by WowWee in operations as the first quarter is the period of lowest shipments and sales and therefore the least profitable due to various fixed costs, as well as the repayment of $4.0 million of the bank indebtedness. We have various credit facilities through our subsidiaries located in Belgium and Hong Kong, of which $7.0 million was used at March 31, 2009. As at March 31, 2009 and December 31, 2008, our cash and cash equivalents and short-term investments, net of bank indebtedness were as follows:

	March 31,	December 31,
(U.S. dollars, in thousands)	2009	2008

Cash and cash equivalents	$31,318	$32,849
Short-term investments	-	6,296
	31,318	39,145

Less:
Bank indebtedness	7,024	11,547

Net cash position	$24,294	$27,598

  Our portfolio of liquid and investment grade short-term investments consisted of U.S. denominated discounted and undiscounted notes and bonds.

Working capital as at March 31, 2009 was $27.9 million, as compared to $33.2 million at December 31, 2008. This decrease resulted primarily from the reduction of accounts payable and accrued liabilities, the repayment of bank indebtedness as well as the loss from operations offset by cash received from the collection of accounts receivable which were generated from sales in the fourth quarter of 2008.

Accounts and other receivables as at March 31, 2009 were $6.4 million, as compared to $24.2 million at December 31, 2008. The decrease is due primarily to the seasonal decrease in revenues in the three-month period ended March 31, 2009, and the collection of accounts receivable which were generated from sales in the third and fourth quarter of 2008.

   Inventories remained relatively constant, at $20.8 million as at March 31, 2009 and $19.4 million as at December 31, 2008

 Intangible assets decreased by $2.6 million, from $45.1 million as at December 31, 2008 to $42.5 million as at March 31, 2009, due to amortization recorded in the three-month period ended March 31, 2009.

Shareholders’ equity as at March 31, 2009 was $82.5 million, as compared to $93.5 million as at December 31, 2008. The decrease is attributable primarily to the loss from operations.

Results of Operations

   We expect the unfavorable economic conditions experienced in 2008 to continue throughout 2009. We also expect revenues to be under pressure in 2009 as a result of a continued reluctance by consumers’ to spend and desire by retailers’ to reduce inventories, weakening foreign exchange in international markets, and the sale of fewer entertainment-related products in 2009. As a result, we are managing our business based on reduced revenue assumptions and taking actions intended to improve gross margins and strengthen our balance sheet.

    Revenue is subject to seasonal variability with a significant portion of annual revenues expected to be generated in the third and fourth quarter of each calendar year.

Three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008

  Revenues decreased by $2.8 million, from $4.9 million for the three-month period ended March 31, 2008 to $2.1 million for the three-month period ended March 31, 2009. The decrease is attributed primarily to the continuing unfavorable economic conditions, as mentioned above.

  Effective January 1, 2009, the results of operations from payment processing are presented on a net basis as other revenues, whereas the results for the comparative three-month period ended March 31, 2008 were reported on a gross basis. As a result other revenues decreased by $9.0 million, from $9.9 million for the three-month period ended March 31, 2008 to $0.9 million for the three-month period ended March 31, 2009.

     Cost of sales decreased by $2.2 million, from $3.7 million for the three-month period ended March 31, 2008 to $1.5 million for the three-month period ended March 31, 2009. The decrease is consistent with the reduction in revenue.

    Transaction processing costs for the three-month period ended March 31, 2008 were $8.8 million, however for the three-month period ended March 31, 2009 there was no transaction processing expenses presented as these costs were reported on a net basis as part of “other revenues”.

  Selling, general and administrative expenses increased by $2.4 million, from $6.3 million for the three-month period ended March 31, 2008 to $8.7 million for the three-month period ended March 31, 2009. The increase is due primarily to selling, general and administrative expenses related to Sablon and Think Wow Toys which were acquired in the third quarter of 2008, offset by a reduction in travel and sales sample expenses. The level of selling, general and administrative expenses is not subject to significant seasonal variability.

Amortization of intangibles pertaining to transaction processing and cost of sales remained relatively constant at $2.6 million for the three-months ended March 31, 2009, compared to $2.7 million for the comparable period in 2008.

Amortization of equipment pertaining to cost of sales was $0.6 million for the three-month period ended March 31, 2009, compared to $0.8 million for the comparable period in 2008. This expense is related to the amortization of moulds used in the production of our products.

Amortization of equipment pertaining to selling, general and administrative expense for the three-month periods ended March 31, 2009 and 2008 remained constant.

Stock-based compensation pertaining to selling, general and administrative expense increased by $1.0 million, from $0.5 million for the three-month period ended March 31, 2008 to $1.5 million for the three-month period ended March 31, 2009. The increase is due primarily to the cancellation of 4,875,209 options during the three months ended March 31, 2009 which resulted in an expense of $1.5 million which represented the remaining unrecognized stock based compensation costs of these cancelled options.

Other income decreased by $0.2 million, from $0.4 million during the three-month period ended March 31, 2008 to $0.2 million for the three-month period ended March 31, 2009. The decrease is due primarily to the lower cash position during the three-month period ended March 31, 2009. The amount for the three-month period ended March 31, 2009 consists mainly of interest on the balance of sales proceeds related to the sale of a portfolio of residual payments from merchant processing credit-card-present transactions.

The provision for income taxes was $0.1 million for the three-month period ended March 31, 2009, as compared to a recovery of $0.6 million for the three-month period ended March 31, 2008. The difference between the effective tax rate of 1% and the expected statutory tax rates of 31% is mainly due to the fact that the we recorded a valuation allowance with respect to certain net operating losses carry-forward which we do not believe is more likely than not to be realized. In addition, a significant portion of our operations are taxable in Hong Kong at a lower effective tax rate than in Canada. Other components of our tax provision include the tax effect of non-deductible stock-based compensation expense in the amount of $0.5 million for the three-month period ended March 31, 2009 compared to $0.2 million for the three-month period ended March 31, 2008.

Our net loss for the three-month period ended March 31, 2009 was $12.4 million (or $0.48 per share - basic and diluted), as compared to a net loss of $8.0 million (or $0.32 per share – basic and diluted) for the three-month period ended March 31, 2008. The increased loss was due primarily to the deteriorating economic condition being experienced and increased costs due to the acquisition of Sablon and Think Wow Toys.

EBITDA was a loss of $8.1 million (or $0.31 per share) for the three-month period ended March 31, 2009, as compared to a loss of $4.9 million (or $0.20 per share) for the three-month period ended March 31, 2008. The increased loss is due primarily to the deteriorating economic condition being experienced.

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

 EBITDA, as we use it, is calculated as earnings or loss before other income, income taxes and amortization and excludes the impacts of stock-based compensation and discontinued operations. We believe it is useful to exclude these items as they are either non-cash expenses, items that cannot be influenced by management in the short term, or items that do not impact core operating performance. Excluding these items does not imply they are non-recurring.

Reconciliation of Non-GAAP Financial Information
(expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended
	March 31,
	2009	2008
	Unaudited	Unaudited

Net loss	$(12,435)	$(8,046)

Add (deduct):
Amortization	3,363	3,617
Stock-based compensation pertaining to selling, general and administrative	1,457	515
Other income	(245)	(446)
Income tax provision (recovery)	127	(564)
Earnings from discontinued operations	(333)	-

EBITDA	$(8,066)	$(4,924)
Diluted shares	25,742,223	25,130,853

EBITDA per diluted share	$(0.31)	$(0.20)

Liquidity and Capital Resources

As at March 31, 2009, cash and cash equivalents, and short-term investments, totaled $31.3 million, compared to $39.1 million as at December 31, 2008.

The decrease in cash and cash equivalents, and short-term investments is primarily due to the use of cash by WowWee in operations as the first quarter is the period of lowest shipments and sales and therefore the least profitable due to various fixed costs, as well as the repayment of $4.0 million of the bank indebtedness. We have various credit facilities through our subsidiaries located in Belgium and Hong Kong, of which $7.0 million was used at March 31, 2009. The terms and rates of these credit facilities have not changed from December 31, 2008.

Operating activities used $4.1 million of cash and cash equivalents in the three-month period ended March 31, 2009, as compared to $5.6 million used in the three-month period ended March 31, 2008. This change is due mainly to the increase in the net loss, less the effect of increased collection of accounts receivable for the three-month period ended March 31, 2009 compared to the corresponding period in 2008.

Financing activities used $4.1 million of cash and cash equivalents in the three-month period ended March 31, 2009, as compared to $0.3 million used in the three-month period ended March 31, 2008. This change is due to the repayment of $4.0 million of bank indebtedness in the three-month period ended March 31, 2009.

Investing activities generated$6.9 million of cash and cash equivalents for the three-month period ended March 31, 2009, as compared to $4.5 million of cash and cash equivalents for the three-month period ended March 31, 2008, primarily from the maturity of short-investments.

Current Economic Environment

The downturn in the global economy had a significant negative effect on the toy industry and our Company. Consumer confidence reached an all-time low in December of 2008, driving retail sales weakness in the fourth quarter as consumers, fearful of the economy’s direction, cut back their discretionary spending. Toy retailers and manufacturers were impacted by the economic downturn, with estimates that a significant number of Chinese toy manufacturers will close their operations and a significant number of toy sellers in the U.S., U.K., Mexico and other major markets will close their operations or enter bankruptcy.

We expect the unfavourable economic conditions experienced in 2008 to continue in 2009. We also expect revenues to be under pressure in 2009 as a result of a continued reluctance by consumers’ to spend and desire by retailers’ to reduce inventories, weakening foreign exchange in international markets, and the sale of fewer entertainment-related products in 2009. As a result, we are managing our business based on reduced revenue assumptions and taking actions intended to improve margins and strengthen our balance sheet.

Risk management strategies are likely to evolve in response to future conditions and circumstances, including the effects and consequences resulting from the current economic downturn. These future strategies may not fully insulate us in the near term from adverse effects, the more significant of which relate to liquidity and capital resources as well as exposure to credit losses.

We expect to focus on margins and conserve cash in 2009. As a result, we are tightly managing our inventories, capital expenditures and other spending activity in 2009. We expect that some of our customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials.

Our focus in 2009 is on strengthening our balance sheet and managing costs in line with anticipated reduced revenues with the goal of improving the profitability and cash flows generated by our business.

We believe that our cash and cash equivalents will be adequate to meet our needs for at least the next 12 months.

   We have no off-balance sheet arrangements, other than long-term lease commitments for our premises in the United States, Canada, Hong Kong and Europe. During the three-month period ended March 31, 2009, there have been no material changes in contractual obligations and commercial commitments from those summarized in note 16 (a) of the notes to our consolidated financial statements as at December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

As of March 31, 2009 (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no material changes to the disclosure of legal proceedings contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.	Risk Factors

There were no material changes to the disclosure of risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities and there were no repurchases under our stock purchase program during the three-month period ended March 31, 2009.

Item 3.	Defaults Upon Senior Securities

The registrant has nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

The registrant has nothing to report under this item.

Item 5.	Other Information

The registrant has nothing to report under this item.

Item 6.	Exhibits

Exhibits

Exhibit Number	Exhibit

10.1

Purchase and Sale Option Agreement among Optimal Payments Corp., United Bank Card, Inc. and Jared Isaacman, dated as of February 2, 2009 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on February 6, 2009)

10.2

Warrant issued by United Bank Card, Inc. to Optimal Payments Corp. dated February 2, 2009 (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K, filed with the Commission on February 6, 2009)

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

May 8, 2009	Optimal Group Inc.

	By:	/s/ NEIL S. WECHSLER
Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GARY S. WECHSLER
Gary S. Wechsler, Chief Financial Officer
(Principal Accounting Officer)