Form 10-K/A
period 2008-12-31
OPTIMAL GROUP INC
filed 2009-06-02
CIK 1015923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _________________ to _________________.

Commission file number 0-28572.

OPTIMAL GROUP INC. (Exact name of registrant as specified in its charter)

Canada	98-0160833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 de Maisonneuve Blvd. West, Suite 800,	(514) 738-8885
Montreal, Quebec, Canada, H3Z 3C1
(Address of principal executive offices and postal code)	(Registrant telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered

Class “A” shares, no par value	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	Yes ☐ No ☒

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

Number of Class “A” shares outstanding at February 27, 2009: 25,742,223

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2009 by Optimal Group Inc. (the “Company”) for the fiscal year ended December 31, 2008 (the “Original Report”). This Amendment amends and restates the following sections of the Original Report in response to an SEC comment letter addressed to the Company dated May 21, 2009 :

•   Part II Item 9A – Controls and Procedures, to clarify disclosure that there were no material changes to the Company’s internal control over financial reporting during the year ended December 31, 2008;

•      Part III Item 13 – Certain Relationship and Related Transactions, and Director Independence, to revise disclosure to describe how the Company reviews, approves or ratifies related party transactions; and

•      The Company is also filing as exhibits to this Amendment the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the foregoing revisions, this Amendment does not modify or update any disclosures presented in the Original Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update those disclosures contained in the Original Report which may have been affected by subsequent events. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

PART II

ITEM 9A - CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 excluded Sablon Distribution, which we acquired on August 29, 2008 and Think Tank Toys which we acquired on July 1, 2008. Sablon Distribution and the assets and liabilities of Think Tank Toys are wholly-owned by us and their total assets and total net sales represented 12% of our consolidated total assets and less than 10% of our consolidated net sales, respectively, as of and for the year ended December 31, 2008. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.  No changes in our internal control over financial reporting occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KPMG LLP (“KPMG”), an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2008, and their report is included herein.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board of Directors has not adopted a formal policy pertaining to the review, approval and ratification of related party transactions; however, our independent directors will review, approve or ratify, when necessary, transactions with related parties on a case-by-case basis, and if the proposed transaction is with an independent board member, such member will recuse himself or herself from such review, approval or ratification. When deliberating such transactions, the independent directors will consider whether the terms of the transaction are fair to us.

Mr. Stephen Shaper provided us with consulting services and, as a result, in 2008 we incurred approximately $199,521 (2007 - $260,000) to Middlemarch Capital Corporation, a company under his control. Effective September 30, 2008, we no longer used his consulting services.

The consulting agreement with Mr. Stephen Shaper was an arrangement that was entered into by Terra Payments Inc. (“Terra”) prior to our acquisition of Terra in 2004. As a result, this arrangement was not subject to review and formal approval in 2008.

PART IV

ITEM 15 – EXHIBITS

Number	Description of Exhibit

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMAL GROUP INC.

Dated: June 1 , 2009	By:	/s/ NEIL S. WECHSLER
Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GARY S. WECHSLER
Gary S. Wechsler, Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Dated: June 1 , 2009	/s/ NEIL S. WECHSLER

Neil S. Wechsler, Director

Dated: June 1 , 2009	/s/ HOLDIN L. OSTRIN

Holdin L. Ostrin, Director

Dated: June 1 , 2009	/s/ TOMMY BOMAN

Tommy Boman, Director

Dated: June 1 , 2009	/s/ JAMES S. GERTLER

James S. Gertler, Director

Dated: June 1 , 2009	/s/ JONATHAN J. GINNS

Jonathan J. Ginns, Director

Dated: June 1 , 2009	/s/ HENRY M. KARP

Henry M. Karp, Director

Dated: June 1 , 2009	/s/ THOMAS D. MURPHY

Thomas D. Murphy, Director