Form 10-Q
period 2009-06-30
OPTIMAL GROUP INC
filed 2009-08-07
CIK 1015923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At August 3, 2009 the registrant had 25,742,223 common shares designated as Class “A” shares (without nominal or par value) outstanding.

OPTIMAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements of
(Unaudited)

OPTIMAL GROUP INC.

Three and six months ended June 30, 2009 and 2008
(expressed in U.S. dollars)

OPTIMAL GROUP INC.
Condensed Consolidated Financial Statements

Three and six months ended June 30, 2009 and 2008
(expressed in U.S. dollars)

Financial Statements

Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss	5

Unaudited Condensed Consolidated Statements of Shareholders’ Equity	6

Unaudited Condensed Consolidated Statements of Cash Flows	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

OPTIMAL GROUP INC.
Condensed Consolidated Balance Sheets

June 30, 2009 and December 31, 2008
(expressed in thousands of U.S. dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$23,871	$32,849
Short-term investments	–	6,296
Accounts and other receivables (net of allowance for doubtful accounts of $470; 2008 - $758)	8,374	24,169
Current portion of balance of sale receivable	2,221	–
Inventories	22,716	19,364
Prepaid expenses and deposits	1,321	1,817
Current assets related to discontinued operations	1,366	4,358
	59,869	88,853

Balance of sale receivable	8,000	–
Property and equipment	4,099	4,219
Intangible assets	35,937	45,109
Long-term assets related to discontinued operations (note 9 (c))	19,183	30,837

	$127,088	$169,018
Liabilities and Shareholders’ Equity
Current liabilities:
Bank indebtedness	$10,029	$11,547
Accounts payable and accrued liabilities	23,546	34,518
Accounts payable and accrued liabilities related to discontinued operations	4,443	6,403
Current portion of long-term debt	877	1,010
Income taxes payable	198	1,370
Deferred income taxes	838	838
	39,931	55,686

Deferred income taxes	6,420	6,965
Long-term debt	1,928	2,005
Long-term liabilities related to discontinued operations (note 9 (c))	10,819	10,871

Shareholders' equity:
Share capital	252,488	252,488
Warrants	2,696	2,696
Additional paid-in capital	65,678	64,173
Deficit	(249,855)	(222,849)
Accumulated other comprehensive loss	(3,017)	(3,017)
	67,990	93,491
Contingencies and guarantees (note 9) Subsequent events (note 15)
	$127,088	$169,018

See accompanying notes to unaudited condensed consolidated financial statements.

OPTIMAL GROUP INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

Three and six months ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues	$6,538	$15,486	$8,667	$20,386
Other revenues (note 11 (d))	807	9,469	1,670	19,328

Expenses:
Cost of sales	6,357	10,750	7,819	14,460
Selling, general and administrative	8,645	8,245	17,305	14,561
Stock-based compensation pertaining to selling, general and administrative	48	1,863	1,505	2,378
Research and development	768	657	1,427	1,275
Operating leases	284	237	561	474
Amortization (note 11 (f))	3,347	3,751	6,710	7,368
Transaction processing costs	–	8,660	–	17,462
Impairment loss (note 5)	4,000	–	4,000	–

Loss from continuing operations before undernoted item	(16,104)	(9,208)	(28,990)	(18,264)

Other income	342	243	587	689

Loss from continuing operations before income taxes (recovery)	(15,762)	(8,965)	(28,403)	(17,575)

Income taxes (recovery)	(763)	1,467	(636)	903

Net loss from continuing operations	(14,999)	(10,432)	(27,767)	(18,478)

Net earnings (loss) from discontinued operations, net of income taxes (note 3 (b))	428	(37,962)	761	(37,962)

Net loss and comprehensive loss	$(14,571)	$(48,394)	$(27,006)	$(56,440)

Weighted average number of shares:
Basic and diluted	25,742,233	25,852,211	25,742,223	25,910,169

(Loss) earnings per share:
Continuing operations:
Basic and diluted	(0.59)	(0.40)	(1.08)	(0.71)
Discontinued operations:
Basic and diluted	0.02	(1.47)	0.03	(1.47)
Net:
Basic and diluted	(0.57)	(1.87)	(1.05)	(2.18)

See accompanying notes to unaudited condensed consolidated financial statements.

OPTIMAL GROUP INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Three and six months ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars)

						Accu-
						mulated
				Addi-		other
				tional		compre-
	Class "A" shares			paid-in		hensive
	Number	Dollars	Warrants	capital	Deficit	loss	Total

Balance, December 31, 2008	25,742,223	$252,488	$2,696	$64,173	$(222,849)	$(3,017)	$93,491

Stock-based compensation	–	–	–	1,505	–	–	1,505

Net loss	–	–	–	–	(27,006)	–	(27,006)

Balance, June 30, 2009	25,742,223	$252,488	$2,696	$65,678	$(249,855)	$(3,017)	$67,990

Balance, December 31, 2007	25,983,148	$254,454	$2,696	$59,418	$(111,846)	$(3,017)	201,705

Cancellation of shares pursuant to
stock buyback program	(154,058)	(1,257)	–	786	–	–	(471)

Stock-based compensation	–	–	–	2,451	–	–	2,451
Net loss	–	–	–	–	(56,440)	–	(56,440)

Balance, June 30, 2008	25,829,090	$253,197	$2,696	$62,655	$(168,286)	$(3,017)	$147,245

See accompanying notes to unaudited condensed consolidated financial statements.

OPTIMAL GROUP INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three and six months ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Cash flows (used in) from operating activities:
Net loss	$(14,571)	$(48,394)	$(27,006)	$(56,440)
(Add) deduct (loss) earnings from discontinued operations	428	(37,962)	761	(37,962)
Net loss from continuing operations	(14,999)	(10,432)	(27,767)	(18,478)

Adjustments for items not affecting cash:
Amortization	3,347	3,751	6,710	7,368
Deferred income taxes	(334)	11,730	(545)	10,824
Impairment of intangibles	4,000	–	4,000	–
Stock-based compensation	48	1,863	1,505	2,378
Foreign exchange	4	(15)	(342)	69
Net change in operating assets and liabilities (note 11 (a))	(4,504)	2,941	512	1,574
Operating cash flows from (used in) discontinued operations	2,619	(6,662)	2,013	(6,530)
	(9,819)	3,176	(13,914)	(2,795)

Cash flows from (used in) financing activities:
Increase (decrease) in bank indebtedness	2,658	–	(1,447)	–
Repayment of long-term debt	(188)	–	(228)	–
Repurchase of Class "A" shares	–	(148)	–	(471)
	2,470	(148)	(1,675)	(471)

Cash flows (used in) from investing activities:
Purchase of property, equipment and intangible assets	(681)	(1,930)	(1,132)	(3,163)
Net proceeds from maturity of short-term investments	–	4,318	6,296	10,094
Proceeds from disposition of payment processing businesses	–	–	1,035	–
Proceeds from balance of sale receivable	145	–	251	–
Transaction costs related to business acquisitions and disposals	(68)	–	(126)	–
Investing cash flows (used in) from discontinued operations	–	(133)	–	151
	(604)	2,255	6,324	7,082

Effect of exchange rate changes on cash and cash equivalents during the period	506	15	287	(9)

Net (decrease) increase in cash and cash equivalents	(7,447)	5,298	(8,978)	3,807

Cash and cash equivalents, beginning of period	31,318	45,702	32,849	47,193

Cash and cash equivalents, end of period	$23,871	$51,000	$23,871	$51,000

Supplemental cash flow information (note 11)

See accompanying notes to unaudited condensed consolidated financial statements.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

1.     Basis of presentation and future operations:

Basis of presentation:

These condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (U.S. GAAP).  The unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods.  With the exception of changes referred to in note 2, these interim condensed consolidated financial statements follow the same accounting policies and methods of their application as described in note 4 and note 25 to the annual audited consolidated financial statements for the year ended December 31, 2008.  The interim condensed consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual audited consolidated financial statements of Optimal Group Inc. (the "Company") as at and for the year ended December 31, 2008.

The Company’s revenues and expenses are subject to seasonal variations.  The results of operations and cash flows for any interim period are not necessarily indicative of the results or cash flows for an entire year.

All amounts in the attached notes are unaudited unless otherwise specifically identified.

Future operations:

These financial statements have been prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that the Company will continue its operations for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The recent banking and financial crisis and the global economic recession have created an extremely challenging retail and economic environment in the United States and Canada, which has negatively impacted the Company’s operating performance and potentially that of our customers and suppliers. Moreover, the lack of resolution in the Company’s continuing discussions with the U.S. Attorney’s Office has impeded the Company’s access to traditional sources of financing to fund its operations.

The Company currently funds the majority of its operations from its cash and cash equivalents.  The Company’s balance of cash and cash equivalents generally decreases during the second and third quarters of the year, as cash is used to fund product development and production, and increases in the fourth and first quarters in connection with the shipping and collection periods. In January 2009, the Company implemented a cost reduction program and since that time management has taken steps to more closely manage its working capital.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

1.     Basis of presentation and future operations (continued):

Future operations (continued):

Although the Company currently forecasts that its cash and cash equivalents, together with cash to be generated from operations, will be adequate to meet the Company’s needs for at least the next twelve months, if operating performance is significantly lower than currently forecasted, the Company would thereafter require financing in order to meet its cash flow requirements and fund its operations. The Company’s operating performance is impacted by economic, financial, competitive, legislative and regulatory factors, as well as other events that are beyond the Company’s control, including the possible negative impact the current economic environment is having on our customers and suppliers.

If the Company was to require financing in order to meet its cash flow requirements and fund its operations and such financing was not available to the Company, or was not available to the Company on terms that are acceptable to the Company, there could, at the time, be significant uncertainty about the Company’s ability to continue as a going-concern, and its capacity to realize the carrying value of its assets and repay its existing and future obligations as they generally become due. These financial statements do not reflect adjustments that would be necessary if the going-concern assumptions were not appropriate under these circumstances.

2.     Changes in accounting policies:

(a)   New accounting policies:

Effective January 1, 2009, the Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) with reconciliation to Canadian GAAP as described in note 14.  The comparative periods have also been prepared and presented pursuant to U.S. GAAP.  Previously, the Company’s accounting principles conformed to Canadian GAAP and reconciled differences with U.S. GAAP through its financial statement disclosures. There was no effect on the Company’s results for 2009 and 2008 as a consequence of this change.

SFAS No. 165 - Subsequent events:

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which is effective for interim periods ending after June 15, 2009.  SFAS No. 165 establishes general standards for accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which the management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred between June 30, 2009 through August 7, 2009, the date on which these financial statements were issued.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

2.     Changes in accounting policies (continued):

(a)   New accounting policies (continued):

SFAS No. 141R - Business combinations:

Effective January 1, 2009, the Company adopted SFAS No. 141R, Business Combinations, on a prospective basis.  This standard is a revised standard on accounting for business combinations.  For a summarized description of the major changes to accounting for business combinations, refer to note 25 (f) of the annual consolidated financial statements.  The adoption of this standard did not have an impact on the Company’s results as there were no business acquisitions in the three-month and six-month period ended June 30, 2009.

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

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

2.     Changes in accounting policies (continued):

(b)   Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 166 amends SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and the Extinguishments of Liabilities, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company has not completed its evaluation, but does not expect the adoption of SFAS No. 166 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. SFAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. SFAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. SFAS 157-4 will have a material effect on its financial statements.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

2.     Changes in accounting policies (continued):

(b)   Recent accounting pronouncements (continued):

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. SFAS 115-2”). FSP No. SFAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and non-credit components of impaired debt securities that are not expected to be sold. FSP No. SFAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. SFAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. SFAS 115-2 will have a material effect on its financial statements.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. SFAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. SFAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. SFAS 107-1 and APB 28-1 will have a material effect on its financial statements.

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

Periods ended June 30, 2009 and 2008
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

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business acquisitions and disposals (continued):

(b)	Disposals (continued):

(i)	2009 disposals (continued):

Sale of Payment Processing Portfolios (continued):

The aggregate amount of monthly residuals earned on the portfolio, net of a service fee, will be set off against and will reduce the balance of sale receivable. The agreement established that the calculation be based on the results of this portfolio from November 2008 onwards. The adjustment of $1,077 for the amount earned between November 2008 to the transaction date is reflected as a reduction to the proceeds. The discounted balance of sale receivable is increased monthly by a rate of interest of 1 % per month.  The interest income earned on the balance of sale receivable is included in other income on the condensed consolidated statement of operations and comprehensive loss. The Company's right to cause the buyer to purchase (to effectively settle the balance of sale) may be exercised any time on or after February 2, 2011.  The buyer's right to cause the Company to sell the portfolio (to effectively settle the balance of sale) may be exercised at any time up to December 31, 2014.  Under the terms of this agreement, the Company has also received a warrant, exercisable for a nominal consideration, giving the Company the right to acquire treasury shares, representing up to 3.5% of the outstanding shares of the purchaser, if the purchase price is not settled prior to specified dates.

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

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business acquisitions and disposals (continued):

(b)	Disposals (continued):

The results of operations for these disposed businesses are included in discontinued operations in the condensed consolidated statements of operations and comprehensive loss, and the remaining assets and liabilities of these segments are classified separately as assets and liabilities of discontinued operations in the consolidated balance sheets.

The following table summarizes the book value of the assets and liabilities relating to the businesses sold:

	June 30, 2009	Decembe31, 2008

Current assets:
Cash and short-term investments held in reserve	$–	$6,010
Settlement assets	–	1,679
Accounts receivable	160	3,622
Inventories	74	12
Prepaid expenses and deposits	–	215
	234	11,538

Long-term assets:
Property and equipment	72	738
Intangible assets	11,286	811
	11,358	1,549

Current liabilities:
Accounts payable and accrued liabilities	–	4,169
Customer reserves and security deposits	–	7,868
	–	12,037

Net assets sold	11,592	1,050

Proceeds from sale, net of transaction cost of $126 and adjustments of $1,019 ($312 in 2008)	10,890	8,188

Net (loss) gain on sale of net assets	$(702)	$7,138

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.      Business acquisitions and disposals (continued):

(b)	Disposals (continued):

The summarized results of operations of the businesses disposed of are as follows:
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues	$–	$16,623	1,436	$33,115

Loss before income tax	(14)	(28,260)	(489)	(28,412)

Net earnings (loss) from discontinued operations	496	(37,962)	1,463	(37,962)

Net loss on disposal of net assets	(68)	–	(702)	–

Net earnings from discontinued operations	$428	$(37,962)	761	$(37,962)

The results of operations include management assumptions and adjustments related to cost allocations, which are inherently subjective.

4.      Inventories:

	June 30, 2009	December 31, 2008

Raw materials	$10,147	$7,286
Finished goods	$12,569	$12,078

	$22,716	$19,364

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

5.      Intangible assets:

June 30, 2009
	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Customer relations	$30,426	$9,865	$20,561
ISO/ISA relations	5,608	3,847	1,761
Intellectual property	5,520	3,067	2,453
Tradename	14,797	4,931	9,866
Other	2,191	895	1,296

	$58,542	$22,605	$35,937

December 31, 2008
	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Customer relations	$32,854	$7,939	$24,915
ISO/ISA relations	7,180	3,334	3,846
Intellectual property	5,520	2,147	3,373
Tradename	14,797	3,453	11,344
Other	2,184	553	1,631

	$62,535	$17,426	$45,109

As at June 30, 2009, the Company tested for impairment the customer relations and ISO/ISA intangible assets related to certain merchant portfolios that are part of the payment processing business, as the Company determined that the estimated attrition rate should be increased due to new information.  As a result of this analysis, the Company recorded a non-cash impairment charge of $4,000 at June 30, 2009 based on an estimated fair value established using a discounted cash flow methodology.

The recent banking and financial crisis and global recession has negatively impacted the Company’s operating performance (refer to note 1, Future operations). Other than the impairment on the payments processing intangibles, the Company has recorded no impairment charges on the remaining intangible assets during 2009.  However, it is reasonably possible that the Company’s determination that these intangibles are not impaired could change in the near term should the Company’s operating performance deteriorate lower than is currently forecasted.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

6.      Long-term debt:

	June 30, 2009	December 31, 2008

Loan payable to a selling shareholder, assumed at date of acquisition, maturing in 2011, bearing interest at 7% thereafter (EUR 1,500)	$2,104	$2,231

Other loans, bearing interest at rates ranging from 5% to 7.9% (Dec 31, 2008 - 5% to 8.85%) (EUR 500 (Dec 31, 2008 - EUR 562))	701	784
	2,805	3,015

Less current portion	877	1,010

Long-term debt	$1,928	$2,005

7.     Share capital:

On November 5, 2008, the Board of Directors renewed its stock buyback program authorizing the Company to purchase up to 5% of its outstanding Class A shares on the open market through the facilities of the NASDAQ Stock Market.  The 2008 program will expire on November 20, 2009. All shares purchased under the stock buyback program will be cancelled.  There were no shares repurchased during the six months ended June 30, 2009.

8.     Stock options and warrants:

(a)	Optimal Group Inc.:

The Company has various stock-based incentive plans for employees and directors. A description of the plans is provided in Note 15 to the 2008 annual audited consolidated financial statements. During the six months ended June 30, 2009, the Company cancelled 4,875,209 options under the plans.  This cancellation resulted in an expense of $1,486, representing the remaining unrecognized stock-based compensation cost related to the cancelled options.  All approvals required for these cancellations were obtained during the period.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

8.    Stock options and warrants (continued):

(a)	Optimal Group Inc. (continued):

Details of outstanding stock options are as follows:

		Weighted
		average
		exercise
	Number of	price
	options	per share

Options outstanding December 31, 2008	5,471,874	$6.24

Expired	(440,665)	6.44

Cancelled	(4,875,209)	6.29

Options outstanding June 30, 2009	156,000	$4.21

During the six-month period ended June 30, 2009, no options were granted.

As at June 30, 2009, 156,000 (June 30, 2008 - 5,504,541) stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

The remaining options have a weighted average remaining contractual life of 5.38 years, and 78,000 of these options were exercisable as at June 30, 2009.

At June 30, 2009, there are 820,000 warrants outstanding, exercisable at $5.56 per share.  These warrants expire in November 2014, 410,000 are currently exercisable and the balance will be exercisable in November 2009.  All of these warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

(b)	Terra Payments Inc.:

During the period ended June 30, 2009, 134,113 U.S. dollar options and 54,384 Canadian dollar options expired.  There are no outstanding Terra Payments Inc.’s options as at June 30, 2009.

As at June 30, 2008, 256,218 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2009 and 2008
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

Following announcements by the U.S. Attorney’s Office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, the Company announced on May 8, 2007 that it had initiated discussions with the U.S. Attorney’s Office in the Southern District of New York and it was in the process of responding to a voluntary request for information issued by the U.S. Attorney’s Office.  In connection with such ongoing investigation, the Company announced on May 11, 2007 that it had received a copy of warrants of seizure issued by the U.S. Attorney’s Office against funds of certain payment processors that were on deposit with two U.S. banks.  These funds included $19,183 on deposit to the credit of the Company's affiliates.  The total amount seized of $19,183 is presented as long-term asset related to discontinued operations on the consolidated balance sheets. The Company is not receiving any interest income on this amount. No provision has been recorded by the Company for this matter because the outcome of these discussions and the amount of loss, if any, are not currently determinable.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

9.      Contingencies and guarantees (continued):

(c)	(continued):

Furthermore, the Company has long-term liabilities related to discontinued operations of $10,871, which represent customer reserves from merchants that may only be settled upon resolution of the investigation.

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

(e)
The Company has one letter of guarantee, issued by a highly rated financial institution to indemnify a third party in the event the Company does not perform its contractual obligations.  As at June 30, 2009, the maximum potential liability under this letter of guarantee was $110. As at December 31, 2008, the maximum potential liabilities under these letters of guarantee were $110 and $1,232 (CA$1,500).

 As at June 30, 2009 and December 31, 2008, the Company recorded no liability with respect to these guarantees, as the Company does not expect to make any payment for the aforementioned items.  Management believes that the fair value of the non-contingent obligations, to stand ready to perform in the event that specified triggering events or conditions occur, approximates the cost of obtaining the letter of guarantee.

10.      Income taxes:

During the six-month period ended June 30, 2009, the Company recorded an income tax recovery of $636 resulting in an effective tax rate of 2%, compared to an income tax provision of $903 and effective tax rate of (5)% for the six-month period ended June 30, 2008. The difference is largely due to the write-off in 2008 of previously recognized future tax assets that no longer met the criteria for recognition.

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

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

11.      Supplemental disclosure of cash flows and other information:

(a)	Net change in operating assets and liabilities:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Accounts receivable	(2,007)	(5,635)	15,795	2,064
Inventories	(1,916)	(8,118)	(3,352)	(12,868)
Prepaid expenses and deposits	(356)	2,717	497	3,663
Accounts payable and accrued liabilities	219	13,541	(11,256)	7,459
Income taxes payable	(444)	436	(1,172)	1,256

Net change in operating assets and liabilities	(4,504)	2,941	512	1,574

(b)	Cash and cash equivalents:

	June 30,	December 31,
	2009	2008

Cash and cash equivalents consist of:
Cash balances with banks	$23,871	$26,925
Short-term investments, bearing interest at 2.57%	–	5,924

	$23,871	$32,849

(c)	Non-cash transactions:

	June 30,	June 30,
	2009	2008

Change in additions of property, equipment and intangibles included in accounts payable and accrued liabilities	$167	$240
Adjustments to WowWee purchase price equation to goodwill	–	1 085

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

11.  Supplemental disclosure of cash flows and other information (continued):

(d)	Other revenues:

At June 30, 2009, the Company continues to operate certain merchant portfolios that formed part of the payment processing segment. Effective January 1, 2009, the results of operations of the remaining merchant portfolios are presented on a net basis and as part of “Other Revenues” in the condensed consolidated statement of operations and comprehensive loss. Included, for the three months ended June 30, 2009, are gross revenues of $7,356, net of transaction processing costs and commissions of $6,549, and for the six months ended June 30, 2009, gross revenues of $14,810, net of transaction processing costs and commissions of $13,140. Other expenses related to these merchant portfolios and not included in “Other Revenues” for the three-month period ended June 30, 2009 are amortization of intangibles of $697 (June 30, 2008 - $961) and an impairment loss on intangibles of $4,000 (June 30, 2008 - nil).  The amortization of intangibles for the six-month period ended June 30, 2009 was $1,387 (June 30, 2008 - $1,922) and an impairment loss on intangibles of $4,000 (June 30, 2008 - nil).

For the three-month period ended June 30, 2008, the results of these portfolios are presented on a gross basis and $946 of selling costs are included in transaction processing costs.  The expense for the six-month period ended June 30, 2008 was $1,866.

Included in intangible assets on the condensed consolidated balance sheets is $4,679 (December 31, 2008 - $10,061) of customer and ISO/ISA relations, related to these remaining portfolios. Total assets related to these portfolios are comprised mainly of intangible assets.

(e)	Foreign exchange:

Included in “Selling, general and administrative expenses” in the condensed consolidated statement of operations and comprehensive loss is a foreign exchange loss relating to financial assets and liabilities of $494 for the three-month period ended June 30, 2009 (June 30, 2008 - $394) and $470 for the six-month period ended June 30, 2009 (June 30, 2008 - $417).

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

11.  Supplemental disclosure of cash flow and other information (continued):

(f)	Amortization:

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008

Amortization of intangibles pertaining to cost of sales and transaction processing	$2,597	$2,769	$5,185	$5,460
Amortization of equipment pertaining to cost of sales	536	832	1,124	1,661
Amortization of equipment pertaining to selling, general and administrative	214	150	401	247

	$3,347	$3,751	$6,710	$7,368

12.	Financial instruments:

(a)	Fair values:

The Company has determined that the fair value of its short-term financial assets and liabilities approximates their respective fair values as at the balance sheet dates because of the short-term maturity of those instruments.  The carrying value of the long-term debt also approximates its fair value.  The fair value of the long-term debt is calculated using the present value of future principal payments discounted at current market rate for the remaining term to maturity.  The fair values of the long-term assets and liabilities related to discontinued operations have not been determined because of the uncertainty related to the timing and resolution of the investigation by the U.S. Attorney's office.  See note 9 (c).

(b)	SFAS No. 157 - Fair value adjustments:

Effective January 1, 2009, The Company adopted SFAS No. 157, for all non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of SFAS No. 157 for non-financial assets and liabilities that are measured at fair value on a non-recurring basis did not impact the Company’s financial position or results of operations for the three and six months ended June 30, 2009.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

12.	Financial instruments (continued):

(c)	Financial income and expense:

(i)	Other income includes interest income earned on cash equivalents and short-term investments and on balance of sale receivable.

(ii)
The Company recorded a bad debt (recovery) expense of $(97) for the three-month period ended June 30, 2009 (June 30, 2008 - $11) in "Selling, general and administrative expenses" in the condensed consolidated statement of operations and comprehensive loss.  The expense for the six-month period ended June 30, 2009 was $191 (June 30, 2008 - $15).

(d)	Other:

The Company seeks to mitigate its exposure to foreign currency transaction risk which is mainly due to purchases of inventory denominated in foreign currencies in relation to the Company’s European subsidiary, by monitoring its foreign currency transaction exposure for the year and partially manage such exposure using foreign currency swap contracts. At June 30, 2009, the Company had entered into a swap contract to buy U.S. dollars with a notional amount of $3,150 at the rate of 1.393 US/EUR.  The contract matures on August 28, 2009.  The Company has also entered into an interest rate swap contract (from variable rate receive to fixed rate pay) on a notional amount of EUR 1,000. This contract matures in March 2013.  At June 30, 2009, the fair value of these contracts was not significant.  No contracts were outstanding at June 30, 2008.

13.	Segmented information:

During the period ended June 30, 2009, the Company operated in the consumer robotic, toy and entertainment products segment.  In 2008, the Company also operated in the payment processing segment, which is now considered a discontinued operation with the exception of two residual portfolios (refer to note 11 (d)).

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Canadian/U.S. reporting differences:

The condensed consolidated financial statements of the Company are prepared in accordance with U.S. GAAP, which conform, in all material respects, with Canadian GAAP, except as described below:

(a)	Consolidated balance sheets:

Differences between U.S. and Canadian GAAP in the presentation of share capital, additional paid-in capital and deficit are as follows:

(i)	Share capital:

	June 30,	December 31,
	2009	2008

Share capital in accordance with U.S. GAAP	$252,488	$252,488
Stock-based compensation costs on options exercised: (1)
Cumulative effect of prior years	(39,868)	(39,868)
Change in reporting currency (2)	(2,588)	(2,588)

Share capital in accordance with Canadian GAAP	$210,032	$210,032

(ii)	Additional paid-in capital:

	June 30,	December 31,
	2009	2008

Additional paid-in capital in accordance with U.S. GAAP	$65,678	$64,173
Stock-based compensation costs: (1)
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation costs on options exercised: (1)
Cumulative effect of prior years	39,868	39,868
Change in reporting currency (2)	(968)	(968)

Additional paid-in capital in accordance with Canadian GAAP	$35,821	$34,316

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Canadian/U.S. reporting differences (continued):

(a)	Consolidated balance sheets (continued):

(iii)	Deficit:

	June 30,	December 31,
	2009	2008

Deficit in accordance with U.S. GAAP	$(249,855)	$(222,849)
Stock-based compensation costs: (1)
Cumulative effect of prior years	68,757	68,757
Stock-based compensation to non-employees (1)	834	834
Change in reporting currency (2)	1,189	1,189

Deficit in accordance with Canadian GAAP	$(179,075)	$(152,069)

(1)	Stock-based compensation:

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

Accumulated other comprehensive loss under Canadian GAAP is $(1,484) as at June 30, 2009 and December 31, 2008, which resulted solely from the translation of the financial statements up to June 30, 2000, the date on which the Company adopted the United States dollar as its functional currency, in accordance with the current rate method. Prior to the change in functional currency which occurred as of June 30, 2000, the Company adopted the USD as its reporting currency during 1998, and used the current rate method under US GAAP compared to a translation of convenience method under Canadian GAAP.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended June 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Canadian/U.S. reporting differences (continued):

(c)   New accounting policies:

Effective January 1, 2009, the Company adopted the Canadian Institute of Chartered Accountants ("CICA") Handbook Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, Goodwill and Other Intangible Assets, and Section 3450, Research and Development Costs.  The standard provides guidance on the recognition of intangible assets in accordance with the definition of an asset and the criteria for asset recognition, as well as clarifying the application of the concept of matching revenues and expenses, whether these assets are separately acquired or internally developed.  The adoption of this standard did not have a significant impact on the Company's financial results.

Effective January 1, 2009, the Company adopted CICA EIC-173, Credit Risk and the Fair Value of Financial Assets and Financial Liabilities, which clarifies that the credit risk of counterparties should be taken into account in determining the fair value of derivative financial instruments.  The adoption of this standard did not have a significant impact on the Company’s financial results.

15.      Subsequent events:

On August 7, 2009, shareholders of the Company approved an amendment to the Articles of Continuance of the Company to consolidate all issued and outstanding Class A shares on the basis that each holder of a Class A share shall receive one (1) Class A share for every five (5) Class A shares so consolidated.  The proposed share consolidation will become effective upon the filing of the Articles of Amendment and the issuance of a Certificate of Amendment in respect thereof.

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

In this Form 10-Q, except where otherwise indicated, references to “dollars” or “$” are to United States dollars, references to our “common shares” are to our Class “A” shares, references to “our interim condensed  consolidated financial statements” are to our interim condensed consolidated financial statements as at and for the period ended June 30, 2009, which are included in “Item 1.  Financial Statements”, and all dollar amounts, except those expressed in millions of dollars, are rounded to the nearest thousand. Any reference in this Form10-Q to uniform resource locator (URL) website locations are inactive textual references only and the contents of such websites do not form a part of this Form 10-Q.

Cautionary Statements Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, but are not limited to, statements about our current expectations with respect to our future growth strategies, results, opportunities and prospects, competitive position and industry environment. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, or those of the markets we serve, to differ materially from those expressed in, or implied by, these forward-looking statements, including:

•	existing and future governmental regulations and disputes with governmental authorities;

•	general economic, legal and business conditions in the markets we serve;

•	our ability to continue to satisfy Nasdaq's conditions for continued listing of our common shares on The NASDAQ Global Market;

•	consumer confidence in the security of financial information transmitted via the Internet;

•	levels of consumer and merchant fraud, disputes between consumers and merchants and merchant insolvency;

•	liability for merchant chargebacks;

•	our ability to safeguard against breaches of privacy and security when processing electronic transactions and use of our payments systems for illegal purposes;

•	the imposition of and our compliance with rules and practice procedures implemented by credit card associations;

•	our ability to protect our intellectual property;

•	our relationships with our suppliers and the banking associations that we rely upon to process our electronic transactions;

•	disruptions in the function of our electronic payments systems and technological defects;

•	our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances;

•	our ability to retain key personnel;

•	currency exchange rate fluctuations;
·
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

Future operations

Our financial statements have been prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that we will continue our operations for the foreseeable future and be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

The recent banking and financial crisis and the global economic recession have created an extremely challenging retail and economic environment in the United States and Canada, which has negatively impacted our operating performance. Moreover, the lack of resolution in our continuing discussions with the U.S. Attorney’s Office has impeded our access to traditional sources of financing to fund our operations.

We currently fund the majority of our operations from our cash and cash equivalents. The balance of cash and cash equivalents, generally decreases during the second and third quarters of the year, as cash is used to fund product development and production, and increases in the fourth and first quarters in connection with the shipping and collection periods. In January 2009, we implemented a cost reduction program and since that time management has taken steps to more closely manage our working capital.

Although we currently forecast that our cash and cash equivalents, together with cash to be generated from operations, will be adequate to meet our needs for at least the next twelve months, if operating performance is significantly lower than currently forecasted we would thereafter require financing in order to meet our cash flow requirements and fund our operations. Our operating performance is impacted by economic, financial, competitive, legislative and regulatory factors, as well as other events that are beyond our control.

If we were to require financing in order to meet our cash flow requirements and fund our operations and such financing was not available to us, or was not available to us on terms that are acceptable to us, there could, at the time, be significant uncertainty about our ability to continue as a going-concern, and our capacity to realize the carrying value of our assets and repay our existing and future obligations as they generally become due. Our financial statements do not reflect adjustments that would be necessary if the going concern assumptions were not appropriate under these circumstances.

Overview

During the period ended June 30, 2009, we operated in the consumer robotic, toy and entertainment product segment through WowWee, which is comprised of WowWee Group Limited, WowWee Canada Inc., WowWee USA, Inc. and WW Sablon Holdings. We design, develop, market and distribute technology-based, consumer robotic, toy and entertainment products.  In 2008, we also operated in the payment processing segment, which is now primarily considered a discontinued operation.

WowWee

Based in Hong Kong, with offices in Carlsbad, California, New York, New York, Montreal, Quebec, and Wauthier-Braine, Belgium, WowWee designs, develops, markets and distributes technology-based, consumer robotic, toy and entertainment products that can be sold at a variety of price points.  For 2009, WowWee’s product offerings encompass five distinct lines: WowWee Robotics, WowWee Flytech,WowWee Alive,Think Wow Toys and WowWee Technologies.

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

Within the United States and Canada, WowWee sells its products directly to its retailer customers through its direct sales channel, through independent sales representatives and through distributors.  As of January 1, 2009, WowWee products are sold to most European countries directly through WowWee Europe, a recently established division resulting from the acquisition of Sablon Distribution SA, a former independent distributor – see “Recent Developments” below. For retailers in the rest of the world, WowWee utilizes a network of distributors located in various jurisdictions. WowWee products are also available for sale through WowWee’s Internet-based store (http://www.wowweestore.com). In 2008, approximately 62% of its products were sold in North America, with the balance being sold internationally.WowWee does not have written agreements with its customers. Instead, sales are made based on purchase orders, primarily against letters of credit. The majority of orders are traditionally written during the first two quarters of the year, with shipments occurring throughout the year as new product becomes available. The majority of the product shipments occur during the third and fourth quarters of the year. Revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) products are shipped to customers who assume risk of loss, (iii) collection of the respective receivable is probable and (iv) sales price is fixed or determinable. In practice, this results in revenue being recognized when the product is shipped from Hong Kong.  Accruals for customer discounts, rebates, incentives and allowances are recorded when the related revenues are recognized.

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

We expect the unfavorable economic conditions experienced in 2008 to continue in 2009. We also expect revenues to be under pressure in 2009 as a result of a continued reluctance of consumers to spend and desire of retailers to reduce inventories, weakening foreign exchange in international markets and the sale of fewer entertainment-related products in 2009. As a result we are managing our business based on reduced revenue assumptions and taking actions intended to improve gross margins and strengthen our balance sheet.

Recent Developments

On February 2, 2009, we entered into an agreement with a buyer, giving us the right to cause the buyer to purchase, and giving the buyer the right to cause us to sell, a portfolio of residual payments from merchants processing credit card-present transactions.  In substance, the transaction represents the sale of a portfolio of residual payments from merchants processing credit card-present transactions for proceeds of approximately $11.0 million. The aggregate amount of monthly residuals earned on the portfolio, net of a service fee, will be set-off against and will reduce the balance of sale receivable. The agreement established that the calculation be based on the results of this portfolio from November 2008 onwards. The adjustment for the amount earned between November 2008 to the transaction date is reflected as a reduction to the proceeds. The adjusted balance of sale is increased monthly by a rate of interest of 1% per month. Our right to cause the buyer to purchase (to effectively settle the balance of sale) may be exercised any time on or after February 2, 2011.  The buyer's right to cause us to sell the portfolio (to effectively settle the balance of sale) may be exercised at any time up to December 31, 2014.  Under the terms of this agreement, we have also received a warrant, exercisable for a nominal consideration, giving us the right to acquire treasury shares, representing up to 3.5% of the outstanding shares of the purchaser, if the purchase price is not settled prior to specified dates.

Effective February 4, 2009, we sold a portfolio of merchant processing contracts and associated sales channel contracts for a cash consideration of approximately $1.0 million.

The results of operations for these disposed portfolios are included as discontinued operations in the interim condensed consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended June 30, 2009.

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

These seasonal purchasing patterns and requisite production lead times cause risk in our business associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Retailers are also attempting to manage their inventories more tightly in recent years, requiring us to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may increase due to the need to pre-build products before orders are placed.

In anticipation of retail sales in the traditional holiday season, we significantly increase production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of our fiscal year. Seasonal shipping patterns result in significant peaks in the third and fourth quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements.

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

Critical Accounting Policies and Estimates

Effective January 1, 2009, we prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) with a reconciliation to Canadian GAAP as described in note 14 of the notes to our interim condensed consolidated financial statements. Previously, our accounting principles conformed to Canadian GAAP and reconciled differences with U.S. GAAP through our financial statement disclosures.

Our interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make numerous estimates and assumptions. Financial results as determined by actual events could differ from those estimates and assumptions, and therefore affect our reported results of operations and financial position. Changes in accounting policies are more fully described in note 25 of the notes to our annual audited consolidated financial statements included in our Form 10-K Annual Report for the year ended December 31, 2008 and note 2 of the notes to our interim condensed consolidated financial statements.  Our significant accounting policies are more fully described in note 4 of the notes to our annual audited consolidated financial statements included in our Form 10-K Annual Report for the year ended December 31, 2008.  The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations. The preparation of financial statements also involves significant management judgment in making estimates about the effect of matters that are inherently uncertain which are more fully described in Note 4 (q) of the notes to our annual audited consolidated financial statements included in our Form 10-K Annual Report. While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible, based on existing knowledge, that changes in future conditions in the near term could affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. “Near term” is considered to be within one year from the date of the financial statements.

Intangibles

Intangible assets with finite lives continue to be amortized over their estimated useful lives. The amounts recorded as intangible assets at the date of acquisition represent the estimated fair value of these assets based on estimated future cash flows discounted at appropriate discount rates. Intangibles with finite lives, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such assessments require us to make estimates of future cash flows to be generated from the related assets. The recent banking and financial crisis and global recession has negatively impacted our operating performance. Other than the impairment on the payments processing intangibles, we have recorded no impairment charges on the remaining intangible assets during 2009.  However, it is reasonably possible that our determination that these intangibles are not impaired could change in the near term should our operating performance deteriorate lower than is currently forecasted.

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

Income Taxes

We provide for income taxes using the asset and liability method of tax allocation. Under this method, deferred income tax assets and liabilities are determined based on deductible or taxable temporary differences between financial statement values and tax values of assets and liabilities using enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse. We establish a valuation allowance against deferred income tax assets if, based on available information, it is more likely than not that some or all of the deferred income tax assets will not be realized. In assessing the reliability of tax assets, we consider whether it is more likely than not that some portion or all of the tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We considered the scheduled reversal of tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

Recent Accounting Pronouncements

(a)           New Accounting Policies

The following accounting standards have recently been issued by the Financial Accounting Standards Board (FASB) and the Canadian Institute of Chartered Accountants (CICA), that are relevant to us.

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

SFAS No. 165 - Subsequent Events

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events which is effective for interim periods ending after June 15, 2009. SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, we evaluated the events and transactions that occurred between June 30, 2009 through August 7, 2009, the date these financial statements were issued.

SFAS No. 141R - Business combinations

Effective January 1, 2009, we adopted the statement of Financial Accounting Standards SFAS No. 141R, Business Combinations on a prospective basis.  This standard is a revised standard on accounting for business combinations.  The major changes to accounting for business combinations include the following: all business acquisitions will be measured at fair value; the existing definition of a business has been expanded; pre-acquisition contingencies will be measured at fair value; most acquisition-related costs will be recognized as expenses as incurred (they would no longer be part of the purchase consideration); obligations for contingent consideration will be measured and recognized at fair value at the acquisition date (measurement would no longer need to wait until the contingency is settled); non-controlling interests will be measured at fair value at the date of acquisition (i.e., 100% of the assets and liabilities will be measured at fair value even when an acquisition is for less than 100%); goodwill, if any, arising on a business combination reflects the excess of the fair value of the acquiree, as a whole, over the net amount of the recognized identifiable assets acquired and liabilities assumed, and will be allocated to the acquirer and the non-controlling interest.  The adoption of this standard did not have an impact on our results as there were no business acquisitions in the six-month period ended June 30, 2009.

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

Goodwill and Other Intangible Assets; Research and Development Costs

Effective January 1, 2009, we adopted the Canadian Institute of Chartered Accountants ("CICA") Handbook Section 3064, Goodwill and Intangible Assets, which replaces Section 3062, Goodwill and Other Intangible Assets, and Section 3450, Research and Development Costs.  The standard provides guidance on the recognition of intangible assets in accordance with the definition of an asset and the criteria for asset recognition, as well as clarifying the application of the concept of matching revenues and expenses, whether these assets are separately acquired or internally developed.  The adoption of this standard did not have a significant impact on our financial results.

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

(b)           Future Accounting Pronouncements

The following accounting pronouncements have recently been issued by the the FASB and CICA and may be relevant to us.

In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 166 amends SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and the Extinguishments of Liabilities, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. We have not completed our evaluation, but we do not expect the adoption of SFAS No. 166 to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162  SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009We do not expect the adoption of SFAS No. 168 to have a material impact on our consolidated financial statements.

SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. SFAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. SFAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of FSP No. SFAS 157-4 to have a material effect on our financial statements.

SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

  In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. SFAS 115-2”). FSP No. SFAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP No. SFAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. SFAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of FSP No. SFAS 115-2 to have a material effect on our financial statements.

SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. SFAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. SFAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. We do not expect the adoption of FSP No. SFAS 107-1 and APB 28-1 to have a material effect on our financial statements.

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

Financial Condition

As at June 30, 2009, cash and cash equivalents, and short-term investments, totaled $23.9 million compared to $39.1 million as at December 31, 2008.

The decrease in cash and cash equivalents, and short-term investments is primarily due to the use of cash in operations as the first two quarters are the periods of lowest shipments and sales and therefore the least profitable due to various fixed costs, as well as the repayment of $1.5 million of bank indebtedness. We have various credit facilities through our subsidiaries located in Belgium and Hong Kong, amounting to approximately $14.4 million, of which $10.0 million was used at June 30, 2009. As at June 30, 2009 and December 31, 2008, our cash and cash equivalents and short-term investments, net of bank indebtedness were as follows:

	June 30,	December 31,
(U.S. dollars, in thousands)	2009	2008

Cash and cash equivalents	$23,871	$32,849
Short-term investments	-	6,296
	23,871	39,145

Less:
Bank indebtedness	(10,029)	(11,547)

Net cash position	$13,842	$27,598

Our portfolio of liquid and investment grade short-term investments as at December 31, 2008, consisted of U.S. denominated discounted and undiscounted notes and bonds.

Working capital as at June 30, 2009 was $19.9 million, as compared to $33.2 million at December 31, 2008. This decrease resulted primarily from the loss from operations.

Accounts and other receivables as at June 30, 2009 were $8.4 million, as compared to $24.2 million at December 31, 2008. The decrease is due primarily to the seasonal decrease in revenues in the six-month period ended June 30, 2009, and the collection of accounts receivable which were generated from sales in the third and fourth quarter of 2008.

Inventories increased by $3.3 million from $19.4 million as at December 31, 2008 to $22.7 million as at June 30, 2009. The increase is primarily due to the buildup of inventory levels in the first two quarters of 2009 in preparation for the anticipated sales in the last two quarters.

Intangible assets decreased by $9.2 million, from $45.1 million as at December 31, 2008 to $35.9 million as at June 30, 2009, due to amortization of $5.2 million recorded in the six-month period ended June 30, 2009 and an impairment charge of $4.0 million related to certain merchant portfolios that formed part of the  payment processing business.

 Shareholders’ equity as at June 30, 2009 was $68.0 million, as compared to $93.5 million as at December 31, 2008. The decrease is attributable primarily to the loss from operations.

Results of Operations

 We expect the unfavorable economic conditions experienced in 2008 to continue throughout 2009. We also expect revenues to be under pressure in 2009 as a result of a continued reluctance by consumers to spend and desire by retailers to reduce inventories, weakening foreign exchange in international markets, and the sale of fewer entertainment-related products in 2009. Although there are several external indications that the economic environment is improving, we believe it is still too early to project when, and how quickly this recovery will impact our business. As a result, we are managing our business based on reduced revenue assumptions and taking actions intended to improve gross margins and strengthen our balance sheet.

Revenue is subject to seasonal variability with a significant portion of annual revenues expected to be generated in the third and fourth quarter of each calendar year.

Six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008

Revenues decreased by $11.7 million, from $20.4 million for the six-month period ended June 30, 2008 to $8.7 million for the six-month period ended June 30, 2009. The decrease is attributed primarily to the continuing unfavorable economic conditions, as mentioned above, primarily the desire by retailers to reduce inventories as well as changes in our distribution model whereby we sell a larger proportion directly to retailers and consumers, who in turn are issuing purchase orders only later in the buying season.

Effective January 1, 2009, the results of operations from payment processing are presented on a net basis as other revenues, whereas the results for the comparative six-month period ended June 30, 2008 were reported on a gross basis. As a result other revenues decreased by $17.6 million, from $19.3 million for the six-month period ended June 30, 2008 to $1.7 million for the six-month period ended June 30, 2009.

Cost of sales decreased by $6.7 million, from $14.5 million for the six-month period ended June 30, 2008 to $7.8 million for the six-month period ended June 30, 2009. The decrease is consistent with the reduction in revenue.

Transaction processing costs for the six-month period ended June 30, 2008 were $17.5 million, however for the six-month period ended June 30, 2009 there was no transaction processing expenses presented as the related revenues  were reported net of such costs as part of “other revenues”.

Selling, general and administrative expenses increased by $2.7 million, from $14.6 million for the six-month period ended June 30, 2008 to $17.3 million for the six-month period ended June 30, 2009. The increase is due primarily to selling, general and administrative expenses related to Sablon and Think Wow Toys which were acquired in the third quarter of 2008, offset by a reduction in travel and sales sample expenses.

Stock-based compensation pertaining to selling, general and administrative expense decreased by $0.9 million, from $2.4 million for the six-month period ended June 30, 2008 to $1.5 million for the six-month period ended June 30, 2009.  The decrease is due to the cancellation of 4,875,209 options during the six months ended June 30, 2009, which represented the majority of the remaining options.

Research and development expenses increased by $0.1 million, from $1.3 million for the six-month period ended June 30, 2008 to $1.4 million for the six-month period ended June 30, 2009.

Amortization of intangibles pertaining to transaction processing and cost of sales remained relatively constant at $5.2 million for the six-months ended June 30, 2009, compared to $5.5 million for the comparable period in 2008.

Amortization of equipment pertaining to cost of sales was $1.1 million for the six-months ended June 30, 2009, compared to $1.7 million for the comparable period in 2008. This expense is related to the amortization of moulds used in the production of our products.

Amortization of equipment pertaining to selling, general and administrative expense was $0.4 million for the six-month ended June 30, 2009, compared to $0.2 million for the comparable period in 2008.

As at June 30, 2009, we tested for impairment on the customer relations and ISO/ISA intangible assets related to certain merchant portfolios that are part of our former payment processing segment, as we determined that the estimated attrition rate should be increased due to new information.  As a result of this analysis, we recorded a non-cash impairment charge of $4.0 million at June 30, 2009 based on an estimated fair value established using a discounted cash flow methodology.

The provision for income taxes consisted of a recovery of $0.6 million for the six-month period ended June 30, 2009 compared to a charge of $0.9 million for the six-month period ended June 30, 2008. The difference is largely due to the write-off in 2008 of previously recognized future tax assets that no longer met the criteria for recognition.

Significant components of the consolidated tax provision for the six-month period ended June 30, 2009 included the effect of  tax differences in tax rates in foreign jurisdictions, an increase of valuation allowances against operating losses carry forward and non-deductible stock-based compensation. Our operations are taxable in Hong Kong at a lower effective tax rate than in Canada, which affected the provision by $0.9 million compared to $1.0 million for the six-month period ended June 30, 2008.  In addition, the 2009 tax provision includes the tax effect of non-deductible stock-based compensation expense in the amount of $0.5 million compared to $0.8 million for the six-month period ended June 30, 2008.

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

Our net loss for the six-month period ended June 30, 2009 was $27.0 million (or $1.05 per share), as compared to a net loss of $56.4 million (or $2.18 per share) for the six-month period ended June 30, 2008. The decrease is due primarily to the following 2008 items: a non-cash impairment loss from discontinued operations of $29.0 million for goodwill, as well as related charges of $5.7 million for the “other asset” and $7.6 million of future tax assets that no longer met the criteria for recognition.

We previously used EBITDA to assess our operating performance, which was a non-GAAP financial measure that excluded non-cash expenses, items that cannot be influenced by Management in the short-term or items that do not impact core operating performance. We believe that this measure no longer provides any additional meaningful information at this time and therefore have discontinued the use of this measure during the three-month period ended June 30, 2009.

Three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008

Revenues decreased by $9.0 million, from $15.5 million for the three-month period ended June 30, 2008 to $6.5 million for the three-month period ended June 30, 2009. The decrease is attributed primarily to the continuing unfavorable economic conditions, as mentioned above, primarily the desire by retailers to reduce inventories as well as changes in our distribution model whereby we sell a larger proportion directly to retailers and consumers, who in turn are issuing purchase orders only later in the buying season.

Cost of sales decreased by $4.4 million, from $10.8 million for the three-month period ended June30, 2008 to $6.4 million for the three-month period ended June 30, 2009. The decrease is consistent with the reduction in revenue.

Transaction processing costs for the three-month period ended June 30, 2008 were $8.7 million, however for the three-month period ended June 30, 2009 there was no transaction processing expenses presented as the related revenues were reported net of such costs as part of “other revenues”.

Selling, general and administrative expenses increased by $0.4 million, from $8.2 million for the three-month period ended June 30, 2008 to $8.6 million for the three-month period ended June 30, 2009. The increase is due primarily to selling, general and administrative expenses related to Sablon and Think Wow Toys which were acquired in the third quarter of 2008, offset by a reduction in travel and sales sample expenses.

Stock based compensation pertaining to selling, general and administrative decreased by $1.8 million. The decrease is due to the cancellation of 4,875,209 options during the three months ended March 31, 2009, which represented the majority of the remaining options.

Research and development expenses remained consistent at $0.8 million for the three-month period ended June 30, 2009 to $0.7 million for the comparable period in 2008.

Amortization of intangibles pertaining to transaction processing costs and cost of sales remained relatively constant at $2.6 million for the three-month period ended June 30, 2009 and $2.8 million for the comparable period in 2008.

Amortization of equipment pertaining to cost of sales for the three-month period ended June 30, 2009 was $0.6 million compared to $0.8 million for the comparable period in 2008. This expense is related to the amortization of moulds used in the production of our products.

Amortization of property and equipment pertaining to selling, general and administrative remained constant at $0.2 million.

As at June 30, 2009, we tested for impairment on the customer relations and ISO/ISA intangible assets related to certain merchant portfolios that are part of the payment processing segment, as we determined that the estimated attrition rate should be increased due to new information.  As a result of this analysis, we recorded a non-cash impairment charge of $4.0 million at June 30, 2009 based on an estimated fair value established using a discounted cash flow methodology.

The provision for income taxes consisted of a recovery of $0.8 million for the three-month period ended June 30, 2009 compared to a charge of $1.5 million for the three-month period ended June 30, 2008. The difference is largely due to the write-off in 2008 of previously recognized future tax assets that no longer met the criteria for recognition.

The difference between the effective tax rate of 5% and the expected statutory tax rates of 31% is mainly due to the fact that we recorded a valuation allowance with respect to certain net operating losses carry-forward which we do not believe is more likely than not to be realized. In addition, a significant portion of our operations are taxable in Hong Kong at a lower effective tax rate than in Canada.

Our net loss for the three-month period ended June 30, 2009 was $14.6 million (or $0.57 per diluted share), compared to a net loss of $48.4 million (or $1.87 per diluted share) for the three-month period ended June 30, 2008. The decrease is due primarily to the following 2008 items: a non-cash impairment loss from discontinued operations of $29.0 million for goodwill, as well as related charges of $5.7 million for the “other asset” and $7.6 million of future tax assets that no longer met the criteria for recognition.

We previously used EBITDA to assess our operating performance, which was a non-GAAP financial measure that excluded non-cash expenses, items that cannot be influenced by Management in the short-term or items that do not impact core operating performance. We believe that this measure no longer provides any additional meaningful information at this time and therefore have discontinued the use of this measure during the three-month period ended June 30, 2009.

Liquidity and Capital Resources

As at June 30, 2009, cash and cash equivalents, and short-term investments, totaled $23.9 million compared to $39.1 million as at December 31, 2008.

The decrease in cash and cash equivalents, and short-term investments is primarily due to the use of cash in operations as the first two quarters are the periods of lowest shipments and sales and therefore the least profitable due to various fixed costs, as well as the repayment of $1.5 million of the bank indebtedness. We have various credit facilities through our subsidiaries located in Belgium and Hong Kong, amounting to approximately $14.4 million, of which $10.0 million was used at June 30, 2009. The terms and rates of these credit facilities have not changed from December 31, 2008.

Operating activities used $9.8 million of cash and cash equivalents in the three-month period ended June 30, 2009, as compared to generating $3.2 million in the three-month period ended June 30, 2008. This change is due mainly to the increase in the net loss from continuing operations, and of the timing of payments of the trade payables.

Financing activities generated $2.5 million of cash and cash equivalents in the three-month period ended June 30, 2009, as compared to using $0.1 million used in the three-month period ended June 30, 2008. This change is due to the increase of $2.7 million of bank indebtedness in the three-month period ended June 30, 2009.

Investing activities used $0.6 million of cash and cash equivalents for the three-month period ended June 30, 2009, as compared to generating $2.3 million of cash and cash equivalents for the three-month period ended June 30, 2008, primarily from the maturity of short-investments.

Also refer to the disclosure under ”Future Operations” above under this Item 2.

Current Economic Environment

The downturn in the global economy had a significant negative effect on the toy industry and us. Consumer confidence reached low levels in December of 2008, driving retail sales weakness in the fourth quarter as consumers, fearful of the economy’s direction, cut back their discretionary spending. Toy retailers and manufacturers were impacted by the economic downturn, with estimates that a significant number of Chinese toy manufacturers will close their operations and a significant number of toy sellers in the U.S., U.K., Mexico and other major markets will close or significantly reduce their operations or enter bankruptcy.

We expect the unfavourable economic conditions experienced in 2008 to continue in 2009. We also expect revenues to be under pressure in 2009 as a result of a continued reluctance of consumers to spend and desire of retailers to reduce inventories, weakening foreign exchange in international markets, and the sale of fewer entertainment-related products in 2009. As a result, we are managing our business based on reduced revenue assumptions and taking actions intended to improve margins and strengthen our balance sheet.

Risk management strategies are likely to evolve in response to future conditions and circumstances, including the effects and consequences resulting from the current economic downturn. These future strategies may not fully insulate us in the near term from adverse effects, the more significant of which relate to liquidity and capital resources as well as exposure to credit losses.

We expect to focus on margins and conserve cash in 2009. As a result, we are attempting to tightly manage our inventories, capital expenditures and other spending activity in 2009. We expect that some of our customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials.

Our focus in 2009 is on strengthening our balance sheet and managing costs in line with anticipated reduced revenues with the goal of improving our results of operations and the cash flows generated by our business.

We believe that our cash and cash equivalents will be adequate to meet our needs for at least the next 12 months.

We have no off-balance sheet arrangements, other than long-term lease commitments for our premises in the United States, Canada, Hong Kong and Europe. During the six-month period ended June 30, 2009, there have been no material changes in contractual obligations and commercial commitments from those summarized in note 16 (a) of the notes to our annual audited consolidated financial statements included in our Form 10-K Annual Report for the year ended December 31, 2008.

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.               Controls and Procedures

As of June 30, 2009 (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities and there were no repurchases under our stock purchase program during the six-month period ended June 30, 2009.

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

August 7, 2009	Optimal Group Inc.

	By:	/s/ NEIL S. WECHSLER
Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GARY S. WECHSLER
Gary S. Wechsler, Chief Financial Officer
(Principal Accounting Officer)