Form 10-Q
period 2009-09-30
OPTIMAL GROUP INC
filed 2009-11-13
CIK 1015923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).	Yes ☐ No ☒

At November 11, 2009 the registrant had 5,148,735 common shares designated as Class “A” shares (without nominal or par value) outstanding.

OPTIMAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements of
(Unaudited)

OPTIMAL GROUP INC.

Three and nine months ended September 30, 2009 and 2008
(expressed in U.S. dollars)

OPTIMAL GROUP INC.
Condensed Consolidated Financial Statements

Three and nine months ended September 30, 2009 and 2008
(expressed in U.S. dollars)

Financial Statements

Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Earnings	5

Unaudited Condensed Consolidated Statements of Shareholders’ Equity	6

Unaudited Condensed Consolidated Statements of Cash Flows	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

OPTIMAL GROUP INC.
Condensed Consolidated Balance Sheets

September 30, 2009 and December 31, 2008
(expressed in thousands of U.S. dollars)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$21,192	$32,849
Short-term investments	–	6,296
Accounts and other receivables (net of allowance for doubtful accounts of $390; 2008 - $758)	26,593	24,169
Current portion of balance of sale receivable	2,127	–
Inventories	21,948	19,364
Prepaid expenses and others	1,575	1,817
Current assets related to discontinued operations	1,495	4,358
	74,930	88,853

Balance of sale receivable	8,000	–
Property and equipment	3,988	4,219
Intangible assets	33,651	45,109
Long-term assets related to discontinued operations (note 10 (c))	–	30,837

	$120,569	$169,018
Liabilities and Shareholders’ Equity

Current liabilities:
Bank indebtedness	$14,140	$11,547
Accounts payable and accrued liabilities	37,008	34,518
Accounts payable and accrued liabilities related to discontinued operations	3,944	5,548
Current portion of long-term debt	915	1,010
Income taxes payable	3,499	2,225
Deferred income taxes	838	838
	60,344	55,686

Deferred income taxes	6,892	6,965
Long-term debt	1,966	2,005
Long-term liabilities related to discontinued operations (note 10 (c))	10,383	10,871

Shareholders' equity:
Share capital	252,488	252,488
Warrants	2,696	2,696
Additional paid-in capital	65,727	64,173
Deficit	(276,910)	(222,849)
Accumulated other comprehensive loss	(3,017)	(3,017)
	40,984	93,491
Contingencies and guarantees (note 10) Subsequent events (note 17)
	$120,569	$169,018

See accompanying notes to unaudited condensed consolidated financial statements.

OPTIMAL GROUP INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Earnings
(Unaudited)

Three and nine months ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues	$33,252	$52,135	$41,919	$72,521
Other revenues (note 13 (d))	829	8,712	2,499	28,040

Expenses:
Cost of sales	28,348	38,308	36,167	52,768
Selling, general and administrative	9,945	10,633	27,250	25,342
Stock-based compensation pertaining to selling, general and administrative	49	517	1,554	2,895
Research and development	1,020	861	2,447	2,136
Operating leases	277	268	838	742
Amortization (note 13 (f))	3,322	3,868	10,032	11,236
Transaction processing costs	–	7,566	–	25,028
Impairment loss (note 5)	–	–	4,000	–

Loss from continuing operations before undernoted item	(8,880)	(1,174)	(37,870)	(19,586)

Other income	297	260	884	1,097

Loss from continuing operations before income taxes	(8,583)	(914)	(36,986)	(18,489)

Income taxes (recovery)	(118)	(211)	(754)	692

Net loss from continuing operations	(8,465)	(703)	(36,232)	(19,181)

Net (loss) earnings from discontinued operations, net of income taxes (note 3 (b))	(18,590)	2,410	(17,829)	(35,552)

Net (loss) earnings and comprehensive (loss) earnings	$(27,055)	$1,707	$(54,061)	$(54,733)

Weighted average number of shares:
Basic and diluted	5,148,735	5,165,818	5,148,735	5,176,589

(Loss) earnings per share:
Continuing operations:
Basic and diluted	(1.64)	(0.14)	(7.04)	(3.70)
Discontinued operations:
Basic and diluted	(3.61)	0.47	(3.46)	(6.87)
Net:
Basic and diluted	(5.25)	0.33	(10.50)	(10.57)

See accompanying notes to unaudited condensed consolidated financial statements.

OPTIMAL GROUP INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Nine months ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars)

	Class “A” shares			Addi-tional paid-in		Accu-mulated other compre-hensive
	Number	Dollars	Warrants	capital	Deficit	loss	Total

Balance, December 31, 2008	5,148,445	$252,488	$2,696	$64,173	$(222,849)	$(3,017)	$93,491
Shares issued pursuant to share consolidation (note 8)	290	–	–	–	–	–	–
Stock-based compensation	–	–	–	1,554	–	–	1,554

Net loss	–	–	–	–	(54,061)	–	(54,061)

Balance, September 30, 2009	5,148,735	$252,488	$2,696	$65,727	$(276,910)	$(3,017)	$40,984

Balance, December 31, 2007	5,196,630	$254,454	$2,696	$59,418	$(111,846)	$(3,017)	$201,705

Cancellation of shares pursuant to stock buyback program	(30,812)	(1,257)	–	786	–	–	(471)

Stock-based compensation	–	–	–	2,910	–	–	2,910
Net loss	–	–	–	–	(54,733)	–	(54,733)

Balance, September 30, 2008	5,165,818	$253,197	$2,696	$63,114	$(166,579)	$(3,017)	$149,411

See accompanying notes to unaudited condensed consolidated financial statements.

OPTIMAL GROUP INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three and nine months ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Cash flows (used in) from operating activities:
Net (loss) earnings	$(27,055)	$1,707	$(54,061)	$(54,733)
(Add) deduct (loss) earnings from discontinued operations	(18,590)	2,410	(17,829)	(35,552)
Net loss from continuing operations	(8,465)	(703)	(36,232)	(19,181)

Adjustments for items not affecting cash:
Amortization	3,322	3,868	10,032	11,236
Deferred income taxes	472	546	(73)	11,370
Impairment of intangibles	–	–	4,000	–
Stock-based compensation	49	517	1,554	2,895
Foreign exchange	436	(161)	94	(181)
Net change in operating assets and liabilities (note 13 (a))	(1,805)	(10,121)	(1,293)	(10,939)
Operating cash flows from (used in) discontinued operations	384	1,728	2,397	(4,802)
	(5,607)	(4,326)	(19,521)	(9,602)

Cash flows from (used in) financing activities:
Increase in bank indebtedness	3,809	4,802	2,362	7,283
Repayment of long-term debt	(47)	–	(275)	–
Repurchase of Class "A" shares	–	–	–	(471)
	3,762	4,802	2,087	6,812

Cash flows (used in) from investing activities:
Purchase of property, equipment and intangible assets	(917)	(755)	(2,049)	(3,918)
Business acquisitions	–	(6,534)	–	(6,534)
Net proceeds from maturity of short-term investments	–	1,167	6,296	11,261
Proceeds from disposition of payment processing businesses	–	–	1,035	–
Proceeds from balance of sale receivable	94	–	345	–
Transaction costs related to business acquisitions and disposals	–	(112)	(126)	(112)
Investing cash flows (used in) from discontinued operations	–	(38)	–	113
	(823)	(6,272)	5,501	810

Effect of exchange rate changes on cash and cash equivalents during the period	(11)	(98)	276	(107)

Net decrease in cash and cash equivalents	(2,679)	(5,894)	(11,657)	(2,087)

Cash and cash equivalents, beginning of period	23,871	51,000	32,849	47,193

Cash and cash equivalents, end of period	$21,192	$45,106	$21,192	$45,106

Supplemental cash flow information (note 13)

See accompanying notes to unaudited condensed consolidated financial statements.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

1.	Basis of presentation and future operations:

Basis of presentation:

These condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods. With the exception of changes referred to in note 2, these interim condensed consolidated financial statements follow the same accounting policies and methods of their application as described in note 4 and note 25 to the annual audited consolidated financial statements for the year ended December 31, 2008. The condensed consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual audited consolidated financial statements of Optimal Group Inc. (the "Company") as at and for the year ended December 31, 2008.

The Company’s revenues and expenses are subject to seasonal variations. The results of operations and cash flows for any interim period are not necessarily indicative of the results or cash flows for an entire year.

All amounts in the attached notes are unaudited unless otherwise specifically identified.

Future operations:

These financial statements have been prepared on a going-concern basis in accordance with U.S. GAAP. The going-concern basis of presentation assumes that the Company will continue its operations for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The recent banking and financial crisis and the global economic recession have created an extremely challenging retail and economic environment in the United States and Canada, which has negatively impacted the Company’s operating performance and potentially that of our customers and suppliers.

The Company currently funds the majority of its operations from its cash and cash equivalents and bank indebtedness. The Company’s balance of cash and cash equivalents generally decreases during the second and third quarters of the year, as cash is used to fund product development and production, and increases in the fourth and first quarters in connection with the shipping and collection periods. In January 2009, the Company implemented a cost reduction program and since that time management has taken steps to more closely manage its working capital.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
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

Effective January 1, 2009, the Company prepares its consolidated financial statements in accordance with U.S. GAAP with reconciliation to Canadian generally accepted accounting principles (“Canadian GAAP”) as described in note 16. The comparative periods have also been prepared and presented pursuant to U.S. GAAP. Previously, the Company’s accounting principles conformed to Canadian GAAP and reconciled differences with U.S. GAAP through its financial statement disclosures. There was no effect on the Company’s results for 2009 and 2008 as a consequence of this change.

SFAS No. 165 - Subsequent events:

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which was primarily codified into the Financial Accounting Standards Board (“FASB”) ASC Topic 855, Subsequent Events, which is effective for interim periods ending after June 15, 2009. SFAS No. 165 establishes general standards for accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which the management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred between September 30, 2009 through November 13, 2009, the date on which these financial statements were issued.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

2.	Changes in accounting policies (continued):

(a)	New accounting policies (continued):

SFAS No. 141R - Business combinations:

Effective January 1, 2009, the Company adopted SFAS No. 141R, Business Combinations, which was primarily codified into FASB ASC Topic 805, Business Combinations, on a prospective basis. This standard is a revised standard on accounting for business combinations. For a summarized description of the major changes to accounting for business combinations, refer to note 25 (f) of the annual consolidated financial statements. The adoption of this standard did not have an impact on the Company’s results as there were no business acquisitions in the three-month and nine-month periods ended September 30, 2009.

SFAS No. 160 - Non-controlling interest in consolidated financial statements:

Effective January 1, 2009, the Company adopted SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements, which was primarily codified into FASB ASC Topic 810, Consolidations. This standard is a revised standard on accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. For a summarized description of the major changes resulting from this standard, refer to note 25 (f) of the annual consolidated financial statements.

This standard is applied prospectively to all non-controlling interests, including any that arose before the effective date. The adoption of this standard did not have an impact on the Company’s results.

SFAS No. 161 - Disclosures about derivative instruments and hedging activities, an amendment to FASB Statement No. 133:

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133, which was primarily codified into FASB ASC Topic 815, Derivatives and Hedging. This standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features on derivative agreements. The adoption of this standard did not have an impact on the Company’s disclosures.

SFAS No. 162 - The Hierarchy of Generally Accepted Accounting Principles and SFAS 163 - Accounting for Financial Guarantee Insurance Contracts:

Effective January 1, 2009, the Company adopted SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into FASB ASC Topic 105, Generally Accepted Accounting Principles, and SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts which was primarily codified into FASB ASC Topic 944, Insurance Activities. The adoption of these standards did not have an impact on the Company’s results.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

2.	Changes in accounting policies (continued):

(a)	New accounting policies (continued):

SFAS No. 168 - The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles:

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into FASB ASC Topic 105, Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of SFAS No. 168 did not have an impact on the Company’s results.

FSP No. SFAS 157-4 - Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly:

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was primarily codified into FASB ASC Topic 820, Fair Value Measurements and Disclosures. FSP No. SFAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. SFAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption FSP No. SFAS 157-4 did not have an impact on the Company’s results.

SFAS 115-2 and SFAS 124-2 - Recognition and Presentation of Other-Than-Temporary Impairments:

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. SFAS 115-2”), which were primarily codified into FASB ASC Topic 320, Investments. FSP No. SFAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and non-credit components of impaired debt securities that are not expected to be sold. FSP No. SFAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. SFAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of  FSP No. SFAS 115-2 did not have a material effect on the Company’s results.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

2.	Changes in accounting policies (continued):

(a)	New accounting policies (continued):

FSP No. SFAS 107-1 and APB 28-1 - Interim Disclosures about Fair Value of Financial Instruments:

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which were primarily codified into FASB ASC Topic 825, Financial Instruments. FSP No SFAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. SFAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP No. SFAS 107-1 and APB 28-1 did not have a material effect on the Company’s results.

(b)	Recent accounting pronouncements:

In September 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, which was primarily codified into FASB ASC Topic 860, Transfers and Servicing. SFAS No. 166 amends SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and the Extinguishments of Liabilities, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company has not completed its evaluation, but does not expect the adoption of SFAS No. 166 will have a material impact on its consolidated financial statements.

The Accounting Standards Board of the Canadian Institute of Chartered Accountants (“CICA”) has announced its decision to require all publicly accountable enterprises to report under International Financial Reporting Standards (“IFRS”) for the years beginning on or after January 1, 2011. However, the Company is a domestic registrant in the U.S. and  files its financial statements in accordance with U.S. GAAP. As such, the Company has decided not to report under IFRS by 2011 and to continue reporting under U.S. GAAP. In August 2008, the SEC issued a roadmap for the potential convergence to IFRS for U.S. domestic registrants. The proposal stipulates that the SEC will decide in 2011 whether to move forward with the convergence to IFRS with the transition beginning in 2014. Should the SEC adopt such a proposal, the Company will convert its reporting to IFRS at such time.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
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

The total purchase price for both acquisitions was $8,502, consisting of cash consideration paid of $6,557 and transaction costs of $271 and, in connection with the Sablon acquisition, additional consideration payable of approximately $1,674 (EUR 1,200), of which approximately $944 (EUR 715) was paid. Additional consideration is also payable in each of 2009 and 2010 based on the consolidated net revenues of Sablon in these years. In connection with the second acquisition, the agreement provides for an additional payment payable upon the achievement of defined financial milestones. No additional consideration has been paid in the period for this acquisition. Any additional contingent consideration paid for these acquisitions will be accounted for as goodwill.

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

Sale of Payment Processing Portfolios:

On February 2, 2009, the Company entered into an agreement with a buyer, giving the Company the right to cause the buyer to purchase, and giving the buyer the right to cause the Company to sell, a portfolio of residual payments from merchants processing credit card-present transactions. In substance, the transaction represented the sale of a portfolio of residual payments from merchants processing credit card-present transactions for proceeds of approximately $11,000.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business acquisitions and disposals (continued):

(b)	Disposals (continued):

(i)	2009 disposals (continued):

Sale of Payment Processing Portfolios (continued):

The aggregate amount of monthly residuals earned on the portfolio, net of a service fee, will be set off against and will reduce the balance of sale receivable. The agreement established that the calculation be based on the results of this portfolio from November 2008 onwards. The adjustment of $1,077 for the amount earned between November 2008 to the transaction date is reflected as a reduction to the proceeds. The discounted balance of sale receivable is increased monthly by a rate of interest of 1% per month. The interest income earned on the balance of sale receivable is included in other income on the condensed consolidated statement of operations and comprehensive (loss) earnings. The Company's right to cause the buyer to purchase (to effectively settle the balance of sale) may be exercised any time on or after February 2, 2011. The buyer's right to cause the Company to sell the portfolio (to effectively settle the balance of sale) may be exercised at any time up to December 31, 2014. Under the terms of this agreement, the Company has also received a warrant, exercisable for a nominal consideration, giving the Company the right to acquire treasury shares, representing up to 3.5% of the outstanding shares of the purchaser, if the purchase price is not settled prior to specified dates.

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

Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business acquisitions and disposals (continued):

(b)	Disposals (continued):

The results of operations for these disposed businesses are included in discontinued operations in the condensed consolidated statements of operations and comprehensive (loss) earnings.

The following table summarizes the book value of the assets and liabilities sold, relating to discontinued operations:

	September 30, 2009	December 31, 2008

Current assets:
Cash and short-term investments held in reserve	$–	$6,010
Settlement assets	–	1,679
Accounts receivable	160	3,622
Inventories	74	12
Prepaid expenses and deposits	–	215
	234	11,538

Long-term assets:
Property and equipment	72	738
Intangible assets	11,286	811
	11,358	1,549

Current liabilities:
Accounts payable and accrued liabilities	–	4,169
Customer reserves and security deposits	–	7,868
	–	12,037

Net assets sold	11,592	1,050

Proceeds from sale, net of transaction cost of $126 and adjustments of $1,019 (2008 - $312)	10,890	8,188

Net (loss) gain on sale of net assets	$(702)	$7,138

The remaining assets and liabilities of these segments are classified separately as assets and liabilities of discontinued operations in the condensed consolidated balance sheets.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business acquisitions and disposals (continued):

(b)	Disposals (continued):

The summarized results of operations of the businesses disposed of are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues	$–	$18,715	$1,441	$51,830

Net (loss) earnings before income tax	(18,996)	3,929	(19,551)	(24,483)

Net (loss) earnings from discontinued operations, before undernoted item	(18,590)	2,410	(17,127)	(35,552)

Net loss on disposal of net assets	–	–	(702)	–

Net (loss) earnings from discontinued operations	$(18,590)	$2,410	$(17,829)	$(35,552)

The results of operations include management assumptions and adjustments related to cost allocations, which are inherently subjective. The loss before income tax for the three and nine months ended September 30, 2009 includes the write-off of $19,183 from the previously discontinued payment processing business related to online gambling. (note 10 (c)).

4.	Inventories:

	September 30, 2009	December 31, 2008

Raw materials	$4,592	$7,286
Finished goods	17,356	12,078

	$21,948	$19,364

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Intangible assets:

September 30, 2009
	Gross carrying amount	Accumulated amortization	Net book value

Customer relations	$30,426	$10,643	$19,783
ISO/ISA relations	5,608	3,982	1,626
Intellectual property	5,520	3,527	1,993
Tradename	14,797	5,672	9,125
Other	2,191	1,067	1,124

	$58,542	$24,891	$33,651

December 31, 2008
	Gross carrying amount	Accumulated amortization	Net book value

Customer relations	$32,854	$7,939	$24,915
ISO/ISA relations	7,180	3,334	3,846
Intellectual property	5,520	2,147	3,373
Tradename	14,797	3,453	11,344
Other	2,184	553	1,631

	$62,535	$17,426	$45,109

At June 30, 2009, the Company tested for impairment the customer relations and ISO/ISA intangible assets related to certain merchant portfolios that are part of the payment processing business, as the Company determined that the estimated attrition rate should be increased based on new information. As a result of this analysis, the Company recorded a non-cash impairment charge of $4,000 at June 30, 2009 based on an estimated fair value established using a discounted cash flow methodology. At September 30, 2009, the Company has determined that there was no triggering event requiring an impairment test for the remaining intangible assets.

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

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
 (expressed in thousands of U.S. dollars, except share and per share amounts)

6.	Bank indebtedness

On August 4, 2009, the Company’s European subsidiaries amended their various credit facilities to temporarily increase the maximum available credit from approximately $9,731 (EUR 6,650) to approximately $13,170 (EUR 9,000). As at November 1, 2009, the maximum available credit has decreased to approximately $6,585 (EUR 4,500). The borrowings are due on demand, bear interest at the bank’s prime rate plus a premium of 1%, and are secured by a first ranking hypothec on certain assets of the subsidiaries. As at September 30, the subsidiary utilized $10,682 (EUR 7,300) of these facilities. Under this agreement, the subsidiary is subject to financial covenants, which were not met on September 30, 2009, however the Company expects to reschedule the repayment of intercompany debt before year-end which is expected to result in compliance with the covenants by year-end.

7.	Long-term debt:

	September 30, 2009	December 31, 2008

Loan payable to a selling shareholder, assumed at date of acquisition, maturing in 2011, bearing interest at 7% thereafter (EUR 1,500)	$2,195	$2,231

Other loans, bearing interest at rates ranging from 5% to 8.4% (Dec 31, 2008 - 5% to 8.85%) (EUR 469 (Dec 31, 2008 - EUR 562))	686	784
	2,881	3,015

Less current portion	915	1,010

Long-term debt	$1,966	$2,005

8.	Share capital:

On August 7, 2009, the shareholders of the Company approved an amendment to the Articles of Continuance of the Company to consolidate all issued and outstanding Class “A” shares on the basis that each holder of  a Class “A” share shall receive one (1) Class “A” share for every five (5) Class “A” shares so consolidated. The share consolidation became effective on August 26, 2009 upon the filing of the Articles of Amendment and the issuance of a Certificate of Amendment in respect thereof. As a result, the issued and outstanding Class “A” shares decreased from 25,742,223 Class “A” shares to 5,148,735 Class “A” shares, which include 290 shares required to satisfy the fractional share requirements. All share, stock option, EPS and warrant amounts have been retroactively adjusted for all periods presented.

On November 5, 2008, the Board of Directors renewed its stock buyback program authorizing the Company to purchase up to 5% of its outstanding Class “A” shares on the open market through the facilities of the NASDAQ Stock Market. The 2008 program will expire on November 20, 2009. All shares purchased under the stock buyback program will be cancelled. There were no shares repurchased during the nine months ended September 30, 2009.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Stock options and warrants:

(a)	Optimal Group Inc.:

The Company has various stock-based incentive plans for employees and directors. A description of the plans is provided in Note 15 to the 2008 annual audited consolidated financial statements. During the nine months ended September 30, 2009, the Company cancelled 975,042 options under the plans. This cancellation resulted in an expense of $1,486, representing the remaining unrecognized stock-based compensation cost related to the cancelled options. All approvals required for these cancellations were obtained during the period.

Details of outstanding stock options are as follows:

	Number of options	Weighted average exercise price per share

Options outstanding, December 31, 2008	1,094,375	$31.20

Expired	(88,133)	32.20

Cancelled	(975,042)	31.45

Options outstanding, September 30, 2009	31,200	$21.05

During the nine-month period ended September 30, 2009, no options were granted.

As at September 30, 2009, 31,200 (September 30, 2008 – 1,100,908) stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

The remaining options have a weighted average remaining contractual life of 5.13 years, and 15,600 of these options were exercisable as at September 30, 2009.

At September 30, 2009, there are 164,000 warrants outstanding, exercisable at $27.80 per share. These warrants expire in November 2014, 82,000 are currently exercisable and the balance will be exercisable in November 2009. All of these warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

(b)	Terra Payments Inc.:

During the nine-month period ended September 30, 2009, 26,823 U.S. dollar options and 10,877 Canadian dollar options expired. There are no outstanding Terra Payments Inc.’s options as at September 30, 2009.

As at September 30, 2008, 39,536 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
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

(b)
In the sale or other disposition of assets out of the ordinary course of business, in addition to possible indemnification relating to failure to perform covenants and breach of representations and warranties, the Company might agree to indemnify the buyer against claims from its past conduct of its business. Typically, the term and amount of such indemnification will be limited by agreement. No provision has been made in these financial statements with respect to this item as the Company does not expect to make any payments for these items, and the standby liability is nominal.

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

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Contingencies and guarantees (continued):

(c)	(continued):

Following announcements by the U.S. Attorney’s Office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, the Company announced on May 8, 2007 that it had initiated discussions with the U.S. Attorney’s Office in the Southern District of New York and it was in the process of responding to a voluntary request for information issued by the U.S. Attorney’s Office. In connection with such ongoing investigation, the Company announced on May 11, 2007 that it had received a copy of warrants of seizure issued by the U.S. Attorney’s Office against funds of certain payment processors that were on deposit with two U.S. banks. These funds included $19,183 on deposit to the credit of the Company's affiliates. The total amount seized of $19,183 was presented as long-term asset related to discontinued operations on the consolidated balance sheets through June 30, 2009. On October 30, 2009, the Company announced that it has entered into a non-prosecution agreement with the Office of the United States Attorney for the Southern District of New York. Under the terms of the non-prosecution agreement, a total of $19,183 will be forfeited to the United States by the Company and its subsidiaries, as disgorgement of property involved in and proceeds received from the payment processing services that were provided by the Company’s subsidiaries to Internet gambling merchants in relation to U.S. customers of such merchants. The Company and the U.S. Attorney’s Office have agreed that the $19,183 previously seized shall be applied to satisfy the forfeiture obligation. Accordingly, the long-term asset of $19,183 was considered fully impaired at September 30, 2009 with the expense included in the net loss from discontinued operations for the three-month and nine-month periods ended September 30, 2009.

Furthermore, as at September 30, 2009, the Company had long-term liabilities related to discontinued operations of $10,383, which represented payment processing reserve account balances payable to Internet gambling merchants of its former payments processing business, which liabilities resulted from the payment processing services that the Company’s subsidiaries provided to such merchants in relation to their U.S. customers. Pursuant to the non-prosecution agreement that the Company entered into with the U.S. Attorney’s Office, it recognized that the services provided by these merchants violated certain United States laws; on the basis of advice received by management that a court would not enforce the Company’s obligation to pay these merchants their respective processing reserve account balances, should they attempt to enforce payment, these liabilities in the amount of $10,383 will be derecognized (reversed) during the three months ending December 31, 2009. The liability will be derecognized in the same period as the non-prosecution agreement was signed Certain of these merchants may nevertheless initiate legal proceedings against the Company in an attempt to enforce payment of the liabilities that are to be derecognized (reversed), which the Company would be forced to defend. The Company has not recorded any provision in relation to these potential proceedings because the amount of loss, if any, is not determinable.

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

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Contingencies and guarantees (continued):

(e)
The Company has one letter of guarantee, issued by a highly rated financial institution to indemnify a third party in the event the Company does not perform its contractual obligations. As at September 30, 2009, the maximum potential liability under this letter of guarantee was $110. As at December 31, 2008, the maximum potential liabilities under these letters of guarantee were $110 and $1,232 (CA$1,500).

As at September 30, 2009 and December 31, 2008, the Company recorded no liability with respect to these guarantees, as the Company does not expect to make any payment for the aforementioned items. Management believes that the fair value of the non-contingent obligations, to stand ready to perform in the event that specified triggering events or conditions occur, approximates the cost of obtaining the letter of guarantee.

11.	Related party transactions

In addition to the loan payable (note 7), the Company was party to two transactions with companies controlled by an officer of a subsidiary of the Company: (a) for the purchase of advertising and media in Europe for the nine-month period ended September 30, 2009, $49 (2008 - nil); and (b) the rental of the Company’s premises in Belgium, $134 (2008 - nil).

12.	Income taxes:

During the nine-month period ended September 30, 2009, the Company recorded an income tax recovery of $754 resulting in an effective tax rate of 2.0%, compared to an income tax provision of $692 and effective tax rate of (4.0)% for the nine-month period ended September 30, 2008. The difference is largely due to the write-off in 2008 of previously recognized deferred income tax assets that no longer met the criteria for recognition.

The difference between the effective tax rates and the expected statutory tax rate of 31% is mainly due to the fact that the Company has recorded a valuation allowance with respect to certain net operating losses which the Company does not believe are more likely than not to be realized, as well as a significant portion of operations being taxable in Hong Kong at a lower effective rate than in Canada. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income, the reversal of taxable temporary differences, and/or tax planning strategies.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

 Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Supplemental disclosure of cash flows and other information:

(a)	Net change in operating assets and liabilities:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Accounts receivable	$(18,219)	$(18,811)	$(2,424)	$(16,747)
Inventories	768	1,851	(2,584)	(11,017)
Prepaid expenses and others	(254)	(152)	243	3,511
Accounts payable and accrued liabilities	13,454	7,062	2,198	12,129
Income taxes payable	2,446	(71)	1,274	1,185

Net change in operating assets and liabilities	$(1,805)	$(10,121)	$(1,293)	$(10,939)

(b)	Cash and cash equivalents:

	September 30,	December 31,
	2009	2008

Cash and cash equivalents consist of:
Cash balances with banks	$21,192	$26,925
Short-term investments, bearing interest at 2.57%	–	5,924

	$21,192	$32,849

(c)	Non-cash transactions:

	September 30,	September 30,
	2009	2008

Change in additions of property, equipment and intangibles included in accounts payable and accrued liabilities	$8	$370
Adjustments to WowWee purchase price equation to goodwill	–	432

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Supplemental disclosure of cash flows and other information (continued):

(d)	Other revenues:

At September 30, 2009, the Company continues to operate certain merchant portfolios that formed part of the payment processing segment. Effective January 1, 2009, the results of operations of the remaining merchant portfolios are presented on a net basis and as part of “Other Revenues” in the condensed consolidated statement of operations and comprehensive (loss) earnings. Included, for the three months ended September 30, 2009, are gross revenues of $7,567, net of transaction processing costs and commissions of $6,738, and for the nine months ended September 30, 2009, gross revenues of $22,376, net of transaction processing costs and commissions of $19,877. Other expenses related to these merchant portfolios and not included in “Other Revenues” for the three-month period ended September 30, 2009 are amortization of intangibles of $384 (September 30, 2008 - $985) and selling, general and administrative expenses of $138 (September 30, 2008 - $1,393) . The amortization of intangibles for the nine-month period ended September 30, 2009 was $1,771 (September 30, 2008 - $2,907) and an impairment loss on intangibles of $4,000 (September 30, 2008 - nil) and selling, general and administrative expenses of $443 (September 30, 2008 - $4,658).

For the three-month period ended September 30, 2008, the results of these portfolios are presented on a gross basis and $595 of selling costs are included in transaction processing costs. The expense for the nine-month period ended September 30, 2008 was $2,461.

Included in intangible assets on the condensed consolidated balance sheets is $4,296 (December 31, 2008 - $10,061) of customer and ISO/ISA relations, related to these remaining portfolios. Total assets related to these portfolios are comprised mainly of intangible assets.

(e)	Foreign exchange:

Included in “Selling, general and administrative expenses” in the condensed consolidated statement of operations and comprehensive (loss) earnings is a foreign exchange loss relating to financial assets and liabilities of $766 for the three-month period ended September 30, 2009 (September 30, 2008 - gain of $1,066) and $1,236 for the nine-month period ended September 30, 2009 (September 30, 2008 - gain of $649).

OPTIMAL GROUP INC.
 Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

13.	Supplemental disclosure of cash flow and other information (continued):

(f)	Amortization:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Amortization of intangibles pertaining to cost of sales and transaction processing	$2,285	$2,814	$7,470	$8,274
Amortization of equipment pertaining to cost of sales	821	858	1,945	2,519
Amortization of equipment pertaining to selling, general and administrative	216	196	617	443

	$3,322	$3,868	$10,032	$11,236

14.	Financial instruments:

(a)	Fair values:

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

Effective January 1, 2009, The Company adopted SFAS No. 157, which was primarily codified into FASB ASC Topic 820, Fair Value Measurements and Disclosures, for all non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of SFAS No. 157 for non-financial assets and liabilities that are measured at fair value on a non-recurring basis did not impact the Company’s financial position or results of operations for the three-month and nine-month periods ended September 30, 2009.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Financial instruments (continued):

(c)	Financial income and expense:

(i)	Other income includes interest income earned on cash equivalents and short-term investments and on balance of sale receivable.

(ii)
The Company recorded a bad debt recovery of $91 for the three-month period ended September 30, 2009 (September 30, 2008 – nil) in "Selling, general and administrative expenses" in the condensed consolidated statement of operations and comprehensive (loss) earnings. The expense for the nine-month period ended September 30, 2009 was $100 (September 30, 2008 - $15).

(d)	Other:

The Company seeks to mitigate its exposure to foreign currency transaction risk which is mainly due to purchases of inventory denominated in foreign currencies in relation to the Company’s European subsidiary, by monitoring its foreign currency transaction exposure for the year and partially manage such exposure using foreign currency swap contracts. At September 30, 2009, the Company had entered into swap contracts to buy U.S. dollars with a notional amount of $6,800 at rates ranging from 1.460 to 1.465 US/EUR. The contracts mature on October 30, 2009. The Company has also entered into an interest rate swap contract (from variable rate receive to fixed rate pay) on a notional amount of EUR 1,000. This contract matures in March 2013. At September 30, 2009, the fair value of these contracts was not significant. No contracts were outstanding at September 30, 2008.

15.	Segmented information:

During the period ended September 30, 2009, the Company operated in the consumer robotic, toy and entertainment products segment. In 2008, the Company also operated in the payment processing segment, which is now considered a discontinued operation with the exception of two residual portfolios (refer to note 13 (d)).

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

16.	Canadian/U.S. reporting differences:

The consolidated financial statements of the Company are prepared in accordance with U.S. GAAP, which conform, in all material respects, with Canadian GAAP, except as described below:

(a)	Consolidated balance sheets:

Differences between U.S. and Canadian GAAP in the presentation of share capital, additional paid-in capital and deficit are as follows:

(i)	Share capital:

	September 30,	December 31,
	2009	2008

Share capital in accordance with U.S. GAAP	$252,488	$252,488
Stock-based compensation costs on options exercised: (1)
Cumulative effect of prior years	(39,868)	(39,868)
Change in reporting currency (2)	(2,588)	(2,588)

Share capital in accordance with Canadian GAAP	$210,032	$210,032

(ii)	Additional paid-in capital:

	September 30,	December 31,
	2009	2008

Additional paid-in capital in accordance with U.S. GAAP	$65,727	$64,173
Stock-based compensation costs: (1)
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation costs on options exercised: (1)
Cumulative effect of prior years	39,868	39,868
Change in reporting currency (2)	(968)	(968)

Additional paid-in capital in accordance with Canadian GAAP	$35,870	$34,316

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

16.	Canadian/U.S. reporting differences (continued):

(a)	Consolidated balance sheets (continued):

(iii)	Deficit:

	September 30,	December 31,
	2009	2008

Deficit in accordance with U.S. GAAP	$(276,910)	$(222,849)
Stock-based compensation costs: (1)
Cumulative effect of prior years	68,757	68,757
Stock-based compensation to non-employees (1)	834	834
Change in reporting currency (2)	1,189	1,189

Deficit in accordance with Canadian GAAP	$(206,130)	$(152,069)

(1)	Stock-based compensation:

The Company accounted for its stock-based compensation plans using the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, versus a settlement accounting basis followed for Canadian GAAP up to January 1, 2003. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Share-based Payments, which was primarily codified into FASB ASC Topic 718, Compensation – Stock Compensation, and CICA Handbook 3870, Stock-based Compensation and Other Stock-based Payments, and therefore there were no further differences between Canadian GAAP and U.S. GAAP.

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

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

16.	Canadian/U.S. reporting differences (continued):

(b)	Accumulated other comprehensive loss:

Accumulated other comprehensive loss under Canadian GAAP is $(1,484) as at September 30, 2009 and December 31, 2008, which resulted solely from the translation of the financial statements up to September 30, 2000, the date on which the Company adopted the United States dollar as its functional currency, in accordance with the current rate method. Prior to the change in functional currency which occurred as of September 30, 2000, the Company adopted the United States dollar as its reporting currency during 1998, and used the current rate method under US GAAP compared to a translation of convenience method under Canadian GAAP.

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

17.	Subsequent events:

On October 30, 2009, the Company entered into non-prosecution agreement with the Office of the United States Attorney for the Southern District of New York. Under the terms of the agreement, a total of $19,183 will be forfeited to the United States as disgorgement of property involved in and proceeds received from the payment processing services that were provided by our subsidiaries to Internet gambling merchants in relation to U.S. customers of such merchants. The Company and the U.S. Attorney’s Office have agreed that the $19,183 previously seized, which was presented as restricted cash on the Company’s prior consolidated balance sheets, shall be applied to satisfy the forfeiture obligation.

On October 31, 2009, the Company entered into an agreement to dispose of the contractual rights relating to a U.S. “card-present” portfolio of merchants forming part of its remaining payment processing business. Proceeds on sale comprise a total cash consideration of up to $300 payable on an earn-out basis over the two-year period following closing of the transaction, and the assumption of certain liabilities. The Company retains rights to residual payments and other interests in merchant account portfolios in the payment processing business not included in this transaction.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

Periods ended September 30, 2009 and 2008
(expressed in thousands of U.S. dollars, except share and per share amounts)

18.	Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current periods’ presentation.

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

In this Form 10-Q, except where otherwise indicated, references to “dollars” or “$” are to United States dollars, references to our “common shares” are to our Class “A” shares, references to “our interim condensed consolidated financial statements” are to our interim condensed consolidated financial statements as at and for the period ended September 30, 2009, which are included in “Item 1.  Financial Statements”, and all dollar amounts, except those expressed in millions of dollars, are rounded to the nearest thousand. Any reference in this Form 10-Q to uniform resource locator (URL) website locations are inactive textual references only and the contents of such websites do not form a part of this Form 10-Q.

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

•	existing and future government regulations and disputes with governmental authorities;

•	our ability to continue to satisfy Nasdaq's conditions for continued listing of our common shares on The NASDAQ Global Market;

•	consumer confidence in the security of financial information transmitted via the Internet;

•	levels of consumer and merchant fraud, disputes between consumers and merchants and merchant insolvency;

•	liability for merchant chargebacks;

•	our ability to safeguard against breaches of privacy and security when processing electronic transactions and use of our payments systems for illegal purposes;

•	the imposition of and our compliance with rules and practice procedures implemented by credit card associations;

•	our ability to protect our intellectual property;

•	our relationships with our suppliers and the banking associations that we rely upon to process our electronic transactions;

•	disruptions in the function of our electronic payments systems and technological defects;

•	our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances;

•	our ability to retain key personnel;

•	currency exchange rate fluctuations;

•	our ability to successfully implement our strategies for our WowWee business;

•	changing consumer preferences for electronics and play products;

•	the seasonality of retail sales;

•	concentration among our major retail customers for the products of our WowWee business;

•	economic, social and political conditions in China, where WowWee’s products are manufactured;

•	the price and supply of raw materials used to manufacture WowWee’s products;

•	product liability claims and product recalls;

•	increased competition;

•	litigation; and

•	the factors described under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended below in Part II at Item 1A.

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

We currently fund the majority of our operations from our cash and cash equivalents and bank indebtedness. The balance of cash and cash equivalents, generally decreases during the second and third quarters of the year, as cash is used to fund product development and production, and increases in the fourth and first quarters in connection with the shipping and collection periods. In January 2009, we implemented a cost reduction program and since that time management has taken steps to more closely manage our working capital.

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

Overview

During the period ended September 30, 2009, we operated in the consumer robotic, toy and entertainment product segment through WowWee, which is comprised of WowWee Group Limited, WowWee Canada Inc., WowWee USA, Inc. and WW Sablon Holdings. We design, develop, market and distribute technology-based, consumer robotic, toy and entertainment products.  In 2008, we also operated in the payment processing segment, which is now primarily considered a discontinued operation.

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

WowWee products are sold in a range of brick and mortar channels, including grocery stores, pharmacies, toy shops, department stores and high-end consumer technology stores. A majority of our retail customers in the United States also carry the full line of WowWee products on their Internet sales sites. WowWee’s products are available for purchase online at WowWee’s website (http://www.wowweestore.com) and are also made available through Internet-based “e-tailers” such as Amazon.com and Buy.com.

WowWee’s products are produced in China by third party manufacturers, many with whom WowWee has long-standing relationships. Consistent with industry practice, the use of third party manufacturers allows WowWee to avoid incurring fixed manufacturing costs, while improving flexibility, capacity and production technology. By outsourcing its manufacturing process, WowWee maintains a flexible business model that enables it to be responsive to changing technology. In addition, once a product has reached its commercialization phase, WowWee is able to minimize inventory risk by manufacturing products based upon actual customer orders; however, certain customer orders may be subject to cancellation. Upon final assembly, products can be shipped directly from the manufacturing locations to retailers and distributors, with title to the products passing to retail customers in the country of origin. Although WowWee does not conduct the day-to-day manufacturing of its products, it is extensively involved in the design of the product prototype and production tools, dies and molds for its products and seeks to ensure quality control by actively reviewing the production process and testing the products produced by its manufacturers. WowWee employs quality control inspectors who rotate among its manufacturers’ factories to monitor the production of substantially all of its products. WowWee’s quality assurance personnel ensure the compliance with applicable regulations during each phase of product development, and perform compliance testing, and coordinate third party independent compliance testing, on all WowWee products. Once pre-production testing has been completed and product production has been approved, WowWee’s quality assurance personnel monitor production at the manufacturer’s facility for compliance with WowWee’s quality requirements.

Within the United States and Canada, WowWee sells its products directly to its retailer customers through its direct sales channel, through independent sales representatives and through distributors.  As of January 1, 2009, WowWee products are sold in most European countries directly through WowWee Europe, a recently established division resulting from the acquisition of Sablon Distribution SA, a former independent distributor – see “Recent Developments” below. For retailers in the rest of the world, WowWee utilizes a network of distributors located in various jurisdictions. WowWee products are also available for sale through WowWee’s Internet-based store (http://www.wowweestore.com). In 2008, approximately 62% of its products were sold in North America, with the balance being sold internationally.WowWee does not have written agreements with its customers. Instead, sales are made based on purchase orders, primarily against letters of credit. The majority of orders are traditionally written during the first two quarters of the year, with shipments occurring throughout the year as new product becomes available. The majority of the product shipments occur during the third and fourth quarters of the year. Revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) products are shipped to customers who assume risk of loss, (iii) collection of the respective receivable is probable and (iv) sales price is fixed or determinable. In practice, this results in revenue being recognized when the product is shipped from Hong Kong.  Accruals for customer discounts, rebates, incentives and allowances are recorded when the related revenues are recognized.

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

We expect the unfavorable economic conditions experienced in 2008 to continue throughout 2009. We also expect revenues to be under pressure in 2009 as a result of a continued reluctance of consumers to spend and desire of retailers to reduce inventories, weakening foreign exchange in international markets and the sale of fewer entertainment-related products in 2009. As a result, we are managing our business based on reduced revenue assumptions.

Recent Developments

On October 31, 2009, we entered into an agreement to dispose of the contractual rights relating to a U.S. “card present” portfolio of merchants forming part of our remaining payment processing business. Proceeds on sale comprise a total cash consideration of up to $0.3 million payable on an earn-out basis over the two-year period following closing of the transaction, and the assumption of certain liabilities. We retain rights to residual payments and other interests in merchant account portfolios in the payment processing business not included in this transaction.

On October 30, 2009 we entered into a non-prosecution agreement with the Office of the United States Attorney for the Southern District of New York. Under the terms of the agreement a total of $19.2 million will be forfeited to the United States as disgorgement of property involved in and proceeds received from the payment processing services that were provided by our subsidiaries to Internet gambling merchants in relation to U.S. customers of such merchants. We and the U.S. Attorney's Office have agreed that the $19.2 million previously seized, which was presented as restricted cash on our consolidated balance sheets, shall be applied to satisfy the forfeiture obligation (see ”Critical Accounting Policies and Estimates – Contingent Liabilities” below).

On August 7, 2009, our shareholders approved an amendment to our Articles of Continuance to consolidate all issued and outstanding Class “A” shares on the basis that each holder of  a Class “A” share shall receive one (1) Class “A” share for every five (5) Class “A” shares so consolidated. The share consolidation became effective on August 26, 2009 upon the filing of the Articles of Amendment and the issuance of a Certificate of Amendment in respect thereof. As a result, the issued and outstanding Class “A” shares decreased from 25,742,223 Class “A” shares to 5,148,735 Class “A” shares, which includes 290 shares required to satisfy the fractional share requirements. All share, stock option, EPS and warrant amounts have been retroactively adjusted for all periods presented.

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

The results of operations for the portfolios that were disposed of on February 4 and February 2, 2009, are included as discontinued operations in the interim condensed consolidated statements of operations and comprehensive loss for the nine-month period ended September 30, 2009; the results of operations for the portfolios that were disposed of on February 4 and February 2, 2009, are included as discontinued operations in the interim condensed consolidated statements of operations and comprehensive loss for both the three-month and nine-month periods ended September 30, 2009.

On August 29, 2008 we acquired all the outstanding shares of Sablon Distribution S.A., a Belgium-based toy distributor operating in the Benelux countries, France and Germany.

Seasonality

Revenue in our business is subject to seasonal variability. In 2008, the majority of our net sales were made in the third and fourth quarters. In our business, and the toy business in general, the first quarter is the period of lowest shipments and sales and therefore the least profitable due to various fixed costs. Seasonality factors will cause our operating results to fluctuate significantly from quarter to quarter.  Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses), the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants.

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

Intangibles

Intangible assets with finite lives continue to be amortized over their estimated useful lives. The amounts recorded as intangible assets at the date of acquisition represent the estimated fair value of these assets based on estimated future cash flows discounted at appropriate discount rates. Intangibles with finite lives are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable; such assessments require us to make estimates of future cash flows to be generated from the related assets. The recent banking and financial crisis and global recession has negatively impacted our operating performance (refer to note 1 of the notes to our interim consolidated financial statements). Other than the impairment on the payments processing intangibles, we have recorded no impairment charges on the remaining intangible assets during 2009.  However, it is reasonably possible that our determination that these intangibles are not impaired could change in the near term should our operating performance deteriorate further than is currently forecasted.

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

Reserve for Inventory Obsolescence

We value our inventory at the lower of cost and net realizable value. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value.

Failure to accurately predict and respond to consumer demand could result in our underproducing popular items or overproducing less popular items. Furthermore, significant changes in demand for our products would impact management’s estimates in establishing our inventory provision.

Management estimates are monitored on a quarterly basis and a further adjustment to reduce inventory to its net realizable value is recorded, as an increase to cost of sales, when deemed necessary under the lower of cost and net realizable value standard.

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

Contingent liabilities

As previously announced, immediately following the enactment of the Unlawful Internet Gambling Enforcement Act of 2006 (the “Act”) on October 13, 2006, our then majority-owned subsidiary, OPIL, ceased to process settlement transactions originating from United States consumers. This represented a substantial portion of our revenues derived from processing transactions from online gambling. We are exposed to adverse consequences as a result of possible enforcement proceedings, governmental investigations or lawsuits initiated against us in jurisdictions where online gambling is restricted or prohibited.

Following announcements by the U.S. Attorney’s Office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, we announced on May 8, 2007 that we had initiated discussions with the U.S. Attorney’s Office in the Southern District of New York and we were in the process of responding to a voluntary request for information issued by the U.S. Attorney’s Office. In connection with such ongoing investigation, we announced on May 11, 2007 that we had received a copy of warrants of seizure issued by the U.S. Attorney’s Office against funds of certain payment processors that were on deposit with two U.S. banks. These funds included $19.2 million on deposit to the credit of our affiliates. The total amount seized of $19.2 million was presented as long-term asset related to discontinued operations on the consolidated balance sheets through June 30, 2009. On October 30, 2009, we announced that we have entered into a non-prosecution agreement with the Office of the United States Attorney for the Southern District of New York. Under the terms of the non-prosecution agreement, a total of $19.2 million will be forfeited to the United States by us and our subsidiaries, as disgorgement of property involved in and proceeds received from the payment processing services that were provided by our subsidiaries to Internet gambling merchants in relation to U.S. customers of such merchants. We and the U.S. Attorney’s Office have agreed that the $19.2 million previously seized shall be applied to satisfy the forfeiture obligation.

Furthermore, as at September 30, 2009, we had long-term liabilities related to discontinued operations of $10.4 million, which represented payment processing reserve account balances payable to Internet gambling merchants of our former payments processing business, which liabilities resulted from the payment processing services that our subsidiaries provided to such merchants in relation to their U.S. customers. Pursuant to the non-prosecution agreement that we entered into with the U.S. Attorney’s Office, we have recognized that the services provided by these merchants violated certain United States laws; on the basis of advice received by management that a court would not enforce our obligation to pay these merchants their respective processing reserve account balances, should they attempt to enforce payment, these liabilities in the amount of $10.4 million will be derecognized (reversed) during the period of three months ending, and as at, December 31, 2009. Certain of these merchants may nevertheless initiate legal proceedings against us in an attempt to enforce payment of the liabilities that are to be derecognized (reversed), which we would be forced to defend. We have not recorded any provision in relation to these potential proceedings because the amount of loss, if any, is not determinable.

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

Related Party Transactions

In addition to the loan payable, refer to note 7 of the notes to our interim condensed consolidated financial statements, we were party to two transactions with companies controlled by an officer of one of our subsidiaries: (a) for the purchase of advertising and media in Europe for the nine-month period ended September 30, 2009, $0.1 million (2008 - nil); and (b) the rental of our premises in Belgium, $0.1 million (2008 - nil).

Recent Accounting Pronouncements

(a)	New Accounting Policies

The following accounting standards have recently been issued by the Financial Accounting Standards Board (FASB) and the Canadian Institute of Chartered Accountants (CICA), that are relevant to us.

Effective January 1, 2009, we prepare our consolidated financial statements in accordance with U.S. GAAP with a reconciliation to Canadian GAAP as described in note 14 of the notes to our interim consolidated financial statements. Previously our accounting principles conformed to Canadian GAAP and reconciled difference with U.S. GAAP through its financial statement disclosure.

SFAS No. 165 - Subsequent Events

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which was primarily codified into FASB ASC Topic 855, Subsequent Events, which is effective for interim periods ending after June 15, 2009. SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, we evaluated the events and transactions that occurred between September 30, 2009 through November •, 2009, the date these financial statements were issued.

SFAS No. 141R - Business combinations

Effective January 1, 2009, we adopted SFAS No. 141R, Business Combinations, which was primarily codified into FASB ASC Topic 805, Business Combinations, on a prospective basis. This standard is a revised standard on accounting for business combinations. For a summarized description of the major changes to accounting for business combinations, refer to note 25 (f) of the annual consolidated financial statements. The adoption of this standard did not have an impact on our results as there were no business acquisitions in the three-month and nine-month period ended September 30, 2009.

SFAS No. 160 - Non-controlling interest in consolidated financial statements

Effective January 1, 2009, we adopted SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements, which was primarily codified into FASB ASC Topic 810, Consolidations. This standard is a revised standard on accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. For a summarized description of the major changes resulting from this standard, refer to note 25 (f) of the annual consolidated financial statements.

This standard is applied prospectively to all non-controlling interests, including any that arose before the effective date. The adoption of this standard did not have an impact on our results.

SFAS No. 161 - Disclosures about derivative instruments and hedging activities, an amendment to FASB Statement No. 133

Effective January 1, 2009, we adopted SFAS No. 161, Disclosures about derivative instruments and hedging activities, an amendment to FASB Statement No. 133, which was primarily codified into FASB ASC 815, derivatives and hedging.  This standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features on derivative agreements.  The adoption of this standard did not have an impact on our results.

SFAS No. 162 - The hierarchy of generally accepted accounting principles and SFAS 163 - Accounting for financial guarantee insurance contracts

Effective January 1, 2009, we adopted SAFS No. 162, The hierarchy of generally accepted accounting principles, which was primarily codified into FASB ASC Topic 105, generally accepted accounting principles and SFAS No. 163, Accounting for financial guarantee insurance contracts, which was primarily codified into FASB ASC Topic 944, insurance activities.  The adoption of these standards did not have an impact on our results.

SFAS No. 168 - The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into FASB ASC Topic 105, Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162  SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of SFAS No. 168 did not have a material impact on our consolidated financial statements.

SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which were primarily codified into FASB ASC Topic 820, Fair Value Measurements and Disclosures. FSP No. SFAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. SFAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP No. SFAS 115-2 did not have a material effect on our financial statements.

SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. SFAS 115-2”), which were primarily codified into FASB ASC Topic 320, Investments. FSP No. SFAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP No. SFAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. SFAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of  FSP No. SFAS 115-2 did not have a material effect on our financial statements.

SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which were primarily codified into FASB ASC Topic 825, Financial Instruments. FSP No. SFAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. SFAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP No. SFAS 107-1 and APB 28-1 did not have a material effect on our financial statement.

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

In September 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, which was primarily codified into FASB ASC Topic 860, Transfers and Servicing — an amendment of FASB Statement No. 140. SFAS No. 166 amends SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and the Extinguishments of Liabilities, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. We have not completed our evaluation, but we do not expect the adoption of SFAS No. 166 to have a material impact on our consolidated financial statements.

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

Financial Condition

As at September 30, 2009, cash and cash equivalents, and short-term investments, totaled $21.2 million compared to $39.1 million as at December 31, 2008.  The decrease in cash and cash equivalents, is primarily due to the use of cash in operations for the first three quarters. Historically the first and second quarters are the periods of lowest shipments and sales and therefore the least profitable due to various fixed costs. However, due to the unfavorable economic conditions experienced in 2008 and continuing throughout 2009, there is a tendency for customers to place orders later in the year to a point closer to the expected sale at the retail level. This has resulted in a weaker third quarter.

We have various credit facilities through our subsidiaries located in Belgium and Hong Kong, amounting to approximately $18.3 million, of which $14.1 million was used at September 30, 2009. On August 4, 2009 our European subsidiaries amended their various credit facilities to temporarily increase the maximum  available credit from approximately $9.7 million (EUR 6.7 million) to approximately $13.2 million (EUR 9.0 million). As at November 1, 2009 the maximum available credit has decreased to approximately $6.6 million (EUR 4.5 million).. As at September 30, 2009 and December 31, 2008, our cash and cash equivalents and short-term investments, net of bank indebtedness were as follows:

	September 30,	December 31,
(U.S. dollars, in thousands)	2009	2008

Cash and cash equivalents	21,192	32,849
Short-term investments	-	6,296
	21,192	39,145

Less:
Bank indebtedness	(14,140)	(11,547)

Net cash position	7,052	27,598

Our portfolio of liquid and investment grade short-term investments as at December 31, 2008, consisted of U.S. denominated discounted and undiscounted notes and bonds.

Working capital as at September 30, 2009 was $14.6 million, as compared to $33.2 million at December 31, 2008. This decrease resulted primarily from the loss from operations.

Accounts and other receivables as at September 30, 2009 were $26.6 million, as compared to $24.2 million at December 31, 2008. The increase is due primarily to the seasonal increase in revenues in the third quarter of the year. However, due to the unfavorable economic conditions experienced in 2008 and continuing throughout 2009, the increase in revenues was weaker than expected.

Inventories increased by a net amount of $2.5 million from $19.4 million as at December 31, 2008 to $21.9 million as at September 30, 2009. The increase is primarily due to the buildup of inventory levels in preparation for the anticipated sales in the last quarter, offset by a write down of our obsolete inventory of $2.2 million.

Intangible assets decreased by $11.4 million, from $45.1 million as at December 31, 2008 to $33.7 million as at September 30, 2009, due to amortization of $7.5 million recorded in the nine-month period ended September 30, 2009 and an impairment charge of $4.0 million related to certain merchant portfolios that formed part of the payment processing business.

Long-term assets related to discontinued operations decreased by $30.8 million since December 31, 2008. This was due to sale of certain payment processing portfolios in the first quarter of 2009 and the forfeiture of assets held by the U.S. Attorney’s Office in the Southern District of New York in connection with a discontinued payment processing business related to on-line gambling (see ”Critical Accounting Policies and Estimates – Contingent Liabilities” above).

Shareholders’ equity as at September 30, 2009 was $41.0 million, as compared to $93.5 million as at December 31, 2008. The decrease is attributable primarily to the loss from operations which includes the forfeiture of assets held by the U.S. Attorney’s Office in the Southern District of New York in connection with a discontinued payment processing business related to on-line gambling (see ”Critical Accounting Policies and Estimates – Contingent Liabilities” above) .

Results of Operations

We expect the unfavorable economic conditions experienced in 2008 to continue throughout 2009. We also expect revenues to be under pressure in 2009 as a result of a continued reluctance by consumers to spend and desire by retailers to reduce inventories, weakening foreign exchange in international markets, and the sale of fewer entertainment-related products in 2009. Although there are several external indications that the economic environment is improving, we believe it is still too early to project when, and how quickly this recovery will impact our business. As a result, we are managing our business based on reduced revenue assumptions.

Revenue is subject to seasonal variability with a significant portion of annual revenues expected to be generated in the third and fourth quarter of each calendar year.

Nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008

Revenues decreased by $30.6 million, from $72.5 million for the nine-month period ended September 30, 2008 to $41.9 million for the nine-month period ended September 30, 2009. The decrease is attributed primarily to the continuing unfavorable economic conditions, as mentioned above, primarily the desire by retailers to reduce inventories as well as changes in our distribution model whereby we sell a larger proportion directly to retailers and consumers, who in turn are issuing purchase orders only later in the buying season.

Effective January 1, 2009, the results of operations from payment processing are presented on a net basis as other revenues, whereas the results for the comparative nine-month period ended September 30, 2008 were reported on a gross basis with $25.0 million of transaction processing costs reported separately. On a net basis, other revenues remained relatively constant at $3.0 million for the nine-month period ended September 30, 2008 to $2.5 million for the nine-month period ended September 30, 2009.

Cost of sales decreased by $16.6 million, from $52.8 million for the nine-month period ended September 30, 2008 to $36.2 million for the nine-month period ended September 30, 2009. The decrease is consistent with the reduction in revenue. Furthermore, due to the economic downturn, a focus on monetizing our inventories has resulted in lower margins on some of our products.

Selling, general and administrative expenses increased by $2.0 million, from $25.3 million for the nine-month period ended September 30, 2008 to $27.3 million for the nine-month period ended September 30, 2009. The increase is due primarily to selling, general and administrative expenses related to Sablon, which we acquired on August 29, 2008 and the acquisition of Think Wow Toys in July 2008, offset by a reduction in travel, sales sample expenses and voluntary reduction of the salaries of certain executive officers in July 2009.

Stock-based compensation pertaining to selling, general and administrative expense decreased by $1.3 million, from $2.9 million for the nine-month period ended September 30, 2008 to $1.6 million for the nine-month period ended September 30, 2009.  The decrease is due to the cancellation of 975,042 options during the nine months ended September 30, 2009, which represented the majority of the remaining outstanding options.

Research and development expenses increased by $0.3 million, from $2.1 million for the nine-month period ended September 30, 2008 to $2.4 million for the nine-month period ended September 30, 2009.

Amortization of intangibles pertaining to transaction processing and cost of sales was $7.5 million for the nine-months ended September 30, 2009, compared to $8.3 million for the comparable period in 2008. The decrease results from a lower unamortized carrying value due to the impairment charge of $4.0 million in the second quarter of 2009.

Amortization of equipment pertaining to cost of sales was $1.9 million for the nine-months ended September 30, 2009, compared to $2.5 million for the comparable period in 2008. This expense is related to the amortization of moulds used in the production of our products.

Amortization of equipment pertaining to selling, general and administrative expense was $0.6 million for the nine-month ended September 30, 2009, compared to $0.4 million for the comparable period in 2008.

At June 30, 2009, the customer relations and ISO/ISA intangible assets related to certain merchant portfolios that are part of our former payment processing segment were tested for impairment, and we determined that the estimated attrition rate should be increased due to new information.  As a result of this analysis, we recorded a non-cash impairment charge of $4.0 million at June 30, 2009 based on an estimated fair value established using a discounted cash flow methodology.

The provision for income taxes consisted of a recovery of $0.8 million with an effective tax rate of 2% for the nine-month period ended September 30, 2009 compared to a charge of $0.7 million with an effective tax rate of (4)% for the nine-month period ended September 30, 2008. The difference is largely due to the write-off in 2008 of previously recognized future tax assets that no longer met the criteria for recognition.

Significant components of the consolidated tax provision for the nine-month period ended September 30, 2009 included the effect of  tax differences in tax rates in foreign jurisdictions, an increase of valuation allowances against certain operating losses carry forward and non-deductible stock-based compensation. Our operations are taxable in Hong Kong at a lower effective tax rate than in Canada, which affected the provision by $1.8 million compared to $1.0 million for the nine-month period ended September 30, 2008.  In addition, the 2009 tax provision includes the tax effect of non-deductible stock-based compensation expense in the amount of $0.5 million compared to $0.9 million for the nine-month period ended September 30, 2008.

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

Our net loss for the nine-month period ended September 30, 2009 was $54.1 million (or $10.50 per share), which included the non-cash impairment loss of $4.0 million, and the charge of $19.2 million from discontinued operations, related to the non-prosecution agreement with the Office of the United States Attorney for the Southern District of New York as compared to a net loss of $54.7 million (or $10.57 per share) for the nine-month period ended September 30, 2008, which included the non-cash impairment loss from discontinued operations of $29.1 million and the charge of $14.1 million related to future tax assets that no longer met the criteria for recognition. The net loss in 2009 is attributed primarily to the continuing unfavorable economic conditions, as mentioned above, the desire by retailers to reduce inventories as well as changes in our distribution model whereby we sell a larger proportion directly to retailers and consumers, who in turn are issuing purchase orders only later in the buying season.

We previously used EBITDA to assess our operating performance, which was a non-GAAP financial measure that excluded non-cash expenses, items that cannot be influenced by Management in the short-term or items that do not impact core operating performance. We believe that this measure no longer provides any additional meaningful information at this time and therefore have discontinued the use of this measure during the nine-month period ended September 30, 2009.

Three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008

Revenues decreased by $18.8 million, from $52.1 million for the three-month period ended September 30, 2008 to $33.3 million for the three-month period ended September 30, 2009. The decrease is attributed primarily to the continuing unfavorable economic conditions, as mentioned above, primarily the desire by retailers to reduce inventories as well as changes in our distribution model whereby we sell a larger proportion directly to retailers and consumers, who in turn are issuing purchase orders only later in the buying season.

Cost of sales decreased by $10.0 million, from $38.3 million for the three-month period ended September 30, 2008 to $28.3 million for the three-month period ended September 30, 2009. The decrease is consistent with the reduction in revenue. Furthermore, due to the economic downturn, a focus on monetizing our inventories has resulted in lower margins on some of our products.

Transaction processing costs for the three-month period ended September 30, 2008 were $7.6 million, however for the three-month period ended September 30, 2009 there was no transaction processing expenses presented as the related revenues were reported net of such costs as part of “other revenues”.

Selling, general and administrative expenses decreased by $0.7 million, from $10.6 million for the three-month period ended September 30, 2008 to $9.9 million for the three-month period ended September 30, 2009. The decrease is due primarily to selling, general and administrative expenses related to Sablon and Think Wow Toys which were acquired late in the third quarter of 2008, offset by a reduction in travel, sales sample expenses and a voluntary reduction of the salaries of certain executive officers in July 2009.

Research and development expenses remained consistent at approximately $1.0 million for the three-month period ended September 30, 2009 and for the comparable period in 2008.

Amortization of intangibles pertaining to transaction processing costs and cost of sales was $2.3 million for the three-month period ended September 30, 2009 and $2.8 million for the comparable period in 2008. The decrease results from a lower unamortized carrying value due to the impairment charge of $4.0 million in the second quarter of 2009.

Amortization of equipment pertaining to cost of sales for the three-month period ended September 30, 2009 was $0.8 million compared to $0.9 million for the comparable period in 2008. This expense is related to the amortization of moulds used in the production of our products.

Amortization of property and equipment pertaining to selling, general and administrative remained constant at $0.2 million.

The provision for income taxes consisted of a recovery of $0.1 million with an effective tax rate of 1% for the three-month period ended September 30, 2009 compared to a recovery of $0.2 million with an effective tax rate of 23% for the three-month period ended September 30, 2008. The difference in the effective tax rate is mainly due to the fact that certain operating losses increased in the three-month period ended September 30, 2009 and we recorded a valuation allowance with respect to these net operating losses carry-forward.

Significant components of the consolidated tax provision for the three-month period ended September 30, 2009 included the effect of an increase in the valuation allowance against certain operating losses carry forward and the effect of tax differences in tax rates in foreign jurisdictions, due to a significant portion of our operations which are taxable in Hong Kong at a lower effective tax rate than in Canada.

Our net loss for the three-month period ended September 30, 2009 was $27.1 million (or $5.25 per share), compared to a net earnings of $1.7 million (or $0.33 per share) for the three-month period ended September 30, 2008. The decrease is attributed primarily to the continuing unfavorable economic conditions, as mentioned above, primarily the desire by retailers to reduce inventories as well as changes in our distribution model whereby we sell a larger proportion directly to retailers and consumers, who in turn are issuing purchase orders only later in the buying season and a charge of $19.2 million from discontinued operations due to the  non-prosecution agreement with the Office of the United States Attorney for the Southern District of New York and an inventory write-down of $2.2 million.

We previously used EBITDA to assess our operating performance, which was a non-GAAP financial measure that excluded non-cash expenses, items that cannot be influenced by Management in the short-term or items that do not impact core operating performance. We believe that this measure no longer provides any additional meaningful information at this time and therefore have discontinued the use of this measure during the three-month period ended September 30, 2009.

Liquidity and Capital Resources

As at September 30, 2009, cash and cash equivalents, and short-term investments, totaled $21.2 million compared to $39.1 million as at December 31, 2008.  The decrease in cash and cash equivalents, is primarily due to the use of cash in operations for the first three quarters. Historically the first and second quarters are the periods of lowest shipments and sales and therefore the least profitable due to various fixed costs. However, due to the unfavorable economic conditions experienced in 2008 and continuing throughout 2009, there is a tendency for customers to place their orders later in the year which has resulted in a weaker third quarter.

We have various credit facilities through our subsidiaries located in Belgium and Hong Kong, amounting to approximately $18.3 million, of which $14.1 million was used at September 30, 2009. On August 4, 2009 our European subsidiaries amended their various credit facilities to temporarily increase the maximum  available credit from approximately $9.7 million (EUR 6.7 million) to approximately $13.2 million (EUR 9.0 million). As at November 1, 2009 the maximum available credit has decreased to approximately $8.0 million (EUR 5.5 million). The borrowings are due on demand, bear interest at the bank’s prime rate plus a premium of 1%, and are secured by a first ranking hypothec on certain assets of the subsidiaries. As at September 30, 2009, we utilized $10.7 million (EUR 7.3 million) of these facilities. Under this agreement, we are subject to financial covenants, which were not met, however we expect to reschedule the repayment of intercompany debt before year-end which is expected to result in compliance with the covenants by year-end.

Operating activities used $5.6 million of cash and cash equivalents in the three-month period ended September 30, 2009, as compared to using $4.3 million in the three-month period ended September 30, 2008. This change is due mainly to the increase in the net loss from continuing operations, and of the timing of the payments of the trade payables.

Financing activities generated $3.8 million of cash and cash equivalents in the three-month period ended September 30, 2009, as compared to generating $4.8 million in the three-month period ended September 30, 2008, due primarily to the increase in bank indebtedness.

Investing activities used $0.8 million of cash and cash equivalents for the three-month period ended September 30, 2009, as compared to using $6.3 million of cash and cash equivalents for the three-month period ended September 30, 2008, primarily due to the purchase of property, equipment, intangible assets and business acquisitions in 2008.

Also refer to the disclosure under “Future Operations” above under this Item 2.

Current Economic Environment

The downturn in the global economy had a significant negative effect on the toy industry and us. Consumer confidence reached low levels in the latter part of 2008, resulting in retail sales weakness in the fourth quarter as consumers, fearful of the economy’s direction, cut back their discretionary spending. Toy retailers and manufacturers continue to be impacted by the economic downturn, with a risk that a number of Chinese toy manufacturers will close their operations and a significant number of toy sellers in the U.S., U.K., Mexico and other major markets may close or significantly reduce their operations or enter bankruptcy.

We expect the unfavourable economic conditions experienced in 2008 to continue throughout 2009. We also expect revenues to be under pressure in 2009 as a result of a continued reluctance of consumers to spend and desire of retailers to reduce inventories, weakening foreign exchange in international markets, and the sale of fewer entertainment-related products in 2009. As a result, we are managing our business based on reduced revenue assumptions.

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

Our focus in 2009 is on managing costs in line with anticipated reduced revenues with the goal of improving our results of operations and the cash flows generated by our business.

We believe that our cash and cash equivalents will be adequate to meet our needs for at least the next 12 months. Also refer to the disclosure under “Future Operations” above under this Item 2.

We have no off-balance sheet arrangements, other than long-term lease commitments for our premises in the United States, Canada, Hong Kong and Europe. During the nine-month period ended September 30, 2009, there have been no material changes in contractual obligations and commercial commitments from those summarized in note 16 (a) of the “:Management, Discussion and Analysis” section of our Form 10-K Annual Report for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

As of September 30, 2009 (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no material changes to the disclosure of legal proceedings contained in our Annual Report on Form 10-K for the year ended December 31, 2008, except:

Following announcements by the U.S. Attorney’s Office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, we announced on May 8, 2007 that we had initiated discussions with the U.S. Attorney’s Office in the Southern District of New York and we were in the process of responding to a voluntary request for information issued by the U.S. Attorney’s Office. In connection with such ongoing investigation, we announced on May 11, 2007 that we had received a copy of warrants of seizure issued by the U.S. Attorney’s Office against funds of certain payment processors that were on deposit with two U.S. banks. These funds included $19.2 million on deposit to the credit of our affiliates. The total amount seized of $19.2 million was presented as long-term asset related to discontinued operations on the consolidated balance sheets through June 30, 2009. On October 30, 2009, we announced that we have entered into a non-prosecution agreement with the Office of the United States Attorney for the Southern District of New York. Under the terms of the non-prosecution agreement, a total of $19.2 million will be forfeited to the United States by us and our subsidiaries, as disgorgement of property involved in and proceeds received from the payment processing services that were provided by our subsidiaries to Internet gambling merchants in relation to U.S. customers of such merchants. We and the U.S. Attorney’s Office have agreed that the $19.2 million previously seized shall be applied to satisfy the forfeiture obligation.

Item 1A.	Risk Factors

There were no material changes to the disclosure of risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

We may be subject to litigation from the Internet gambling merchants that used our former payments processing business for their U.S. Internet gambling business activities seeking to force us to pay to them related processing reserve account balances.

Pursuant to the non-prosecution agreement that we entered into with the Office of the United States Attorney for the Southern District of New York, on October 30, 2009, we have recognized that the services provided by certain Internet gambling merchants of our former payments processing business violated certain United States laws.  On the basis of advice received by management that a court would not enforce our obligation to pay to these merchants their respective processing reserve account balances (an aggregate amount of $10.4 million) due to the illegality of their related Internet gambling activities, we will, for accounting purposes, derecognize (reverse) our liability to pay such account balances and we will refuse the demand of any such Internet gambling merchant for the payment of its reserve account balance. Certain of these merchants may nevertheless initiate legal proceedings against us in an attempt to enforce payment of their respective account balances, which we would be forced to defend. We could incur significant costs in the defense or settlement of any such legal proceedings and there can be no assurance that a court would not enforce the payment of any particular account balance(s).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities and there were no repurchases under our stock purchase program during the nine-month period ended September 30, 2009.

Item 3.	Defaults Upon Senior Securities

The registrant has nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual and special meeting of shareholders on August 7, 2009.  The following resolutions were adopted:

Resolution	Votes For(2)	Votes Against	Withheld(2)	Non-Voted
Election of Neil S. Wechsler as Director(1)	15,576,688	N/A	2,155,411	1
Election of James S. Gertler as Director(1)	15,561,783	N/A	2,170,316	1
Election of Thomas D. Murphy as Director(1)	15,576,235	N/A	2,155,864	1
Appointment of KPMG LLP as Auditors	17,430,572	N/A	302,874	1
Amendments to By-Law No. 1A of the Corporation	15,949,609	1,783,856	N/A	2
Special resolution of shareholders consolidating the shares	15,603,627	2,129,838	N/A	2

(1)
Neil S. Wechsler, James S. Gertler and Thomas D. Murphy were elected to hold office until the close of the 2012 annual meeting of shareholders.  The following directors did not stand for election and continue in office for the following respective periods:

Tommy Boman and Holden L. Ostrin each to hold office until the close of the 2011 annual meeting of shareholders, and  Henry M. Karp and Jonathan J. Ginns each to hold office until the close of the 2010 annual meeting of shareholders.

(2)	These votes represent the actual shares voted or withheld prior to the share consolidation which became effective on August 26, 2009.

Item 5.	Other Information

The registrant has nothing to report under this item.

Item 6.	Exhibits

Exhibit Number	Exhibit

3.2	By-laws as amended.
10.1	Base Salary Reduction agreement with Neil S. Wechsler.
10.2	Base Salary Reduction agreement with Holden L. Ostrin.
10.3	Base Salary Reduction agreement with Gary S. Wechsler.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2009	Optimal Group Inc.

	By:	/s/ NEIL S. WECHSLER
Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GARY S. WECHSLER
Gary S. Wechsler, Chief Financial Officer
(Principal Accounting Officer)