Form 10-K
OPTIMAL GROUP INC
filed 2010-03-31
CIK 1015923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” , “accelerated filer” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act (Check one):
Large accelerated filer ☐            Accelerated filer ☐                      Non-accelerated filer ☐                      Smaller reporting company ☑
                          (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2009 (computed by reference to the last reported sale price of the Class “A” shares on the Nasdaq Global Market on such date): $8,879,547. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.
     Number of Class “A” shares outstanding at March 17, 2010: 5,148,735
     DOCUMENTS INCORPORATED BY REFERENCE: None.

Each of Optimal, Optimal Group, WowWee, WowWee Robotics, WowWee Flytech, WowWee Alive, WowWee Entertainment, WowWee Technologies, Think Wow Toys, Robosapien, Roboraptor, Roboreptile, Robopet, Robopanda, Roboquad, Roboboa, Femisapien, RS Tri-bot, Roborover, Joebot, Roboscooper, Flytech Dragonfly, Fun Flyer Moth, Fun Flyer Mosquito, Fun Flyer Butterfly, FlyTech Bladestar, FlyTech Dragon, Flytech Bat, Lightstar, Hoverpod, Crash-FX, Facetronics, Sleeping Cuties, Woodland Friends, The Perfect Puppy, Fin Fin Friends, Paper Jamz, Rovio, True Track, Cinemin, EZ2 Make, Hot Locks and associated logos, are trademarks or registered trademarks of our company or an affiliate of our company. Disney Fairies Tinkerbell and Silvermist, Elvis, Jonas Brothers, Winnie the Pooh, Mr. Men Little Miss, Thumb Wrestling Federation (TWF), Chuck E Cheese, Jamba Juice, Mrs. Fields, Texas Instruments DLP Technology, Apple, iPod, iPhone, U-Scan and all other trademarks appearing in this annual report are the property of their respective owners.

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
          Our consolidated financial statements are prepared on the basis of generally accepted accounting principles (“GAAP”) in the United States, which is different in some respects from Canadian GAAP. For a description of the material differences between U.S. GAAP and Canadian GAAP in regard to our consolidated financial statements, see note 25 of the notes to our consolidated financial statements.
Cautionary Statements Regarding Forward-Looking Statements
          This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, but are not limited to, statements about our current expectations with respect to our future growth strategies, results, opportunities and prospects, competitive position and industry environment. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, or those of the markets we serve, to differ materially from those expressed in, or implied by, these forward-looking statements, including:
•	our ability to continue as a going concern;
•	general economic, legal and business conditions in the markets we serve;
•	our existing cash and cash equivalents could prove to be inadequate to meet our funding requirements;
•	our ability to continue to satisfy Nasdaq’s conditions for continued listing of our common shares on The NASDAQ Global Market;
•	our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances;
•	our ability to successfully implement our strategies for our WowWee business;
•	changing consumer preferences for electronics and play products;
•	the seasonality of retail sales;
•	concentration among our major retail customers for the products of our WowWee business;
•	increased competition;
•	our ability to protect our intellectual property;
•	currency exchange rate fluctuations;
•	the price and supply of raw materials used to manufacture WowWee’s products;
•	economic, social and political conditions in China, where WowWee’s products are manufactured;
•	existing and future government regulations and disputes with governmental authorities;

•	product liability claims and product recalls;

•	litigation;

•	our ability to retain key personnel;

•	consumer confidence in the security of financial information transmitted via the Internet;
•	levels of consumer and merchant fraud, disputes between consumers and merchants and merchant insolvency;
•	liability for merchant chargebacks;
•	our ability to safeguard against breaches of privacy and security when processing electronic transactions and use of our payments systems for illegal purposes;
•	the imposition of and our compliance with rules and practice procedures implemented by credit card associations;
•	our relationships with our suppliers and the banking associations that we rely upon to process our electronic transactions;
•	disruptions in the function of our electronic payments systems and technological defects; and
•	the other risks, uncertainties, trends and other factors discussed under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Item 1A. Risk Factors” and “Item 1. Business” and elsewhere in this annual report.
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
Company Overview
          Through WowWee (our business segment established by the acquisition in November 2007, and currently comprised of WowWee Group Limited, WowWee Canada Inc., WowWee USA, Inc. and WW Sablon Holdings), we design, develop, market and distribute technology-based, consumer robotic, toy and entertainment products. In 2009, we operated in a second segment, through Optimal Merchant Services Inc. (formerly, Optimal Payments Corp.) where we processed credit card payments for retail point-of-sale merchants, and which is now primarily considered discontinued operations with the exception of a portfolio of small and medium-sized retail point-of-sale merchant processing. Optimal Merchant Services Inc. also holds a balance of sale from the disposition in 2009 of a stream of residual payments under a card-present merchant portfolio.
          On March 17, 2010, we entered into a support agreement with a corporation established by Richard Yanofsky, President of WowWee Canada Inc., for the purpose of making an offer to acquire, by way of a take-over bid to Optimal Group shareholders, all of the outstanding Class “A” shares of the Company, including shares issuable upon the conversion, exchange or exercise of options and warrants, at a price of US$2.40 per share in cash. WowWee Canada Inc. is a wholly-owned subsidiary of Optimal Group. The offer represents a premium of approximately 50% over the closing price of the Class “A” shares of US$1.60 on the NASDAQ, on March 16, 2010. Under the terms of the support agreement, Optimal Group may solicit, respond to and consider competing third-party proposals until closing of the offer.

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
          For 2010, WowWee’s product offering encompasses five distinct lines:
•	WowWee Robotics
•	WowWee Alive
•	WowWee Entertainment
•	Think Wow Toys
•	WowWee Technologies
WowWee Robotics
          WowWee is best known for its “robo” line of consumer robotic products. Robosapien, introduced in 2004, was the first in a line of award winning entertainment robotic products that incorporate applied biomorphic robotics technology and are uniquely programmed to perform a variety of functions. The WowWee Robotics line currently includes:
•	Robosapien, a robotic humanoid
•	Roboraptor, a robotic dinosaur
•	Tri-bot, a quick-moving, talkative, interactive robot
•	Roborover, a tread-based, talking, roving explorer robot complete with sensor-based LED headlights
          In 2010, the WowWee Robotics line will include the following new products:
•	Roboscooper, a six wheeled, animated “recycling” robot with scooper hands who detects and picks up small household objects and deposits them in his flatbed
          Each of the foregoing items bears the iconic “Robohead” symbol to signify that it is a “fusion of technology and personality”.
          WowWee also markets battery-operated “mini” versions of most of its current and archival robotic characters.

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
          Available in four styles — Lion, White Tiger, Panda and Polar Bear — the WowWee Alive Cubs were the featured toy in TIME magazine’s “The Best Inventions of the Year/Tech Buyer’s Guide” in 2008.
          In 2009, the WowWee Alive brand was expanded to include:
- WowWee Alive II, four new styles including Alive Seal Pup, Husky Puppy, Koala Joey and Leopard Cub
- WowWee Alive Minis, collectible versions of the Lion, White Tiger, Panda and Leopard with sound activating feeding bottle, touch and tilt sensors
-WowWee Alive Sleeping Cuties, Labradoodle and Beagle puppies, which respond to touch by curling up into a sleeping position, and raising their heads when awakened
In 2010 the WowWee Alive brand will include additional Alive and Alive mini styles and will also include:
- Alive Woodland Friends — a series of 6 pocket sized collectible creatures, each of which makes five unique sounds when gently squeezed
- Bella, The Perfect Puppy and Buddy, The Perfect Puppy — life-size plush puppies featuring Alive Touch Technology, which enables them to recognize the difference between a tickle, pat, stroke or hug and respond differently to each action
- Fin Fin Friends, a collection of interactive aquarium play sets and accessories, will be introduced as part of the WowWee Alive brand in 2010. The themed play sets feature animated fish which interact with their environment and exhibit an increased number of behaviors as you spend more time with them
WowWee Entertainment
          In 2010 WowWee is introducing Paper Jamz, a brand of affordable and innovative play instruments that provide an instant rock star experience and open-ended play. The creative blend of technology and play is made possible by Active Graphics Technology, a system of touch sensitive circuit embedded paper.
The 2010 line will include guitars, drums, amplifiers and guitar straps.
Think Wow Toys
          Think Wow Toys (TWT), a division of WowWee USA, Inc. with an office located in New York City, develops, manufactures and markets various novelty and plush toys at a variety of price points. TWT products include plush, pillows, novelty food, action figures, dolls, and fashion accessories primarily based on well known third party brands.
          TWT’s portfolio of licenses for 2010 include but are not limited to Disney’s Fairies and Princess, Jonas Brothers and Winnie the Pooh, Mr. Men Little Miss, Thumb Wrestling Federation (TWF) and more. In addition, TWT has acquired several food brand licenses including Chuck E Cheese, Jamba Juice and Mrs. Fields and has launched the EZ2 Make a line of functional food play kits based on these well known brands.
          In 2010, TWT is introducing Hot Locks dolls, a line of 4” tall collectible dolls and play sets. The dolls are highly detailed and posable, with extremely long and manageable hair which is the focus of all accessories and play sets.
          TWT sells its products directly through its sales group and through independent sales representatives. Purchasers of TWT’s products are retail chain stores, department stores, mass merchandisers, toys specialty stores and wholesalers. Due to TWT’s broad selection of products and key prices points (most products retail under $30.00) its products are sold to a wide variety of retail accounts.

WowWee Technologies
          In late 2009, WowWee Technologies launched the Cinemin suite of ultra-portable, multimedia pico projectors, powered by Texas Instruments’ DLP Technology, for ultra clear picture quality. The Cinemin projectors have been designed to work with popular mobile devices such as the Apple iPod and iPhone. The Cinemin Swivel is an affordable lightweight micro projector that features 2-hour battery life, full volume control and a unique 90- degree hinge for ceiling projection.
Our Competitive Strengths
          We believe that WowWee’s key competitive strengths are in product development, engineering and design, including its ability to work with third party manufacturers, technology suppliers and intellectual property owners to develop innovative consumer technology-based products.
          We believe that WowWee’s core competency is its ability to identify cutting-edge technologies and, through its flexible design process, to incorporate these technologies in the development of innovative products. The Cinemin suite of products, incorporating Texas Instruments’ DLP technology; Active Graphics Technology in Paper Jamz, Alive Touch Technology in Alive Perfect Puppy —that enhances interaction and quality of experience for the consumer.
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
Our Business Strategy
          We have implemented specific strategies in an effort to enhance WowWee’s growth and financial performance. These strategies have included:
•	expanding sales and distribution through a broadening of the sales channels, particularly outside North America;
•	shifting reliance on an international distributor network to direct sales and distribution;
•	refining product design, development and production capabilities to produce a broader assortment of products at varying price points;
•	adjusting and smoothing out the seasonality of revenues
          We have also considered embarking on branded entertainment initiatives, licensing, publishing and merchandising.
          We have incurred operating cash flow deficiencies in 2009 and our current financial position requires additional sources of financing to support operations in 2010 as further discussed in Item 7 — Critical Accounting Policies and Estimates.

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
Sales, Marketing and Distribution
          Within the United States and Canada, WowWee sells its products directly to its retailer customers through its direct sales channel, through independent sales representatives and through distributors. WowWee products are sold to most European countries directly through WowWee Europe. For retailers in the rest of the world, WowWee utilizes a network of distributors located in various jurisdictions. In 2009, approximately 56% of its products were sold in North America, with the balance being sold internationally.

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
          WowWee presents products to its customers at trade shows, such as International CES, and various toy fairs, as well as at private meetings throughout the year. WowWee generally introduces new products to its major customers during the year prior to the year of their introduction for retail sale. WowWee employs a range of advertising and promotional vehicles to promote its products to consumers including broadcast, Internet and print advertising, Social Media, PR outreach, product placements and sampling and exhibition at consumer expositions. WowWee also maintains a corporate website and individual sites for its brands and products.
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

Government Regulation
          As a developer and supplier of consumer products, WowWee operates in a highly regulated environment in the United States and international markets. In the United States, WowWee’s products are subject to the provisions of the Consumer Product Safety Act (“CPSA”), the American Society for Testing and Materials (“ASTM”), Underwriters Laboratories (“UL”), the Federal Hazardous Substances Act (“FHSA”), the Flammable Fabrics Act (“FFA”) and the regulations promulgated thereunder, as well as the rules and regulations of the Federal Communications Commission (“FCC Rules”). The CPSA and the FHSA enable the Consumer Products Safety Commission (“CPSC”) to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of a banned hazardous substance. The FFA enables the CPSC to regulate and enforce flammability standards for fabrics used in consumer products. The FCC Rules require conformity with technical standards that limit radio frequency emissions in order to control potential interference to radio communications. Similar laws exist in various international markets. WowWee maintains a quality control program designed to ensure compliance with all applicable laws (see “Research and Development; Product Development” above). Regulations that apply to the sale of WowWee’s products also include guidelines for advertising directed toward children. All food products must conform to all rules and regulations of the United States Food and Drug Administration. Our products are manufactured in accordance with the U.S. Food & Drug Administration’s requirements for current Good Manufacturing Practices (“cGMPs”) per 21CFR110. All products produced comply with all applicable government safety regulations and confirm to the safety requirements of ASTM F963.
Competition
          WowWee competes with numerous domestic and foreign manufacturers, importers and marketers in each of its product categories. Globally, certain of WowWee’s competitors have greater financial resources, larger sales and marketing and product development departments, stronger brand name recognition, longer operating histories and benefit from greater economies of scale.
Intellectual Property
          All of WowWee’s products are produced and sold under trademarks owned by it or, in certain cases, licensed to it. WowWee registers some of its trademarks in certain jurisdictions where its products are sold, based on the management’s determination as to the long-term value of the trademark. WowWee also files design patents in China and other jurisdictions for most of its products and has recently instituted a program under which utility patents will be filed where it is deemed appropriate as a means of protecting WowWee’s proprietary technology.
          WowWee maintains ownership of all of the tooling associated with its products.
Employees
           As of December 31, 2009, we employed 135 full-time employees. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our employee relations are good.
Financial Information About Segments and Geographic Areas
          See note 19 of the notes to our consolidated financial statements.
Where You Can Find Additional Information
          We are required to furnish to our shareholders annual reports containing audited consolidated financial statements certified by our auditors and quarterly reports containing unaudited financial data for the first three quarters of each fiscal year following the end of the respective fiscal quarter. We prepare our consolidated financial statements in accordance with accounting principles which are generally accepted in the United States with reconciliation to accounting principles generally accepted in Canada.

You may request a copy of these filings, at no cost, by writing or telephoning us at the following address or telephone number:
Optimal Group Inc.
3500 de Maisonneuve Boulevard West
Suite 800
Montreal, Quebec, H3Z 3C1
Tel: (514) 738-8885
          We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K with the Securities and Exchange Commission. You may read and copy any materials we file with the Securities and Exchange Commission at the Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the hours of operation of the Securities and Exchange Commission’s Public Reference Room by calling the Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. Such reports and all amendments to such reports regarding the Company are available free of charge or through the Company’s website, www.optimalgrp.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. Information contained in or otherwise accessed through our website does not form part of this Annual Report. All such references to our website are inactive textual references only.

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
We may be unable to continue as a going concern.
          Our consolidated financial statements have been prepared on a going concern basis in accordance with U.S. GAAP. The going-concern basis of presentation assumes that we will continue our operations for the foreseeable future and be able to realize our assets and discharge our liabilities and commitments in the normal course of business.
          We have incurred a net loss from continuing operations of $67.8 million and a net cash outflows from operating activities excluding discontinued operations of $19.8 million. The recent banking and financial crisis and the global economic recession have created an extremely challenging retail and economic environment in the United States, Canada and Europe, which has negatively impacted our operating performance and potentially that of our customers and suppliers. Our ability to continue as a going concern depends on the success of management’s plans to overcome these conditions and ultimately achieve positive cash flows from operations and become profitable.
          We currently fund the majority of our operations from our cash and cash equivalents and bank indebtedness. The majority of our bank indebtedness is based on qualifying accounts receivable and is otherwise not fully available to be drawn on during seasonal low sale periods due to the lack of accounts receivable available at the time. We have been unable to secure any new sources of financing not secured by accounts receivable which will be required during low seasonal sale periods of the year. Our balance of cash and cash equivalents generally decreases during the second and third quarters of the year, as cash is used to fund product development and production, and increases in the fourth and first quarters in connection with the shipping and collection periods.
          If operating performance continues in its current trend, we will require financing in order to meet our cash flow requirements and fund our operations especially during the second and third quarters of 2010. However, additional financing may not be available in amounts or on terms that are acceptable to us. Without financing, we may be unable to fund product development and the production of inventory required for sales in the third and fourth quarters and therefore will not be able to capitalize on potential future sales. Refer to note 27, of the notes to our consolidated financial statements — Subsequent events, for the details of a take-over bid which we are supporting. If we are unable to obtain additional financing in the near term, we may be required to curtail operations in order to offset the lack of available funding, which could have a material adverse impact on us, and consequently, there is a substantial doubt about us ability to continue as a going concern.

          Our consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis was not appropriate for these consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the going concern basis is dependent upon, among other things, future profitable operations, the ability to negotiate new sources of financing, if necessary, and the ability to generate sufficient cash from operations and financing arrangements to meet its obligations.
          The results of certain payment processing portfolios which were sold in 2009, as well as the “card-not-present” and the “Canadian card-present” payment processing businesses sold in 2008, are presented separately under discontinued operations in the consolidated statements of operations and comprehensive loss for the current and prior periods. The balance sheet also presents the assets and liabilities related to the discontinued operations separately for current and prior years.
          The effect of the take-over transaction described in note 27 of the notes to our consolidated financial statements — Subsequent events, on its financial position and future cash flows of ours, if any, have not been considered in the preparation of our consolidated financial statements.
If the current global economic conditions continue to deteriorate and the current financial crisis deepens, WowWee’s business and our financial results may continue to be adversely affected.
          The recent global economic deterioration and financial crisis adversely affected WowWee’s business and our financial results in 2008 and 2009. WowWee designs, manufactures and markets a variety of consumer robotic, toy and entertainment products worldwide. WowWee’s sales of these products are affected by the level of discretionary consumer spending, which has deteriorated sharply in the United States and in many countries around the world in which WowWee’s products are sold. Consumers’ discretionary purchases of consumer robotic, toy and entertainment products may be negatively affected by job losses, foreclosures, bankruptcies, reduced access to credit, significantly falling home prices, lower consumer confidence and other macroeconomic factors that curtail consumer spending behavior. If WowWee’s retail customers encounter liquidity problems due to weak retail sales or their inability to raise sufficient capital due to credit constraints, WowWee may not be able to collect accounts receivable from the affected customers. Finally, many of the ultimate effects and consequences of the current global economic crisis are not yet known. Any one or all of these factors could potentially have a material adverse effect on WowWee’s liquidity and capital resources, including increasing our cost of capital or our ability to raise additional capital if needed, or otherwise negatively affect WowWee’s business and our financial results.
We may be subject to litigation from the Internet gambling merchants that used our former payments processing business for their U.S. Internet gambling business activities seeking to force us to pay to them related processing reserve account balances.
          Pursuant to the non-prosecution agreement that we entered into with the Office of the United States Attorney for the Southern District of New York, on October 30, 2009, we have recognized that the services provided by certain Internet gambling merchants of our former payments processing business violated certain United States laws. On the basis of advice received by management that a court would not enforce our obligation to pay to these merchants their respective processing reserve account balances (an aggregate amount of $9.6 million) due to the illegality of their related Internet gambling activities, we have, for accounting purposes, derecognized (reversed) our liability to pay such account balances and we will refuse the demand of any such Internet gambling merchant for the payment of its reserve account balance. Certain of these merchants may nevertheless initiate legal proceedings against us in an attempt to enforce payment of their respective account balances, which we would be forced to defend. We could incur significant costs in the defense or settlement of any such legal proceedings and there can be no assurance that a court would not enforce the payment of any particular account balance(s).

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
If the bid price for our common stock fall below $1.00 per share, we may not be able to maintain our listing on the NASDAQ Global Market, which would subject the trading of our common share to the SEC’s penny stock rules and would decrease the liquidity of our common shares.
          Our common shares are currently listed on The NASDAQ Global Market (“Nasdaq”), which has quantitative maintenance criteria that provide that a stock may be delisted if the closing bid price per share of such stock falls below $1.00 for 30 consecutive business days. In accordance with Nasdaq Marketplace Rules, we would have a period of 180 calendar days to regain compliance after the receipt of a Nasdaq staff deficiency letter by maintaining a closing bid price of $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel. If we fail to maintain continued listing, our common shares may be traded over-the-counter on the OTC Bulletin Board or in the “pink sheets.” These alternative markets, however, are generally considered to be less efficient than, and not as broad as, Nasdaq. Many OTC stocks trade less frequently and in smaller volumes than securities traded on the Nasdaq markets, which could have a material adverse effect on the liquidity of our common shares, and impair our ability to raise additional capital.
          In addition, our common shares may become subject to penny stock rules. The SEC generally defines “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. We are not currently subject to the penny stock rules because our common shares qualify for an exception to the SEC’s penny stock rules for companies that have an equity security that is quoted on The NASDAQ Stock Market. However, if our common shares were delisted, our common shares would become subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell our common shares. If our common shares were considered penny stock, the ability of broker-dealers to sell our common shares and the ability of our stockholders to sell their shares in the secondary market would be limited and, as a result, the market liquidity for our common shares would be adversely affected. We cannot assure you that trading in our common shares will not be subject to these or other regulations in the future
The obligations of United Bank Card Inc. under the Purchase and Sale Option Agreement among Optimal Payments Corp., United Bank Card, Inc. and Jared Isaacman, dated as of February 2, 2009, are unsecured and there is a risk that we will not receive payment in full of the purchase price payable thereunder.
          On February 2, 2009, Optimal Payments Corp. entered into a Purchase and Sale Option Agreement with United Bank Card, Inc. and its principal, Jared Isaacman. Under the terms of the agreement, United Bank Card has the right to cause Optimal Payments Corp. to sell, and Optimal Payments Corp. has the right to require United Bank Card to purchase, Optimal Payments Corp.’s right to residual payments and other ancillary revenues from the processing of credit card-present transactions for a portfolio of merchant accounts. The purchase price to be paid by United Bank Card under the agreement is $11 million. The purchase price will be subject to adjustment monthly by: (i) subtracting revenues that have been retained by Optimal Payments Corp. after deducting payment to United Bank Card of fees relating to the servicing of the merchant accounts by United Bank Card and (ii) adding a notional rate of 12% per annum to the resulting amount. United Bank Card will be entitled to exercise its purchase right at any time up to December 31, 2014 and Optimal Payments Corp. will be entitled to exercise its sale right at any time on or following the earlier of: (i) February 2, 2011 and (ii) the sale of United Bank Card. United Bank Card’s obligations under the agreement are being guaranteed by Jared Isaacman, however, neither United Bank Card’s obligations nor Jared Isaacman’s guarantee are secured. If United Bank Card and Jared Isaacman were to default under their obligations, we might not be in a position to collect the purchase price (as reduced pursuant to the adjustments described above) and we might not find another buyer for the portfolio of residual payments and ancillary revenues.

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
          Our ability to realize the anticipated benefits of our acquisition of the WowWee business will depend, in part, on the successful implementation of specific strategies designed to enhance the growth and financial performance of the WowWee business. These include:
•	Expanding sales and distribution through a broadening of WowWee’s sales channels, particularly outside North America in emerging markets;

•	Expanding product design, development and production capabilities to produce an increased number of products at varying price points;
•	Broadening development initiatives into products that combine computer connectivity, utility and entertainment; and
•	Embarking on branded entertainment initiatives, licensing, publishing and merchandising; and
          We have encountered challenges in implementing these strategies thus far. If we fail to succeed in implementing these and other strategies that we might develop, WowWee could fail to grow, we may not realize the benefits anticipated from the acquisition of the WowWee business, and our financial performance and results of operations could continue to be significantly adversely affected.
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
          As retailers attempt to manage their inventories better by requiring suppliers to ship products closer to the time the retailers expect to sell products to consumers, suppliers such as WowWee have experienced shortened lead times for production. Disruptions in shipping, for any reason, from China during peak demand times may affect the ability of WowWee to deliver its products in time to meet retailer demand.
WowWee’s sales are concentrated among a relatively small number of major retailer customers, which exposes WowWee to any financial difficulties or changes in purchasing preferences or policies of these customers.
          A small number of major retail customers account for a large proportion of WowWee’s sales. WowWee’s customers make purchases by one-time purchase orders, as opposed to making long-term purchase commitments. These customers could reduce their overall purchases of WowWee’s products for any reason, including due to financial difficulties, or could reduce the shelf space allotted for such products. Any such change by a major customer of WowWee could significantly harm WowWee’s business and our results of operations.
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
If Optimal Payments’ relationships with its banking partner deteriorates, its ability to process transactions could be impaired or halted.
          Optimal Payments relies on strategic partnerships and suppliers to help supply, promote and distribute its services. Optimal Payments particularly depends upon its strategic banking relationship. The credit card association members and financial institutions that process electronic transactions have adopted guidelines that apply to online transactions. While we believe that Optimal Payments’ operations comply with these guidelines, credit card association members and financial institutions could nonetheless decide in the future to refuse to process transactions for Optimal Payments. Such a decision could be implemented with little or no advance notice to Optimal Payments. If such a situation occurred and Optimal Payments were not able to conclude alternative arrangements with other credit card association members or financial institutions, its ability to carry out payment transactions could be impaired or even halted.
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
          In many jurisdictions there are few, if any, laws or regulations that deal directly with payment processing for online gaming transactions. The legal status of online gaming itself is uncertain in many of the jurisdictions in which Optimal Payments has operated. While some jurisdictions have taken the position that online gaming is legal and have adopted or are in the process of reviewing legislation to regulate online gaming, other jurisdictions have taken the opposite view and enacted legislation to attempt to restrict or prohibit online gaming. For example, the United States Unlawful Internet Gambling Enforcement Act of 2006 prohibits any person engaged in the business of betting or wagering from knowingly accepting payments related to unlawful bets or wagers transmitted over the Internet, which resulted in our then majority owned subsidiary, FireOne Group plc, ceasing to process settlement transactions originating from United States customers that may be viewed as related to online gaming. We may be exposed to adverse consequences as a result of future enforcement proceedings, governmental investigations or lawsuits initiated against Optimal Payments in jurisdictions where online gaming is restricted or prohibited. Any adverse findings, rulings or judgments rendered against Optimal Payments could involve substantial penalties, fines, injunctions or other sanctions being invoked against it and could have a material adverse effect on our financial condition. Any future enforcement or legal proceedings threatened or commenced against Optimal Payments relating to online gaming, whether or not ultimately successful, could involve substantial litigation expense and the diversion of the attention of key executives. The outcome of any such litigation cannot be predicted. From time to time, reports about regulatory initiatives, or enforcement proceedings that are or would be unfavorable to us, or to Optimal Payments’ customers or suppliers, have had a swift and negative impact on the trading price of our common shares, and our common shares may again experience trading price volatility in the future due to such reports.
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
          Current accounting standards require that goodwill and intangible assets be periodically evaluated for impairment. Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the identifiable net assets we acquire. Any further declines in our assessment of future cash flows from the WowWee segment could result in a further write-down of our intangible assets and a reduction in our net income. Due largely to a general deterioration of the economic environment, sales, operating profits and cash flows in the consumer robotic, toy and entertainment products business were lower in 2009. We recalculated a fair value of intangibles and considered an impairment charge was required in the amount of $12.4 million during the year.
          During the year, we tested for impairment in the customer relations and ISO/ISA intangible assets related to certain merchant portfolios that are part of the payment processing business, as we determined that the estimated attrition rate should be increased based on new information. As a result of this analysis, we recorded a non-cash impairment charge of $4.0 million based on an estimated fair value established using a discounted cash flow methodology.
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
Facilities
          Our corporate headquarters and the offices of our subsidiary, WowWee Canada Inc. are currently located in approximately 11,000 square feet of leased space at 3500 de Maisonneuve Blvd West, Suite 800, Montreal, Quebec under a lease that expires on April 30, 2013. We also have a commitment for approximately 12,000 square feet of leased space on the 16th floor at 3500 de Maisonneuve Blvd West, Montreal, Quebec; this space under a lease that expires on October 30, 2010. Since May 1st, 2009, all of this space has been sublet to a third party.
          WowWee Group Limited is located in approximately 20,000 square feet of leased space at Energy Plaza, 92 Granville Road, Tsimshatsui East Kowloon, Hong Kong under leases that expire at various dates between June 2010 and November 2010. WowWee USA, Inc. occupied approximately 1,600 square feet of leased space in La Jolla, California under a lease that expired and was not renewed on December 31, 2009 and 3,400 square feet of leased space in Carlsbad, California under a lease that expires on July 31, 2013. The Think Wow Toys division of WowWee USA, Inc. occupies approximately 2,500 square feet of leased space in New York, New York under a lease that expires on March 31, 2013; this lease is in the name of the former operator of the Think Wow Toys business, however, we bear the rent expense.
          Sablon Distribution is located in approximately 3,900 square feet of leased space at Avenue Reine Astrid 2, B-1440 Wauthier Braine, Belgium, under a lease that expires on September 4, 2013. The Sablon Distribution group of companies also has showrooms in Darmstadt, Germany, Lelystad, Netherlands and Sceaux, France.

ITEM 3.	LEGAL PROCEEDINGS
Legal Proceedings
          Following announcements by the U.S. Attorney’s Office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, we announced on May 8, 2007 that we had initiated discussions with the U.S. Attorney’s Office in the Southern District of New York and were in the process of responding to a voluntary request for information issued by the U.S. Attorney’s Office. In connection with such ongoing investigation, we announced on May 11, 2007 that we had received a copy of warrants of seizure issued by the U.S. Attorney’s Office against funds of certain payment processors that were on deposit with two U.S. banks. These funds included $19.2 million on deposit to the credit of our affiliates. The total amount seized of $19.2 million was presented as long-term asset related to discontinued operations on our consolidated balance sheets through June 30, 2009. On October 30, 2009, we announced that we had entered into a non-prosecution agreement with the Office of the United States Attorney for the Southern District of New York. Under the terms of the non-prosecution agreement, a total of $19.2 million has been forfeited to the United States by us and our subsidiaries, as disgorgement of property involved in and proceeds received from the payment processing services that were provided by our subsidiaries to Internet gambling merchants in relation to U.S. customers of such merchants. We and the U.S. Attorney’s Office agreed that the $19.2 million previously seized would be applied to satisfy the forfeiture obligation.
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
          No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
          Our common shares trade on the Nasdaq Global Market under the symbol “OPMR.” The following table sets forth the range of high and low sales prices for our common shares as reported by the Nasdaq Global Market. These prices reflect the one for five stock split in August 2009.

	Nasdaq Global Market
	$ High	$ Low
2009
4th Quarter	3.59	1.56
3rd Quarter	3.80	1.60
2nd Quarter	3.85	1.35
1st Quarter	4.40	1.12

2008
4th Quarter	9.65	2.16
3rd Quarter	13.70	8.30
2nd Quarter	17.10	10.45
1st Quarter	23.30	13.75
Holders
          At March 17, 2010, there were 205 stockholders of record of our common shares.
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

Performance Graph
          The following graph compares the cumulative total shareholder return on our common shares with the Nasdaq Composite Index for the five years ended December 31, 2009. The graph sets the beginning value of our common shares and the Nasdaq Composite Index at $100 and assumes that all dividends are reinvested.

	Dec-04(1)	Dec-05(1)	Dec-06(1)	Dec-07(1)	Dec-08(1)	Dec-09
Optimal Group Inc. common shares	100.00	171.99	80.81	35.23	4.07	3.23
Nasdaq Composite Index	100.00	101.37	111.03	121.92	72.49	104.31

(1)	December 31, 2004 to December 31, 2008 have been restated to reflect the one for five stock split in August 2009.
Purchases of Equity Securities
          We have nothing to report under this item.

ITEM 6.	SELECTED FINANCIAL AND OTHER DATA
          We are now a smaller reporting company, disclosure under this item is not required.

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
          We prepare our consolidated financial statements in accordance with U.S. GAAP, with a reconciliation to Canadian GAAP, as disclosed in note 25 of the notes to our consolidated financial statements. For a description of the material differences between U.S. GAAP and Canadian GAAP as they relate to our consolidated financial statements, see note 25 of the notes to our consolidated financial statements.
          The effect of the take-over transaction as described below under “Matters Arising Subsequent to December 31, 2009” upon our financial position and future cash flows, has not been considered in the preparation of our consolidated financial statements.
Overview
          Through WowWee (our business segment established by the acquisition in November 2007, and currently comprised of WowWee Group Limited, WowWee Canada Inc., WowWee USA, Inc. and WW Sablon Holdings), we design, develop, market and distribute technology-based, consumer robotic, toy and entertainment products. In 2009, we operated in a second segment, through Optimal Merchant Services Inc. (formerly, Optimal Payments Corp.) where we processed credit card payments for retail point-of-sale merchants, and which is now primarily considered discontinued operations with the exception of a portfolio of small and medium-sized retail point-of-sale merchant processing. Optimal Merchant Services Inc. also holds a balance of sale from the disposition in 2009 of a stream of residual payments under a card-present merchant portfolio.
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
          On October 30, 2009, we announced that we had entered into a non-prosecution agreement with the Office of the United States Attorney for the Southern District of New York. Under the terms of the non-prosecution agreement, a total of $19.2 million was forfeited to the United States by us and our subsidiaries as disgorgement of property involved in and proceeds received from the payment processing services that were provided by our subsidiaries to Internet gambling merchants in relation to U.S. customers of such merchants. We and the U.S. Attorney’s Office have agreed that the $19.2 million previously seized be applied to satisfy the forfeiture obligation. Accordingly, the long-term asset of $19.2 million was considered fully impaired with the expense included in the net loss from discontinued operations.
          Furthermore, we had long-term liabilities related to discontinued operations of $9.6 million, which represented payment processing reserve account balances payable to Internet gambling merchants of our former payments processing business, which liabilities resulted from the payment processing services that our subsidiaries provided to such merchants in relation to their U.S. customers. Pursuant to the non-prosecution agreement that we entered into with the U.S. Attorney’s Office, we recognized that the services provided by these merchants violated certain United States laws. On the basis of advice received by management that a court would not enforce our obligation to pay these merchants their respective processing reserve account balances, should they attempt to enforce payment, these liabilities in the amount of $9.6 million were derecognized (reversed) during the year-ended December 31, 2009. Certain of these merchants may nevertheless initiate legal proceedings against us in an attempt to enforce payment of the liabilities that have been derecognized (reversed), which we would be forced to defend. We have not recorded any provision in relation to these potential proceedings because the amount of loss, if any, is not determinable.

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
          The results of operations for the portfolios that were disposed of on February 4 and February 2, 2009, are included as discontinued operations in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2009.
          On August 29, 2008 we acquired all the outstanding shares of Sablon Distribution S.A., a Belgium-based toy distributor operating in the Benelux countries, France, Germany and the United Kingdom.
Matters Arising Subsequent to December 31, 2009
          On March 16, 2010, we entered into a Support Agreement with a corporation (the “Offeror”) established by the President of one of our wholly-owned subsidiaries. Under the terms of the Support Agreement, the Offeror has agreed to make an offer by way of a take-over bid for all of our outstanding shares at an offer price of $2.40 per share, paid in cash and we have agreed to support the Offer. As a result of that officer’s involvement with the Offeror, the offer will be an “insider bid” and a going private transaction for purposes of applicable securities laws. Under the terms of the support agreement, we have agreed to pay a termination fee of approximately $0.5 million to the Offeror if the support agreement is terminated in certain circumstances. The take-over bid circular containing the full terms of the offer is expected to be mailed to shareholders on or before March 31, 2010. The offer will remain open for acceptance for a period of not less than 35 days following the mailing of the offer. There were 5,148,735 shares outstanding as of March 16, 2010.
          In connection with the offer, certain senior officers of ours have entered into an agreement with the Offeror whereby the officers will receive certain assets of ours in partial satisfaction of the severance payments that will be owing to them upon the closing of the transaction. Included in the assets to be transferred to the senior officers are the balance of sale receivable and other intangible assets related to the discontinued payment processing business with a carrying value of $7.3 million at December 31, 2009.
WowWee
          Based in Hong Kong, with offices in Carlsbad, California, New York, New York, Wauthier-Braine, Belgium, and Montreal, Quebec, WowWee designs, develops, markets and distributes technology-based, consumer robotic, toy and entertainment products that can be sold at a variety of price points. For 2010, WowWee’s product offering encompassed five distinct lines: WowWee Robotics, WowWee Alive, WowWee Entertainment, WowWee Technologies and Think Wow Toys. See “Item 1 — Business” for details of WowWee’s product lines.

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
          Within the United States, Canada and Europe, WowWee sells its products directly to its retail customers through its direct sales channel and through independent sales representatives. For retailers across the rest of the world, WowWee utilizes a network of distributors located in various jurisdictions. In 2009, WowWee distributed its products in Europe directly to retailers through Sablon. In 2009, approximately 56% of its products were sold in North America, with the balance being sold internationally. WowWee does not have written agreements with its customers. Instead, sales are made based on purchase orders, primarily against letters of credit. The majority of orders are traditionally written during the first two quarters of the year. The majority of product shipments occur during the third and fourth quarters of the year. Revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) products are shipped to customers who assume risk of loss, (iii) collection of the respective receivable is probable and (iv) sales price is fixed or determinable. Accruals for customer discounts, rebates, incentives and allowances are recorded when the related revenues are recognized, as a reduction of revenues.
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
Seasonality
          Revenue in our business is subject to seasonal variability. In 2009, the majority of our net sales were made in the third and fourth quarters. In our business, and the toy business in general, the first quarter is the period of lowest shipments and sales and therefore the least profitable due to various fixed costs. Seasonality factors will cause our operating results to fluctuate significantly from quarter to quarter. Our results of operations may also fluctuate as a result of factors such as the timing of new products (and related expenses), the advertising activities of our competitors, delivery schedules set by our customers and the emergence of new market entrants.
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
Critical Accounting Policies and Estimates
          Our consolidated financial statements have been prepared on a going concern basis in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The going-concern basis of presentation assumes that we will continue our operations for the foreseeable future and be able to realize our assets and discharge our liabilities and commitments in the normal course of business.
Basis of Presentation and Going Concern
          We have incurred a net loss from continuing operations of $67.8 million and a net cash outflows from operating activities excluding discontinued operations of $19.8 million. The recent banking and financial crisis and the global economic recession have created an extremely challenging retail and economic environment in the United States, Canada and Europe, which has negatively impacted our operating performance and potentially that of our customers and suppliers. Our ability to continue as a going concern depends on the success of management’s plans to overcome these conditions and ultimately achieve positive cash flows from operations and become profitable.
          We currently fund the majority of our operations from our cash and cash equivalents and bank indebtedness. The majority of our bank indebtedness is based on qualifying accounts receivable and is otherwise not fully available to be drawn on during seasonal low sale periods due to the lack of accounts receivable available at the time. We have been unable to secure any new sources of financing not secured by accounts receivable which will be required during low seasonal sale periods of the year. Our balance of cash and cash equivalents generally decreases during the second and third quarters of the year, as cash is used to fund product development and production, and increases in the fourth and first quarters in connection with the shipping and collection periods.
          If operating performance continues in its current trend, we will require financing in order to meet its cash flow requirements and fund our operations especially during the second and third quarters of 2010. However, additional financing may not be available in amounts or on terms that are acceptable to us. Without financing, we may be unable to fund product development and the production of inventory required for sales in the third and fourth quarters and therefore will not be able to capitalize on potential future sales. Refer to note 27 of the notes to our consolidated financial statements — Subsequent events, for the details of a take-over bid which we are supporting. If we are unable to obtain additional financing in the near term, we may be required to curtail operations in order to offset the lack of available funding, which could have a material adverse impact on us, and consequently, there is a substantial doubt about our ability to continue as a going concern.
          Our consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis was not appropriate for these consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the going concern basis is dependent upon, among other things, future profitable operations, the ability to negotiate new sources of financing, if necessary, and the ability to generate sufficient cash from operations and financing arrangements to meet our obligations.
          The results of certain payment processing portfolios which were sold in 2009, as well as the “card-not-present” and the “Canadian card-present” payment processing businesses sold in 2008, are presented separately under discontinued operations in the consolidated statements of operations and comprehensive loss for the current and prior periods. The balance sheet also presents the assets and liabilities related to the discontinued operations separately for current and prior years.
          The effect of the take-over transaction described in note 27 of the notes to our consolidated financial statements — Subsequent events, on our financial position and future cash flows, if any, have not been considered in the preparation of the consolidated statements for the year ended December 31, 2009.

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
          Due largely to a general deterioration of the economic environment, sales, operating profits and cash flows in the consumer robotic, toy and entertainment products segment were lower than expected in 2008 and 2009. We tested the consumer robotic, toy and entertainment segment for impairment at December 31, 2008. We revised our forecast to reflect lower growth expectations for this segment. At December 31, 2008, a goodwill impairment loss of $41.4 million and an impairment loss of $2.4 million on amortizable intangibles were recognized for this segment. The fair value of the segment was estimated using the expected present value of future cash flows.
          During 2009, the cash flows for the consumer robotic, toy and entertainment segment were lower than the revised forecast established at the end of 2008. As a result we recalculated a fair value of the intangibles and concluded a further impairment charge was required in the amount of $12.4 million, which was recorded in the fourth quarter.
          In the near term, should our operating performance deteriorate lower than currently forecasted for 2010, it is reasonably possible, these intangibles could be further impaired.
          With respect to the continuing operations of the payment processing segment, during the year, we tested for impairment of the customer relations and ISO/ISA intangible assets related to certain merchant portfolios that are part of the payment processing business, we determined that the estimated attrition rate should be increased based on new information. As a result of this analysis, we recorded a non-cash impairment charge of $4.0 million based on an estimated fair value established using a discounted cash flow methodology.
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
          Major customers’ accounts are monitored on an ongoing basis; more in-depth reviews are performed based on changes in a customer’s financial condition and/or the level of credit being extended. When a significant event occurs, such as a bankruptcy filing by a specific customer, and on a quarterly basis, the allowance is reviewed for adequacy and the balance adjusted to reflect our current assessment of credit loss.
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
Reserve for Inventory Obsolescence
          We value our inventory at the lower of weighted average cost or net realizable value. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling prices and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its net realizable value.
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
          We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities. The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant. As of December 31, 2009, our income tax reserves are approximately $9.1 million.
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
          Following announcements by the U.S. Attorney’s Office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, we announced on May 8, 2007 that we had initiated discussions with the U.S. Attorney’s Office in the Southern District of New York and we were in the process of responding to a voluntary request for information issued by the U.S. Attorney’s Office. In connection with such ongoing investigation, we announced on May 11, 2007 that we had received a copy of warrants of seizure issued by the U.S. Attorney’s Office against funds of certain payment processors that were on deposit with two U.S. banks. These funds included $19.2 million on deposit to the credit of our affiliates. The total amount seized of $19.2 million was presented as a long-term asset related to discontinued operations on the consolidated balance sheets through June 30, 2009. On October 30, 2009, we announced that we had entered into a non-prosecution agreement with the Office of the United States Attorney for the Southern District of New York. Under the terms of the non-prosecution agreement, a total of $19.2 million was forfeited to the United States by us and our subsidiaries, as disgorgement of property involved in and proceeds received from the payment processing services that were provided by our subsidiaries to Internet gambling merchants in relation to U.S. customers of such merchants. We and the U.S. Attorney’s Office agreed that the $19.2 million previously seized be applied to satisfy the forfeiture obligation.
          At December 31, 2009, we had long-term liabilities related to discontinued operations of $9.6 million, which represented payment processing reserve account balances payable to Internet gambling merchants of our former payments processing business, which liabilities resulted from the payment processing services that our subsidiaries provided to such merchants in relation to their U.S. customers. Pursuant to the non-prosecution agreement that we entered into with the U.S. Attorney’s Office, we have recognized that the services provided by these merchants violated certain United States laws; on the basis of advice received by management that a court would not enforce our obligation to pay these merchants their respective processing reserve account balances, should they attempt to enforce payment, these liabilities in the amount of $9.6 million were derecognized (reversed). Certain of these merchants may nevertheless initiate legal proceedings against us in an attempt to enforce payment of the liabilities that are to be derecognized (reversed), which we would be forced to defend. We have not recorded any provision in relation to these potential proceedings because the amount of loss, if any, is not determinable.
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
Recent Accounting Pronouncements
(a)	Accounting Framework
     The following accounting standards have recently been issued by the Financial Accounting Standards Board (FASB) and the Canadian Institute of Chartered Accountants (CICA), that are relevant to us.
     Effective January 1, 2009, we prepare our consolidated financial statements in accordance with U.S. GAAP with a reconciliation to Canadian GAAP as described in note 25 of the notes to our consolidated financial statements. The comparative periods have also been prepared and presented pursuant to U.S. GAAP. Previously our accounting principles conformed to Canadian GAAP and reconciled differences with U.S. GAAP through its financial statement disclosures. There was no effect on our results for 2009 and 2008 as a consequence of this change.
(b)	New Accounting Policies

SFAS No. 165 — Subsequent Events
     We adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which was primarily codified into FASB ASC Topic 855, Subsequent Events, which is effective for periods ending after June 15, 2009. SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.
SFAS No. 141R — Business combinations
     Effective January 1, 2009, we adopted SFAS No. 141R, Business Combinations, which was primarily codified into FASB ASC Topic 805, Business Combinations, on a prospective basis. This standard is a revised standard on accounting for business combinations include the following: all business acquisitions would be measured at fair value; the existing definition of a business would be expanded; pre-acquisition contingencies would be measured at fair value; most acquisition-related costs would be recognized as expenses as incurred (they would no longer be part of the purchase consideration); obligations for contingent consideration would be measured and recognized at fair value at the acquisition date; non-controlling interests would be measured at fair value at the date of acquisition (i.e., 100% of the assets and liabilities would be measured at fair value even when an acquisition is for less than 100%); goodwill, if any, arising on a business combination reflects the excess of the fair value of the acquiree, as a whole, over the net amount of the recognized identifiable assets acquired and liabilities assumed, and would be allocated to the acquirer and the non-controlling interest. The adoption of this standard did not have an impact on our results as there were no business acquisitions in the year ended December 31, 2009.
SFAS No. 160 — Non-controlling interest in consolidated financial statements
     Effective January 1, 2009, we adopted SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements, which was primarily codified into FASB ASC Topic 810, Consolidations. This statement specifies that non-controlling interests are to be treated as a separate component of equity, not as a liability or other item outside of equity. Because non-controlling interests are an element of equity, increases and decreases in the parent’s ownership interest that leave control intact are accounted for as capital transactions rather than as step acquisitions or generating dilution gains or losses. The carrying amount of the non-controlling interests is adjusted to reflect the changes in ownership interests, and any difference between the amount by which the non-controlling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the controlling interests.
     This standard requires net income and comprehensive income to be displayed for both the controlling and the non-controlling interests. Additional required disclosures and reconciliations include a separate schedule that shows the effects of any transactions with the non-controlling interest on the equity attributable to the controlling interests.
     This standard is applied prospectively to all non-controlling interests, including any that arose before the effective date. The adoption of this standard did not have an impact on our results.
SFAS No. 161 — Disclosures about derivative instruments and hedging activities, an amendment to FASB Statement No. 133
     Effective January 1, 2009, we adopted SFAS No. 161, Disclosures about derivative instruments and hedging activities, an amendment to FASB Statement No. 133, which was primarily codified into FASB ASC Topic 815, derivatives and hedging. This standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features on derivative agreements. The adoption of this standard did not have an impact on our results.
SFAS No. 162 — The hierarchy of generally accepted accounting principles and SFAS 163 - Accounting for financial guarantee insurance contracts
     Effective January 1, 2009, we adopted SFAS No. 162, The hierarchy of generally accepted accounting principles, which was primarily codified into FASB ASC Topic 105, generally accepted accounting principles. The adoption of this standard did not have an impact on our results.
SFAS No. 168 — The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into FASB ASC Topic 105, Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. This standard is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of this standard did not have an impact on our results.
SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
     In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which were primarily codified into FASB ASC Topic 820, Fair Value Measurements and Disclosures. FSP No. SFAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. SFAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP No. SFAS 115-2 did not have an impact on our results.
SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments
     In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. SFAS 115-2”), which were primarily codified into FASB ASC Topic 320, Investments. FSP No. SFAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and non-credit components of impaired debt securities that are not expected to be sold. FSP No. SFAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. SFAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP No. SFAS 115-2 did not have a material effect on our results.
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
EIC-173 — Credit Risk and the Fair Value of Financial Assets and Financial Liabilities
     Effective January 2009, we adopted CICA EIC-173, Credit Risk and the Fair Value of Financial Assets and Financial Liabilities, which clarifies that the credit risk of counterparties should be taken into account in determining the fair value of derivative financial instruments. The adoption of this standard did not have a significant impact on our financial results.
(c)	Future Accounting Pronouncements
     The following accounting pronouncements have recently been issued by the FASB and CICA and may be relevant to us.
     In September 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, which was primarily codified into FASB ASC Topic 860, Transfers and Servicing SFAS No. 166 amends SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and the Extinguishments of Liabilities, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. We have not completed our evaluation, but we do not expect the adoption of SFAS No. 166 to have a material impact on our consolidated financial statements.
International Financial Reporting Standards

The Accounting Standards Board of the Canadian Institute of Chartered Accountants (“CICA”) has announced its decision to require all publicly accountable enterprises to report under International Financial Reporting Standards (IFRS) for the years beginning on or after January 1, 2011. However, we are a domestic registrant in the U.S. and therefore file our financial statements in accordance with U.S. GAAP. As such, we will not report under IFRS by 2011 and will continue to report under U.S. GAAP. The SEC staff released a work plan to evaluate the impact that IFRS will have on the U.S. financial reporting system. In 2011, after the SEC staff’s fact gathering is completed, as outlined in the work plan, and certain convergence projects are successfully completed, the SEC will consider whether, and if so, how to incorporate IFRS into the U.S. financial reporting system.
Financial Condition
          We have incurred a net loss from continuing operations of $67.8 million and a net cash outflows from operating activities excluding discontinued operations of $19.8 million. The recent banking and financial crisis and the global economic recession have created an extremely challenging retail and economic environment in the United States, Canada and Europe, which has negatively impacted our operating performance and potentially that of our customers and suppliers. Our ability to continue as a going concern depends on the success of management’s plans to overcome these conditions and ultimately achieve positive cash flows from operations and become profitable.
          We currently fund the majority of our operations from our cash and cash equivalents and bank indebtedness. The majority of our bank indebtedness is based on qualifying accounts receivable and is otherwise not fully available to be drawn on during seasonal low sale periods due to the lack of accounts receivable available at the time. We have been unable to secure any new sources of financing not secured by accounts receivable which will be required during low seasonal sale periods of the year. Our balance of cash and cash equivalents generally decreases during the second and third quarters of the year, as cash is used to fund product development and production, and increases in the fourth and first quarters in connection with the shipping and collection periods.
          If operating performance continues in its current trend, we will require financing in order to meet its cash flow requirements and fund our operations especially during the second and third quarters of 2010. However, additional financing may not be available in amounts or on terms that are acceptable to us. Without financing, we may be unable to fund product development and the production of inventory required for sales in the third and fourth quarters and therefore will not be able to capitalize on potential future sales. Refer to note 27 of the notes to our consolidated financial statements — Subsequent events, for the details of a take-over bid which we are supporting. If we are unable to obtain additional financing in the near term, we may be required to curtail operations in order to offset the lack of available funding, which could have a material adverse impact on us, and consequently, there is a substantial doubt about our ability to continue as a going concern.
          Our consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis was not appropriate for these consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the going concern basis is dependent upon, among other things, future profitable operations, the ability to negotiate new sources of financing, if necessary, and the ability to generate sufficient cash from operations and financing arrangements to meet our obligations.
          The results of certain payment processing portfolios which were sold in 2009, as well as the “card-not-present” and the “Canadian card-present” payment processing businesses sold in 2008, are presented separately under discontinued operations in the consolidated statements of operations and comprehensive loss for the current and prior periods. The balance sheet also presents the assets and liabilities related to the discontinued operations separately for current and prior years.
          The effect of the take-over transaction described in note 27 of the notes to our consolidated financial statements — Subsequent events, on our financial position and future cash flows, if any, have not been considered in the preparation of the consolidated statements for the year ended December 31, 2009.
          As at December 31, 2009, cash and cash equivalents and short-term investments totaled $19.9 million, compared to $39.1 million as at December 31, 2008. The decrease in cash and cash equivalents and short-term investments is primarily due to cash used in operations ($14.6 million) and the purchase of property and equipment ($2.2 million). We have various credit facilities through our subsidiaries located in Belgium and Hong Kong, of which $8.8 million were used at December 31, 2009. As at year end, our cash and cash equivalents and short-term investments, net of bank indebtedness were as follows:

(U.S. dollars, in thousands)	2009	2008
Cash and cash equivalents	$19,915	$32,849
Short-term investments	—	6,296

	19,915	39,145
Less:
Bank indebtedness	(8,848)	(11,547)

Net	$11,067	$27,598

          Our portfolio of liquid and investment grade short-term investments consists of U.S. denominated discounted and undiscounted notes and bonds.
          Working capital as at December 31, 2009 was $5.4 million, as compared to $33.2 million at December 31, 2008. This decrease is due primarily to cash used in operations, the purchase of property and equipment, as well as from the unfavorable economic conditions continuing throughout 2009. Our current working capital is not sufficient to fund our operations in 2010. See “Critical Accounting Policies and Estimates — Basis of Presentation and Going Concern” above.
          Accounts receivable as at December 31, 2009 were $14.6 million, as compared to $24.2 million at December 31, 2008. The decrease of $9.6 million resulted primarily from the unfavorable economic conditions continuing throughout 2009, resulting in decreased revenues.
          Inventories as at December 31, 2009 were $12.8 million, as compared to $19.4 million at December 31, 2008. The decrease of $6.6 million resulted from reduced production due to the expected decrease in revenue and the clearance of aged inventory, as well as from the unfavorable economic conditions continuing throughout 2009, resulting in decreased revenues.
          As at February 2, 2009, we had a net balance of sale receivable of $10.0 million due to the sale of a portfolio of residual payments. In the fourth quarter of 2009, we concluded that this asset was impaired and based on the present value of estimated future cash flows we have recorded a provision of $6.5 million to write down this receivable to its estimated recoverable amount.
          Intangible assets decreased by $26.0 million, from $44.8 million as at December 31, 2008 to $18.8 million as at December 31, 2009. This decrease is due primarily to amortization during the year of $9.6 million and impairment losses of $16.4 million.

          Accounts payables decreased by $4.1 million due to a decrease in overall activity in the year offset by a delay in payments to our suppliers in an effort to manage cash.
          Net long-term assets and liabilities related to discontinued operations decreased by $20.1 million, mainly due to the forfeiture agreed to in the non-prosecution agreement made with the U.S. Attorney’s Office. See note 16(e) of the notes to our consolidated financial statements.
          Shareholders’ equity as at December 31, 2009 was $21.7 million, as compared to $93.5 million as at December 31, 2008. The decrease is attributable primarily to our net loss, which includes the impairment of intangibles for the period.
Results of Operations
2009 Compared with 2008 (excluding amounts classified as discontinued operations)
          Revenues decreased by $27.0 million from $93.4 million during the year ended December 31, 2008 to $66.4 million during the year ended December 31, 2009. The decrease is attributed primarily to the continuing unfavorable economic conditions, as mentioned above, and the desire by retailers to reduce inventories. In addition, a focus on monetizing our inventories resulted in lower margins on some of our products.
          Effective January 1, 2009, the results of operations from payment processing are presented on a net basis as other revenues, whereas the results for the comparative period were reported on a gross basis with $26.2 million of transaction processing costs reported separately. On a net basis, other revenues was $3.1 million for the year ended December 31, 2009, compared to gross revenues of $29.3 million for the same period in 2008.
          Cost of sales decreased by $7.1 million, from $66.4 million during the year ended December 31, 2008 to $59.3 million during the year ended December 31, 2009. The decrease is due to lower production volumes, as well as a focus on monetizing our inventories which resulted in lower margins.
          Selling, general and administrative expenses remained consistent at $38.9 million during the year ended December 31, 2008 and 2009. The year-ended December 31, 2009 includes the selling, general and administrative expenses related to Sablon, which we acquired on August 29, 2008 and the acquisition of Think Wow Toys in July 2008, offset by a reduction in travel, sales sample expenses and voluntary reduction of the salaries of certain executive officers subsequent to June 2009.
          The stock-based compensation pertaining to selling, general and administrative expense decreased by $1.7 million, from $3.3 million in the year ended December 31, 2008 to $1.6 million in the year ended December 31, 2009. The decrease is due to the cancellation of 975,042 options, which represented the majority of the remaining outstanding options.
          Amortization of intangibles pertaining to transaction processing costs decreased by $0.6 million, from $2.6 million during the year ended December 31, 2008 to $2.0 million during the year ended December 31, 2009. The decrease results from a lower unamortized carrying value due to the impairment charge taken in 2008 and the impairment charge of $4.0 million in the second quarter of 2009.
          Amortization of property and equipment pertaining to costs of sales decreased by $1.4 million, from $3.6 million during the year ended December 31, 2008 to $2.2 million during the year ended December 31, 2009. The decrease is due primarily to less tooling and moulds required for 2009 production.
          Research and development expense remained consistent at approximately $3.0 million. Research and development expenses are comprised primarily of personnel-related expenditures associated with the development of new products in the WowWee business segment.
          Due largely to a general deterioration of the economic environment, sales, operating profits and cash flows in the consumer robotic, toy and entertainment products segment were lower than expected in 2008. We tested the consumer robotic, toy and entertainment segment for impairment at December 31, 2008. We revised our forecast to reflect lower growth expectations for this segment. At December 31, 2008, a goodwill impairment loss of $41.4 million and an impairment loss of $2.4 million on amortizable intangibles were recognized for this segment. The fair value of the segment was estimated using the expected present value of future cash flows.

          During 2009, the cash flows for the consumer robotic, toy and entertainment segment were lower than the revised forecast established at the end of 2008. As a result we recalculated a fair value of the intangibles and concluded a further impairment charge was required in the amount of $12.4 million, which was recorded in the fourth quarter.
          In the near term, should our operating performance deteriorate lower than currently forecasted for 2010, it is reasonably possible, that these intangibles could be further impaired.
          With respect to the continuing operations of the payment processing segment: During the year, we tested for impairment of the customer relations and ISO/ISA intangible assets related to certain merchant portfolios that are part of the payment processing business, and we determined that the estimated attrition rate should be increased based on new information. As a result of this analysis, we recorded a non-cash impairment charge of $4.0 million based on an estimated fair value established using a discounted cash flow methodology.
          During the year, the monthly residuals earned on the underlying portfolio, which are applied to the balance of sale receivable, decreased significantly compared to amounts initially forecasted. Furthermore, we will acquire treasury shares representing 1% of the outstanding shares of the purchaser due to the purchase price not being settled by March 2, 2010. In the fourth quarter, we have concluded that the asset is impaired and based on the present value of estimated future cash flows and we have recorded a provision of $6.5 million to write down the receivable to our estimated recoverable amount. If the monthly residuals earned on the underlying portfolio decrease significantly compared to the revised forecast, this asset could become further impaired in the near term.
          The recovery for income taxes was $2.2 million for the year ended December 31, 2009 compared to $3.5 million for the year ended December 31, 2008. Significant components of our 2009 tax provision include the effect of the change in the valuation allowance of $11.9 million, which reflects an increase in the benefit of losses not recorded, and an increase of $5.0 million caused by differences in tax rates in the jurisdictions in which we operate. Other components include the effect of the impairment loss on the balance of sale receivable in the amount of $2.3 million and of stock-based compensation in the amount of $0.5 million, which are not deductible for tax. Significant components of our 2008 tax provision include the effect of the goodwill impairment loss in the amount of $7.5 million and of stock-based compensation in the amount of $1.0 million, which are not deductible for tax. Other significant components include effect of the change in the valuation allowance of $2.1 million, which reflects an increase in the benefit of losses not recorded, and an increase of $7.3 million caused by differences in tax rates in the jurisdictions in which we operate.
          Our tax provision includes the effect of future taxes on unrealized foreign exchange gains and losses, which arise upon the conversion into Canadian dollars of net monetary assets and liabilities denominated in U.S. dollars for purposes of determining taxable income under Canadian income tax regulations. Since the U.S. dollar is our measurement currency and our consolidated financial statements are presented in U.S. dollars, these foreign exchange gains/losses do not impact earnings before income taxes. In 2009, our tax provision includes a future tax recovery of $0.4 million related to unrealized foreign exchange compared to a charge of $0.5 million in 2008.
          With respect to future income tax assets, as at December 31, 2009 we have recorded a valuation allowance of approximately $58.7 million (2008 — $44.8 million) related to assets that we determined were not more likely than not to be realized. Our ability to ultimately realize these future income tax assets is dependent upon our future profitability within the allowable carry-forward period, thus creating sufficient taxable income to realize the benefit of these assets.
          Our net loss in 2009 was $73.3 million (or $(14.24) per share — basic and diluted), compared to net loss of $111.0 million (or $(21.46) per share — basic and diluted) in 2008.
          We previously used EBITDA to assess our operating performance, which was a non-GAAP financial measure that excluded non-cash expenses, items that cannot be influenced by management in the short-term or items that do not impact core operating performance. We believe that this measure no longer provides any additional meaningful information at this time and therefore have discontinued our use of this measure during the twelve-month period ended December 31, 2009.
Liquidity and Capital Resources
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
          The unfavourable economic conditions experienced in 2008 has continued throughout 2009. Revenues were under pressure in 2009 as a result of a continued reluctance of consumers to spend and desire of retailers to reduce inventories, weakening foreign exchange in international markets, and the sale of fewer entertainment-related products.
          We have incurred a net loss from continuing operations of $67.8 million and a net cash outflows from operating activities excluding discontinued operations of $19.8 million. The recent banking and financial crisis and the global economic recession have created an extremely challenging retail and economic environment in the United States, Canada and Europe, which has negatively impacted our operating performance and potentially that of our customers and suppliers. Our ability to continue as a going concern depends on the success of management’s plans to overcome these conditions and ultimately achieve positive cash flows from operations and become profitable.
          We currently fund the majority of our operations from our cash and cash equivalents and bank indebtedness. The majority of our bank indebtedness is based on qualifying accounts receivable and is otherwise not fully available to be drawn on during seasonal low sale periods due to the lack of accounts receivable available at the time. We have been unable to secure any new sources of financing not secured by accounts receivable which will be required during low seasonal sale periods of the year. We balance of cash and cash equivalents generally decreases during the second and third quarters of the year, as cash is used to fund product development and production, and increases in the fourth and first quarters in connection with the shipping and collection periods.
          If operating performance continues in its current trend, we will require financing in order to meet our cash flow requirements and fund our operations especially during the second and third quarters of 2010. However, additional financing may not be available in amounts or on terms that are acceptable to us. Without financing, we may be unable to fund product development and the production of inventory required for sales in the third and fourth quarters and therefore will not be able to capitalize on potential future sales. Refer to note 27 of the notes to our consolidated financial statements — Subsequent events, for the details of a take-over which bid which we are supporting. If we are unable to obtain additional financing in the near term, we may be required to curtail operations in order to offset the lack of available funding, which could have a material adverse impact on us, and consequently, there is a substantial doubt about our ability to continue as a going concern.
          Our consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis was not appropriate for these consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the going concern basis is dependent upon, among other things, future profitable operations, the ability to negotiate new sources of financing, if necessary, and the ability to generate sufficient cash from operations and financing arrangements to meet its obligations.
          The results of certain payment processing portfolios which were sold in 2009, as well as the “card-not-present” and the “Canadian card-present” payment processing businesses sold in 2008, are presented separately under discontinued operations in the consolidated statements of operations and comprehensive loss for the current and prior periods. The balance sheet also presents the assets and liabilities related to the discontinued operations separately for current and prior years.
          The effect of the take-over transaction described in note 27 of the notes to our consolidated financial statements — Subsequent events, on its financial position and future cash flows of ours, if any, have not been considered in the preparation of our consolidated financial statements.
          As at December 31, 2009, cash and cash equivalents and short-term investments totaled $19.9 million, compared to $39.1 million as at December 31, 2008. The decrease in cash and cash equivalents and short-term investments is primarily due to cash used in operations ($14.6 million) and the purchase of property and equipment and intangibles ($2.2 million), off-set by proceeds received from the sale of card-not-present and Canadian card-present assets ($1.0 million) in the payment processing business segment. We have various credit facilities through our subsidiaries located in Belgium and Hong Kong, of which $8.8 million were used at December 31, 2009, as well as $1.9 million in the form of export loans. See note 11 of the notes to our consolidated financial statements. As at December 31, 2009, our cash and cash equivalents and short-term investments, net of bank indebtedness, totaled $11.1 million.

          Operating activities used $14.6 million of cash and cash equivalents in 2009, as compared to using $23.2 million in 2008. This decrease in use is due mainly to the timing of the collection of receivables and the reduction of inventory levels offset by a delay in the payments of payables.
          Investing activities generated $4.5 million of cash in 2009, compared with generating $4.2 million in 2008. The decrease of approximately $0.3 million can be explained primarily by the following:
          Increases:
•	Business acquisition in 2008
Decreases:
•	Proceeds from disposition of payment processing business

•	Purchase of property and equipment
          Financing activities used $3.2 million of cash in 2009, compared to generating $5.5 million. The decrease in cash is primarily due to the repayment of bank indebtedness of $2.9 million in the current period compared to the utilization of bank facilities of $6.2 million in 2008.
          We do not have any significant off-balance sheet arrangements, other than long-term lease and licensing commitments. These are summarized in note 16 (a) of the notes to our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are now a smaller reporting company, disclosure under this item is not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements of

OPTIMAL GROUP INC.
Two years ended December 31, 2009
(expressed in U.S. dollars)

KPMG LLP	Telephone	(514) 840-2100
Chartered Accountants	Fax	(514) 840-2187
600 de Maisonneuve Blvd. West	Internet	www.kpmg.ca
Suite 1500
Tour KPMG
Montréal, Quebec H3A 03A
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Optimal Group Inc.
We have audited the accompanying consolidated balance sheets of Optimal Group Inc. and subsidiaries (the “Company”) as at December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States) and with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of Optimal Group Inc. and subsidiaries as at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative operating cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Accounting principles generally accepted in the U.S. vary in certain significant respects from Canadian generally accepted accounting principles. Information relating to the nature and effect of such differences is presented in note 25 to the consolidated financial statements.
Chartered Accountants
Montréal, Canada
March 31, 2010

*	CA Auditor permit no 20408
KPMG LLP is a Canadian limited liability partnership and a member firm of the KPMG network of independent member firms affiliated with KPMG International, a Swiss cooperative.
KPMG Canada provides services to KPMG LLP.

OPTIMAL GROUP INC.
Consolidated Financial Statements
Two years ended December 31, 2009
(expressed in U.S. dollars)
Financial Statements

OPTIMAL GROUP INC.
Consolidated Balance Sheets
December 31, 2009 and 2008
(expressed in thousands of U.S. dollars)

	2009	2008

Assets

Current assets:
Cash and cash equivalents	$19,915	$32,849
Short-term investments (note 6)	—	6,296
Accounts and other receivables (note 7)	14,573	24,155
Inventories (note 8)	12,813	19,364
Prepaid expenses	1,802	1,817
Current assets related to discontinued operations	1,009	4,372

	50,112	88,853

Balance of sale receivable (note 5 (b) (i))	3,500	—
Property and equipment (note 9)	3,512	4,219
Intangible assets (note 10)	18,821	44,834
Long-term assets related to discontinued operations	147	31,112

	$76,092	$169,018

Liabilities and Shareholders’ Equity

Current liabilities:
Bank indebtedness (note 11)	$8,848	$11,547
Accounts payable and accrued liabilities (note 12)	30,396	34,497
Accounts payable and accrued liabilities related to discontinued operations	4,263	5,569
Current portion of long-term debt (note 13)	179	1,010
Income taxes payable	1,063	2,225
Deferred income taxes (note 18)	—	838

	44,749	55,686

Deferred income taxes (note 18)	6,298	6,965
Long-term debt (note 13)	3,319	2,005
Long-term liabilities related to discontinued operations	—	10,871

Shareholders’ equity:
Share capital	252,488	252,488
Warrants	2,696	2,696
Additional paid-in capital	65,746	64,173
Deficit	(296,187)	(222,849)
Accumulated other comprehensive loss	(3,017)	(3,017)

	21,726	93,491

Basis of presentation and going concern (note 2)
Commitments, contingencies and guarantees (note 16)
Subsequent events (note 27)

	$76,092	$169,018

See accompanying notes to consolidated financial statements.
Approved by the Board of Directors

/s/ HOLDEN L. OSTRIN	Director	/s/ NEIL S. WECHSLER	Director

OPTIMAL GROUP INC.
Consolidated Statements of Operations and Comprehensive Loss
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

	2009	2008

Revenues	$66,442	$93,395
Other revenues (note 24 (e))	3,097	29,308

Expenses:
Cost of sales	59,334	66,401
Selling, general and administrative, excluding amortization and stock-based compensation	38,896	38,889
Stock-based compensation pertaining to selling, general and administrative (note 17)	1,573	3,339
Research and development	3,033	2,931
Operating leases	2,014	1,365
Amortization (note 24 (g))	12,893	14,498
Transaction processing costs	—	26,218
Impairment losses (note 10)	16,419	43,847
Impairment of balance of sale receivable (note 5 (b) (i))	6,504	—

	140,666	197,488

Loss from continuing operations before undernoted items	(71,127)	(74,785)

Investment income	1,197	1,238

Loss from continuing operations before income taxes	(69,930)	(73,547)

Income tax recovery (note 18)	2,180	3,500

Net loss from continuing operations	(67,750)	(70,047)

Net loss from discontinued operations, net of income taxes (note 5 (b))	(5,588)	(40,956)

Net loss and comprehensive loss	$(73,338)	$(111,003)

Weighted average number of shares:
Basic and diluted	5,148,735	5,172,026

(Loss) per share:
Continuing operations:
Basic and diluted	$(13.16)	$(13.54)
Discontinued operations:
Basic and diluted	(1.08)	(7.92)
Net:
Basic and diluted	(14.24)	(21.46)

See accompanying notes to consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Shareholders’ Equity
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share amounts)

						Accu-
						mulated
				Addi-		other
				tional		compre-
	Class “A” shares			paid-in		hensive
	Number	Dollars	Warrants	capital	Deficit	loss	Total

Balance, December 31, 2007	5,196,630	$254,454	2,696	$59,418	$(111,846)	$(3,017)	$201,705

Cancellation of shares pursuant to stock buyback program (note 14)	(48,185)	(1,966)	—	1,416	—	—	(550)

Stock-based compensation (note 17)	—	—	—	3,339	—	—	3,339

Net loss	—	—	—	—	(111,003)	—	(111,003)

Balance, December 31, 2008	5,148,445	252,488	2,696	64,173	(222,849)	(3,017)	93,491

Shares issued pursuant to share consolidation (note 14)	290	—	—	—	—	—	—

Stock-based compensation (note 17)	—	—	—	1,573	—	—	1,573

Net loss	—	—	—	—	(73,338)	—	(73,338)

Balance, December 31, 2009	5,148,735	$252,488	2,696	$65,746	$(296,187)	$(3,017)	$21,726

See accompanying notes to consolidated financial statements.

OPTIMAL GROUP INC.
Consolidated Statements of Cash Flows
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars)

	2009	2008

Cash flows (used in) from operating activities:
Net loss	$(73,338)	$(111,003)
Add: loss from discontinued operations	(5,588)	(40,956)

Net loss from continuing operations	(67,750)	(70,047)

Adjustments for items not affecting cash:
Amortization	12,893	14,498
Deferred income taxes	(2,180)	(3,526)
Impairment losses	22,923	43,847
Stock-based compensation	1,573	3,339
Foreign exchange	(98)	415
Net change in operating assets and liabilities (note 24 (a))	12,845	(17,518)
Operating cash flows from discontinued operations	5,182	5,783

	(14,612)	(23,209)

Cash flows (used in) from financing activities:
(Decrease) increase in bank indebtedness	(2,921)	6,156
Repayment of long-term debt	(322)	(79)
Repurchase of Class “A” shares	—	(550)

	(3,243)	5,527

Cash flows (used in) from investing activities:
Purchase of property and equipment	(2,212)	(4,780)
Other business acquisitions	(944)	(6,557)
Net proceeds from maturity of short-term investments	6,296	6,181
Proceeds from sale of property and equipment	—	1,834
Proceeds from disposal of payment processing businesses (note 5 (b))	1,035	8,500
Proceeds from balance of sale receivable	469	—
Transaction costs related to business acquisitions and disposals	(126)	(583)
Investing cash flows used in discontinued operations	—	(361)

	4,518	4,234

Effect of exchange rate changes on cash and cash equivalents during the year	403	(896)

Net decrease in cash and cash equivalents	(12,934)	(14,344)

Cash and cash equivalents, beginning of year	32,849	47,193

Cash and cash equivalents, end of year	$19,915	$32,849

Supplemental disclosure of cash flows and other information (note 24).
See accompanying notes to consolidated financial statements.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

1.	Nature of operations:
Optimal Group Inc. (the “Company”) is incorporated under the Canada Business Corporations Act. The Company’s principal activities are to design, develop, market and distribute innovative high-tech consumer robotic, toy and entertainment products and to provide payment processing services.
2.	Basis of presentation and going concern:
The accompanying consolidated financial statements have been prepared on a going concern basis in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The going-concern basis of presentation assumes that the Company will continue its operations for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The Company incurred a net loss from continuing operations of $67,750 and a net cash outflows from operating activities excluding discontinued operations of $19,794. The recent banking and financial crisis and the global economic recession have created an extremely challenging retail and economic environment in the United States, Canada and Europe, which has negatively impacted the Company’s operating performance and potentially that of our customers and suppliers. The Company’s ability to continue as a going concern depends on the success of management’s plans to overcome these conditions, ultimately achieve positive cash flows from operations and become profitable.

The Company currently funds the majority of its operations from its cash and cash equivalents and bank indebtedness. The majority of its bank indebtedness is based on qualifying accounts receivable and is otherwise not fully available to be drawn on during seasonal low sale periods due to the lack of accounts receivable available at the time. The Company has been unable to secure any new sources of financing not secured by accounts receivable which will be required during low seasonal sale periods of the year. The Company’s balance of cash and cash equivalents generally decreases during the second and third quarters of the year, as cash is used to fund product development and production, and increases in the fourth and first quarters in connection with the shipping and collection periods.

If operating performance continues its current trend, the Company will require financing in order to meet its cash flow requirements and fund its operations especially during the second and third quarters of 2010. However, additional financing may not be available in amounts or on terms that are acceptable to the Company. Without financing, the Company may be unable to fund product development and the production of inventory required for sales in the third and fourth quarters and therefore will not be able to capitalize on potential future sales. Refer to note 27, Subsequent events, for the details of a take-over bid which is being supported by the Company. If the Company is unable to obtain additional financing in the near term, it may be required to curtail operations in order to offset the lack of available funding, which could have a material adverse impact on the Company, and, consequently, there is a substantial doubt about the Company’s ability to continue as a going concern.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

2.	Basis of presentation and going concern (continued):
The accompanying consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate. If the going concern basis was not appropriate for these consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the going concern basis is dependent upon, among other things, future profitable operations, the ability to negotiate new sources of financing, and the ability to generate sufficient cash from operations and financing arrangements to meet its obligations.

The results of certain payment processing portfolios which were sold in 2009, as well as the “card-not-present” and the “Canadian card-present” payment processing businesses sold in 2008, are presented separately under discontinued operations in the consolidated statements of operations and comprehensive loss for the current and prior periods. The balance sheet also presents the assets and liabilities related to the discontinued operations separately for current and prior years.

The effect of the takeover transaction as described in note 27, Subsequent events, on the Company’s financial position and future cash flows was not considered in the preparation of the consolidated financial statements for the year ended December 31, 2009.
3.	Changes in accounting policies:
(a)	Accounting framework:

Effective January 1, 2009, the Company prepares its consolidated financial statements in accordance with U.S. GAAP with reconciliation to Canadian generally accepted accounting principles (“Canadian GAAP”) as described in note 25. The comparative periods have also been prepared and presented pursuant to U.S. GAAP. Previously, the Company’s accounting principles conformed to Canadian GAAP and reconciled differences with U.S. GAAP through its financial statement disclosures. There was no effect on the Company’s results for 2009 and 2008 as a consequence of this change.

(b)	New accounting policies:

SFAS No. 165 — Subsequent events:

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which was primarily codified into the Financial Accounting Standards Board (“FASB”) ASC Topic 855, Subsequent Events, which is effective for periods ended after June 15, 2009. SFAS No. 165 establishes general standards for accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which the management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Changes in accounting policies (continued):
(b)	New accounting policies (continued):

SFAS No. 141R — Business combinations:

Effective January 1, 2009, the Company adopted SFAS No. 141R, Business Combinations, which was primarily codified into FASB ASC Topic 805, Business Combinations, on a prospective basis. The major changes to accounting for business combinations include the following: all business acquisitions would be measured at fair value; the existing definition of a business would be expanded; pre-acquisition contingencies would be measured at fair value; most acquisition-related costs would be recognized as expenses as incurred (they would no longer be part of the purchase consideration); obligations for contingent consideration would be measured and recognized at fair value at the acquisition date; non-controlling interests would be measured at fair value at the date of acquisition (i.e., 100% of the assets and liabilities would be measured at fair value even when an acquisition is for less than 100%); goodwill, if any, arising on a business combination reflects the excess of the fair value of the acquiree, as a whole, over the net amount of the recognized identifiable assets acquired and liabilities assumed, and would be allocated to the acquirer and the non-controlling interest. The adoption of this standard did not have an impact on the Company’s results as there were no business acquisitions in the year ended December 31, 2009.

SFAS No. 160 — Non-controlling interest in consolidated financial statements:

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

This standard requires net income and comprehensive income to be displayed for both the controlling and the non-controlling interests. Additional required disclosures and reconciliations include a separate schedule that shows the effects of any transactions with the non-controlling interest on the equity attributable to the controlling interests.

This standard is applied prospectively to all non-controlling interests, including any that arose before the effective date. The adoption of this standard did not have an impact on the Company’s results.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Changes in accounting policies (continued):
(b)	New accounting policies (continued):

SFAS No. 161 — Disclosures about derivative instruments and hedging activities, an amendment to FASB Statement No. 133:

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

SFAS No. 162 — The Hierarchy of Generally Accepted Accounting Principles and SFAS 163 - Accounting for Financial Guarantee Insurance Contracts:

Effective January 1, 2009, the Company adopted SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into FASB ASC Topic 105, Generally Accepted Accounting Principles. The adoption of this standard did not have an impact on the Company’s results.

SFAS No. 168 — The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles:

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into FASB ASC Topic 105, Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. This standard is effective for interim and annual reporting periods ended after September 15, 2009. The adoption of this standard did not have an impact on the Company’s results.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Changes in accounting policies (continued):
(b)	New accounting policies (continued):

FSP No. SFAS 157-4 — Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly:

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

SFAS 115-2 and SFAS 124-2 — Recognition and Presentation of Other-Than-Temporary Impairments:

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. SFAS 115-2”), which were primarily codified into FASB ASC Topic 320, Investments. FSP No. SFAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and non-credit components of impaired debt securities that are not expected to be sold. FSP No. SFAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. SFAS 115-2 is effective for interim and annual reporting periods ended after June 15, 2009. The adoption of FSP No. SFAS 115-2 did not have a material effect on the Company’s results.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Changes in accounting policies (continued):
(c)	Recent accounting pronouncements:

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

The Accounting Standards Board of the Canadian Institute of Chartered Accountants (“CICA”) has announced its decision to require all publicly accountable enterprises to report under International Financial Reporting Standards (“IFRS”) for the years beginning on or after January 1, 2011. However, the Company is a domestic registrant in the U.S. and files its financial statements in accordance with U.S. GAAP. As such, the Company will not report under IFRS by 2011 and will continue to report under U.S. GAAP. The SEC staff released a work plan to evaluate the impact that IFRS will have on the U.S. financial reporting system. In 2011, after the SEC staff’s fact gathering is completed, as outlined in the work plan, and certain convergence projects are successfully completed, the SEC will consider whether and, if so, how to incorporate IFRS into the U.S. financial reporting system.
4.	Significant accounting policies:
These consolidated financial statements have been prepared in accordance with U.S. GAAP. These principles conform, in all material respects, with Canadian GAAP, except as described in note 25. The significant accounting policies of the Company are summarized as follows:
(a)	Principles of consolidation:

These consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

(b)	Cash and cash equivalents:

Cash and cash equivalents consist of cash on hand and balances with financial institutions and highly liquid debt instruments with original terms to maturity of three months or less. Cash and cash equivalents are recorded at fair value each period with changes recorded in the statement of operations and comprehensive loss.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Significant accounting policies (continued):
(c)	Short-term investments:

Short-term investments include investments with maturities of less than one year and are recorded at fair value each period. Changes in fair value on these available-for-sale assets are recorded in other comprehensive income until the assets are sold or there is an impairment in fair value of these assets which is other-than-temporary. In such cases, the amounts are recorded in the statement of operations and comprehensive loss.

(d)	Derivatives:

Derivatives are recorded as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal purchase and sale. Certain derivatives embedded in other contracts must also be measured at fair value. All changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has elected not to apply hedge accounting.

(e)	Inventories:

Inventories are measured at the lower of cost (weighted average cost) and net realizable value.

(f)	Property and equipment:

Property and equipment are recorded at cost. Amortization is provided for over the estimated useful lives of the assets using the straight-line method at the following annual rates:

Computer equipment and software	33% - 50%
Equipment	10% - 33%
Moulds	33% - 50%
Leasehold improvements	Lower of lease term and economic life

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Significant accounting policies (continued):
(g)	Goodwill and other intangible assets:

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

Goodwill is not amortized but is tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset may be impaired. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired, and the second step of the impairment test is not required. The second step is performed when the carrying amount of a reporting unit exceeds its fair value, in which case, the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the impairment loss, if any. When the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item on the consolidated statement of operations. The Company currently has no intangible assets with infinite useful lives.

Other intangible assets:

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost. The cost of a group of intangible assets, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets based on their fair values.

Intangible assets with finite useful lives are amortized using the straight-line method over the following periods:

Customer relationships and service agreements	24 - 120 months
ISO/ISA relations	84 months
Intellectual property	36 months
Tradename	60 months
Other	36 months

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Significant accounting policies (continued):
(g)	Goodwill and other intangible assets (continued):

Other intangible assets (continued):

As at December 31, 2009, estimated amortization expense for each of the next five years is expected to be as follows:

2010	$4,435
2011	4,435
2012	3,793
2013	1,274
2014	1,274
Estimated future amortization expense is based on the amount of other intangible assets recorded as of December 31, 2009. Actual amounts will increase or decrease if additional amortizable intangible assets are acquired or disposed of, or become impaired.

(h)	Impairment of long-lived assets:

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Significant accounting policies (continued):
(j)	Revenue recognition (continued):

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

(k)	Foreign currency translation:

The functional currency and reporting currency of the Company is the U.S. dollar. Monetary assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates of exchange prevailing at the balance sheet dates. Other assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate of exchange prevailing when the assets were acquired or the liabilities incurred. Revenue and expense transactions denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the average rate of exchange in effect for the period during which the transaction occurred, except for amortization which is translated into U.S. dollars at the rate of exchange in effect when the related transaction occurred. Foreign exchange gains and losses are included in the determination of net loss.

(l)	Stock-based compensation:

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

Research costs, which include all costs incurred to establish technological feasibility, are charged to operations in the period in which they are incurred. Once technological feasibility has been established, development costs are evaluated for deferral and subsequent amortization over the estimated period of benefit. As at December 31, 2009 and 2008, the Company had no deferred development costs.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Significant accounting policies (continued):
(n)	Other costs of operations:

The costs of advertising, promotion and marketing programs are charged to operations in the period incurred.

Costs related to shipment and handling of goods to customers are included in cost of sales and are expensed as incurred.

Products design and development costs are charged to operations as incurred.

(o)	Earnings per share:

Basic earnings per share are determined using the weighted average number of Class “A” shares outstanding during the period. Diluted earnings per share are computed in a manner consistent with basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of options and warrants, if dilutive, using the treasury stock method. The number of additional shares is calculated by assuming that outstanding options and warrants were exercised, and that the proceeds from such exercises, including unrecognized compensation costs of stock-based option grants attributed to future services, are used to repurchase Class “A” shares at the average market price during the reporting period.

(p)	Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions based on existing knowledge that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and revenues and expenses during the reporting periods. Significant areas requiring the use of management estimates and assumptions include: determining the allowance for doubtful accounts and reserves for obsolescence and sales allowances; determining the recoverability of the balance of sale receivable; estimating the useful lives of long-lived assets, including property and equipment and intangible assets; estimating the fair value of identifiable intangibles acquired in a business acquisition; estimating stock-based compensation costs; assessing goodwill, as well as the recoverability of long-lived assets, research and development tax credits receivable and deferred tax assets; and the resolution of contingent liabilities. The reported amounts and note disclosures are determined to reflect the most probable set of economic conditions and planned courses of action. It is reasonably possible that management’s reassessments of these and other estimates and assumptions in the near term as well as actual results could require a material change in reported amounts and disclosures in the consolidated financial statements of future periods.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
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

The total purchase price for both acquisitions was $8,502, consisting of cash consideration paid of $6,557 and transaction costs of $271 and, in connection with the Sablon acquisition, additional consideration payable of approximately $1,674 (EUR 1,200), of which approximately $944 (EUR 715) was paid in 2009 and $694 (EUR 485) in long-term debt. Additional contingent consideration is also payable in each of 2009 and 2010 based on the consolidated net revenues of Sablon in these years. No additional consideration is payable as at December 31, 2009 as the contingent consideration criteria were not met. In connection with the toy operation acquisition, the agreement provides for an additional payment payable upon the achievement of defined financial milestones. No additional consideration has been paid in the period for this acquisition. Any additional contingent consideration paid for these acquisitions will be accounted for as goodwill which will be subject to impairment testing at the time it is recorded.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
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

Goodwill recorded in connection with these transactions is not expected to be deductible for tax purposes and was fully impaired and expensed during the year ended December 31, 2008.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
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

The aggregate amount of monthly residuals earned on the portfolio, net of a service fee, will be set off against and will reduce the balance of sale receivable. The agreement established that the calculation be based on the results of this portfolio from November 2008 onwards. The adjustment of $1,077 for the amount earned between November 2008 to the transaction date is reflected as a reduction to the proceeds. The discounted balance of sale receivable is increased monthly by a rate of interest of 1% per month. The interest income earned on the balance of sale receivable is included in other income in the consolidated statement of operations and comprehensive loss. The Company’s right to cause the buyer to purchase (to effectively settle the balance of sale) may be exercised any time on or after February 2, 2011. The buyer’s right to cause the Company to sell the portfolio (to effectively settle the balance of sale) may be exercised at any time up to December 31, 2014. Under the terms of this agreement, the Company has also received a warrant, exercisable for a nominal consideration, giving the Company the right to acquire treasury shares, representing up to 3.5% of the outstanding shares of the purchaser, if the purchase price is not settled prior to specified dates.

During the year, the monthly residuals earned on the underlying portfolio, which are applied to the balance of sale receivable, decreased significantly compared to amounts initially forecasted. Furthermore, the Company will exercise its warrants to acquire treasury shares representing 1% of the outstanding shares of the purchaser due to the purchase price not being settled by March 2, 2010. In the fourth quarter, the Company has concluded that the asset is impaired and, based on the present value of estimated future cash flows, has recorded a provision of $6,504 to write down the receivable to its estimated recoverable amount of $3,500. If the monthly residuals earned on the underlying portfolio decrease significantly compared to the revised forecast, this asset could become further impaired in the near term.

Effective February 4, 2009, the Company sold a portfolio of merchant processing contracts and associated sales channel contracts for a cash consideration of approximately $1,035.

On October 31, 2009, the Company entered into an agreement to dispose of the contractual rights relating to a U.S. “card-present” portfolio of merchants forming part of its remaining payment processing business. Proceeds on sale comprised a total cash consideration of up to $300 payable on an earn-out basis over the two-year period following closing of the transaction, and the assumption of certain liabilities.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Business acquisitions and disposals (continued):
(b)	Disposals (continued):
(i)	2009 disposals (continued):

Sale of Payment Processing Portfolios (continued):

At December 31, 2009, the Company continues to operate one merchant portfolio that previously formed part of the payment processing segment.

(ii)	2008 disposals: Sale of Canadian Card-Present and Card-Not-Present businesses:

Effective October 1, 2008, the Company sold substantially all of the payment processing assets that were used exclusively in the business of processing payments for “card-not-present” transactions for a cash consideration of $7,000 and, effective August 5, 2008, sold substantially all of the payment processing assets that were used exclusively in the business of processing payments for Canadian card-present business for a cash consideration of $1,500. In connection with the second transaction, additional proceeds of $500 may be received by the Company based on the achievement of certain earnings goals by the purchaser. As at December 31, 2009, the earnings goals were not achieved and no additional payments were received.
The following table summarizes the book value of the assets and liabilities relating to the businesses sold by the Company in 2009 and 2008:

	2009	2008

Current assets:
Cash and short-term investments held in reserve	$—	$6,010
Settlement assets	—	1,679
Accounts receivable	168	3,622
Inventories	74	12
Prepaid expenses and deposits	—	215

	242	11,538

Long-term assets:
Property and equipment	72	738
Intangible assets	11,286	811

	11,358	1,549
Current liabilities:
Accounts payable and accrued liabilities	—	4,169
Customer reserves and security deposits	—	7,868

	—	12,037

Net assets sold	11,600	1,050

Proceeds from sale, net of transaction cost of $126 and adjustments of $1,019 (2008 - $312)	10,890	8,188

Net (loss) gain on sale of net assets	$(710)	$7,138

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Business acquisitions and disposals (continued):
(b)	Disposals (continued):
(ii)	2008 disposals (continued):

The remaining assets and liabilities of these segments are classified separately as assets and liabilities of discontinued operations in the consolidated balance sheet.

The results of operations of the businesses disposed of for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008

Revenues	$5,098	$61,799

Costs and expenses:
Transaction processing, service costs and cost of sales	3,648	33,459
Selling, general and administrative	1,481	15,525
Research and development	—	2,073
Amortization of property, equipment and intangibles	423	9,815
Operating leases	—	847
Impairment losses	—	41,342
Loss on settlement of litigation	9,541	—

	15,093	103,061

Loss before income taxes	(9,995)	(41,262)

Income tax recovery (provision)	5,117	(6,832)

Net loss from discontinued operations before undernoted items	(4,878)	(48,094)

Net (loss) gain on disposal of assets	(710)	7,138

Net loss from discontinued operations	$(5,588)	$(40,956)

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

5.	Business acquisitions and disposals (continued):
(b)	Disposals (continued):
(ii)	2008 disposals (continued):

The results of operations include management assumptions and adjustments related to cost allocations, which are inherently subjective. The “Loss on settlement of litigation” includes the write-off of long-term assets of $19,183 as well as the reversal of long-term liabilities of $9,642 from the previously discontinued payment processing business related to online gambling.

At June 30, 2008, the Company tested goodwill for impairment in the payment processing segment as the Company determined that there was a more likely than not expectation that a significant portion, or this entire segment, would be sold over the course of the following 12 months. As a result of this analysis, the goodwill in the segment was determined to be impaired since the estimated fair value to be realized as proceeds from transactions would be less than the carrying value of the segment including goodwill. Consequently, the Company recorded a non-cash goodwill impairment loss of $29,097 in the second quarter of 2008 related to the Canadian Card-Present and Card-Not-Present businesses.

In addition, the Company tested the remaining intangibles held in the payment processing segment at December 31, 2008 for impairment as the Company determined that there was a more likely than not expectation that a significant portion of these intangibles would be sold over the course of the next twelve months. As a result of this analysis, the Company recorded a non-cash impairment charge of $12,245 at December 31, 2008 based on the estimated fair value to be realized as proceeds from these transactions.
6.	Short-term investments:

	2009	2008

Notes denominated in U.S. dollars with a weighted average effective yield of 1.70% and matured on March 9, 2009	$—	$6,296

7.	Accounts and other receivables:

	2009	2008

Trade accounts receivable, net of provision for doubtful accounts of $369 (2008 - $758)	$14,302	$22,780
Other	271	1,375

	$14,573	$24,155

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

8.	Inventories:

	2009	2008

Raw materials	$2,763	$7,286
Finished goods	10,050	12,078

	$12,813	$19,364

9.	Property and equipment:

	2009	2008

Cost:
Equipment	$443	$437
Computer equipment and software	1,841	1,615
Leasehold improvements	1,280	1,353
Moulds	5,068	6,781

	8,632	10,186

Accumulated amortization:
Equipment	216	151
Computer equipment and software	1,050	750
Leasehold improvements	542	334
Moulds	3,312	4,732
	5,120	5,967

Net book value	$3,512	$4,219

10.	Goodwill and intangible assets:

			2009

	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Customer relationships and service agreements	$23,228	$10,944	$12,284
ISO/ISA relations	5,608	4,118	1,490
Tradename	11,459	6,412	5,047
Other	299	299	—

	$40,594	$21,773	$18,821

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

10. Goodwill and intangible assets (continued):

			2008

	Gross
	carrying	Accumulated	Net book
	amount	amortization	value

Customer relationships and service agreements	$34,857	$10,210	$24,647
ISO/ISA relations	7,180	3,334	3,846
Intellectual property	5,520	2,147	3,373
Tradename	14,797	3,453	11,344
Other	2,179	555	1,624

	$64,533	$19,699	$44,834

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

10.	Goodwill and intangible assets (continued):
Excluding amounts included in discontinued operations, changes in goodwill and intangible assets were as follows:

		Customer
		relationships
		and service	ISO/ISA	Intellectual	Trade-
	Goodwill	agreements	relations	property	name	Other	Total

Balance, December 31, 2007	$37,113	$28,342	$4,872	$5,213	$14,305	$—	$89,845

Acquisitions:
WowWee	342	—	—	—	—	—	342
Sablon (note 5)	3,965	2,600	—	—	—	—	6,565
Other (note 5)	—	—	—	—	—	1,892	1,892
Other	—	—	—	—	—	293	293

Impairment losses:
WowWee	(37,455)	—	—	—	—	—	(37,455)
Sablon	(3,965)	(2,427)	—	—	—	—	(6,392)

Amortization	—	(3,868)	(1,026)	(1,840)	(2,961)	(561)	(10,256)

Balance, December 31, 2008	—	24,647	3,846	3,373	11,344	1,624	44,834

Acquisitions:
WowWee	—	—	—	—	—	12	12

Impairment losses:
Payments processing business	—	(2,428)	(1,572)	—	—	—	(4,000)
WowWee	—	(6,602)	—	(1,533)	(3,338)	—	(11,473)
Other	—	—	—	—	—	(946)	(946)

Amortization	—	(3,333)	(784)	(1,840)	(2,959)	(690)	(9,606)

Balance, December 31, 2009	$—	$12,284	$1,490	$—	$5,047	$—	$18,821

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

10. Goodwill and intangible assets (continued):
Due largely to a general deterioration of the economic environment, sales, operating profits and cash flows in the consumer robotic, toy and entertainment products segment were lower than expected in 2008 and 2009. The Company tested the consumer robotic, toy and entertainment segment for impairment at December 31, 2008. The Company revised its forecast to reflect lower growth expectations for this segment. At December 31, 2008, a goodwill impairment loss of $41,420 and an impairment loss of $2,427 on amortizable intangibles were recognized for this segment. The fair value of the segment was estimated using the expected present value of future cash flows.
During 2009, the cash flows for the consumer robotic, toy and entertainment segment were lower than the revised forecast established at the end of 2008. As a result, the Company recalculated a fair value of the intangibles and concluded a further impairment charge was required in the amount of $12,419, which was recorded in the fourth quarter.
In the near term, should the Company’s operating performance deteriorate lower than currently forecasted for 2010, it is reasonably possible that these intangibles could become further impaired.
With respect to the continuing operations of the payment processing segment, during the year, the Company tested for impairment the customer relations and ISO/ISA intangible assets related to certain merchant portfolios that are part of the payment processing business, as the Company determined that the estimated attrition rate should be increased based on new information. As a result of this analysis, the Company recorded a non-cash impairment charge of $4,000 based on an estimated fair value established using a discounted cash flow methodology.
11. Bank indebtedness:
In 2009, the Company had credit facilities available through its subsidiaries as follows:
Through its European subsidiaries, the Company has entered into various credit facilities for up to approximately $6,441 (EUR 4,500) [2008 — $9,300 (EUR 6,650)], which could be utilized in the form of loans and letters of guarantee. At December 31, 2009, the Company utilized $5,584 (EUR 3,900 [2008 — $6,577 (EUR 4,714)] of the facilities. The borrowings are due on demand, bear interest at the bank’s prime rate plus a premium of 1%, and are secured by a first ranking hypothec on certain assets of the subsidiaries. Under this agreement, the subsidiary is subject to financial covenants, based on a minimum equity to total asset ratio of 25%, which was met on December 31, 2009.
In Europe, the Company’s subsidiaries also have additional facilities based on qualifying accounts receivable, of which $2,689 (EUR 1,878) [2008 — $1,698 (EUR 1,217)] was utilized as at December 31, 2009. These facilities are due on demand and bear interest at the bank’s prime rate plus a premium of 1%.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

11. Bank indebtedness (continued):
Through its Hong Kong subsidiary, the Company has entered into credit facilities for up to approximately $5,128 (40,000 HKD) [2008 — $5,128 (40,000 HKD)], based on qualifying accounts receivable, which can be utilized in the form of loans and letters of guarantee. At December 31, 2009, the Company utilized $575 (4,485 HKD) [2008 — $3,272 (25,522 HKD)] of the facilities in the form of revolving credit, and used $1,935 in the form of export loans. The borrowings are due on demand and bear interest at the interbank rate in Hong Kong plus a premium ranging between 0.5% and 2%. Under this agreement, the Company must maintain a term deposit in the amount of $5,000 as security, and the Company is subject to financial covenants which were met at December 31, 2009.
12. Accounts payable and accrued liabilities:

	2009	2008

Trade accounts payable	$20,524	$19,330
Accrued trade liabilities	2,825	5,207
Accrued salaries and benefits	1,963	2,769
Reserve for sales returns and allowances	3,201	3,879
Other	1,883	3,312

	$30,396	$34,497

13. Long-term debt:

	2009	2008

Long-term loan payable to a selling shareholder, repayable in installments of $716 (EUR 500) per year beginning in 2011, maturing in 2014, bearing interest at 7% (EUR 2,000 [2008 - EUR 1,600])	$2,863	$2,231

Other loans, bearing interest at rates ranging from 5% to 7.9% (2008 - 5% to 8.85%) (EUR 443) [2008 - EUR 562])	635	784

	3,498	3,015

Less current portion	179	1,010

Long-term debt	$3,319	$2,005

The long-term portion of a loan payable to a selling shareholder was increased during the year by $716 (EUR 500) due to an agreement which extended the required payment terms of amounts previously included in accounts payable and accrued liabilities.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

13. Long-term debt (continued):
Principal repayments over the next four years are as follows: 2010 — $179; 2011 — $903; 2012 - $895; 2013 — $787 and 2014 — $734.
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
On November 5, 2008, the Board of Directors renewed its stock buyback program authorizing the Company to purchase up to 5% of its outstanding Class “A” shares on the open market through the facilities of the Nasdaq Stock Market. The 2008 program expired on November 20, 2009 and has not been renewed.
All shares purchased under the stock buyback program have been cancelled. In 2008, the purchase of 48,185 such shares, having a book value of $1,966, was settled for a total consideration of $550. The excess of the book value of the shares over the purchase price, in the amount of $1,416, was credited to contributed surplus. In 2009, there were no share purchases under the program.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

15. Stock options and warrants:
(a)	Optimal Group Inc.:

The Company has a stock option plan that provides for the granting of options to employees and directors for the purchase of the Company’s Class “A” shares to be issued from treasury. Options may be granted by the Board of Directors for terms of up to ten years. The Board of Directors establishes the exercise period, vesting terms and other conditions for each grant at the grant date. The maximum number of options that may be granted under the plan is 1,800,000. Options may be granted with exercise prices at the then current market price.

During 2009, the Company cancelled 975,042 options under the plan. This cancellation resulted in an expense of $1,486, representing the remaining unrecognized stock-based compensation cost related to the cancelled options. All approvals required for these cancellations were obtained during the year.

Details of outstanding stock options are as follows:

		Weighted
		average
		exercise
	Number of	price
	options	per share

Options outstanding, December 31, 2007	1,107,708	$31.30

Expired	(13,333)	38.65

Options outstanding, December 31, 2008	1,094,375	31.20

Expired	(91,933)	32.20
Cancelled	(975,042)	31.45

Options outstanding, December 31, 2009	27,400	$21.05

For the years ended December 31, 2009 and 2008, no options were granted.

At December 31, 2009, 27,400 (2008 — 1,094,375) stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

The remaining options have a weighted average remaining contract life of 4.88 years, and all of these options were exercisable as at December 31, 2009.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

15. Stock options and warrants (continued):
(a)	Optimal Group Inc. (continued):

At December 31, 2009, there are 164,000 warrants outstanding, exercisable at an exercise price of $27.80. These warrants expire in November 2014. All of these warrants could potentially dilute basic earnings per share in the future. All of these warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive for the years ended December 31, 2009 and 2008.

The intrinsic value of all options and warrants was nil as at December 31, 2009 and 2008.

(b)	Terra Payments Inc.:

Under the terms of the 2004 Combination Agreement with Terra Payments Inc. (“Terra”), the Company assumed Terra’s stock option plan, whereby stock options governed by this plan would be exercisable for the Company’s Class “A” shares. The exercise price and number of options outstanding on April 6, 2004, the effective date of the acquisition of Terra, were adjusted based on the exchange ratio of 0.0906 of the Company’s Class “A” shares for each share of Terra.

Details of the stock options outstanding under the Terra plan are as follows:

	U.S. dollar exercise price		Canadian dollar exercise price
				Weighted average
		Exercise price		exercise price
	Number	per share	Number	per share

Balance, December 31, 2007	26,823	$37.15	28,142	$41.30

Expired/cancelled	—	—	(17,265)	32.90

Balance, December 31, 2008	26,823	37.15	10,877	54.60

Expired/cancelled	(26,823)	37.15	(10,877)	54.60

Balance, December 31, 2009	—	$—	—	$—

During 2008, the outstanding 4,396 warrants, with a weighted average exercise price of CA$0.05, expired in March 2008.

As at December 31, 2008, 37,699 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

16. Commitments, contingencies and guarantees:
(a)	Operating leases and other commitments:

The Company has entered into operating leases for its premises and certain office equipment. Minimum lease payments for the next four years and thereafter are approximately as follows:

2010	$1,610
2011	709
2012	577
2013	242
Thereafter	—

$3,138

In addition, the Company is also responsible for operating costs and taxes under the operating leases.

The Company also has licensing commitments with the following minimum payments for the next three years: 2010 — $841, 2011 — $134 and 2012 — $134.

(b)	The Company has granted letters of guarantee, issued by highly rated financial institutions to indemnify third parties in the event the Company does not perform its contractual obligations. As at December 31, 2009, the maximum potential liabilities under these letters of guarantee were $110 [2008 — $110 and $1,232 (CA$1,500)].

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
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

Following announcements by the U.S. Attorney’s Office in the Southern District of New York relating to its investigation of the U.S. Internet gambling industry, the Company announced on May 8, 2007 that it had initiated discussions with the U.S. Attorney’s Office in the Southern District of New York and it was in the process of responding to a voluntary request for information issued by the U.S. Attorney’s Office. In connection with such ongoing investigation, the Company announced on May 11, 2007 that it had received a copy of warrants of seizure issued by the U.S. Attorney’s Office against funds of certain payment processors that were on deposit with two U.S. banks. These funds included $19,183 on deposit to the credit of the Company’s affiliates. The total amount seized of $19,183 was presented as long-term asset related to discontinued operations on the consolidated balance sheets. On October 30, 2009, the Company announced that it has entered into a non-prosecution agreement with the Office of the United States Attorney for the Southern District of New York. Under the terms of the non-prosecution agreement, a total of $19,183 was forfeited to the United States by the Company and its subsidiaries, as disgorgement of property involved in and proceeds received from the payment processing services that were provided by the Company’s subsidiaries to Internet gambling merchants in relation to U.S. customers of such merchants. The Company and the U.S. Attorney’s Office have agreed that the $19,183 previously seized be applied to satisfy the forfeiture obligation. Accordingly, the long-term asset of $19,183 was considered fully impaired with the expense included in the net loss from discontinued operations.

Furthermore, the Company had long-term liabilities related to discontinued operations of $9,642, which represented payment processing reserve account balances payable to Internet gambling merchants of its former payments processing business, which liabilities resulted from the payment processing services that the Company’s subsidiaries provided to such merchants in relation to their U.S. customers. Pursuant to the non-prosecution agreement that the Company entered into with the U.S. Attorney’s Office, it recognized that the services provided by these merchants violated certain United States laws; on the basis of advice received by management that a court would not enforce the Company’s obligation to pay these merchants their respective processing reserve account balances, should they attempt to enforce payment, these liabilities in the amount of $9,642 were derecognized (reversed) during the year ended December 31, 2009. Certain of these merchants may nevertheless initiate legal proceedings against the Company in an attempt to enforce payment of the liabilities that have been derecognized (reversed), which the Company would be forced to defend. The Company has not recorded any provision in relation to these potential proceedings because the amount of loss, if any, is not determinable.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

16. Commitments, contingencies and guarantees (continued):
(f)	On March 20, 2008, the Company entered into a settlement agreement with Fujitsu, which resolved all potential claims by Fujitsu and brought arbitration proceedings to an end. The amount that the Company paid to settle Fujitsu’s claims is not considered to be material to the Company.

(g)	OGOP Payments Inc. (formerly Optimal Payments Inc.) has received a request for information from the U.S. Attorney’s Office in the Eastern District of New York pertaining to its former involvement in processing transactions for internet pharmacies. OGOP Payments Inc. has had discussions with that Office relating to those processing activities. No provision has been recorded by OGOP Payments Inc. for this matter because the outcome of these discussions and the amount of any loss, if any, are not determinable.
17. Stock-based compensation:
Stock-based compensation expense in the consolidated statements of operations was comprised of:

	2009	2008

Expense related to cancellation of options in 2009	$1,486	$—
Expense related to options granted in 2004 and amended in 2008 (i)	—	1,356
Expense related to options granted in 2007	87	1,983

	$1,573	$3,339

(i)	In June 2008, the shareholders approved a modification to the expiry date of 768,008 options exercisable at $35.50 per share from April 29, 2009 to April 2014. Since these options were vested at the date of modification, the incremental value of $1,356 of the fair value of the modified option over the value of the old option immediately before its terms were modified was expensed in the second quarter of 2008.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

18. Income taxes:
The income tax recovery differs from the amount computed by applying the combined Canadian federal and Québec provincial tax rates to earnings before income taxes. The reasons for the difference and the related tax effects are as follows:

	2009	2008

Loss from continuing operations before income taxes	$(69,930)	$(73,547)

Combined Canadian federal and provincial income taxes at 31% (2008 - 31%)	$21,608	$22,726
Foreign exchange(1)	438	(459)
Change in valuation allowance	(11,925)	(2,133)
Difference in tax rates in foreign jurisdictions	(5,038)	(7,267)
Non-deductible stock-based compensation	(486)	(1,006)
Non-deductible goodwill impairment loss	—	(7,528)
Non-deductible Impairment of balance of sale receivable	(2,342)	—
Permanent differences and other	(75)	(833)

Income tax recovery related to continuing operations	$2,180	$3,500

(1)	For purposes of calculating the income tax provision of the Company, a tax recovery is recognized on foreign exchange gains or losses which arise on the conversion into Canadian dollars of the net monetary assets denominated in U.S. dollars; such conversion is required for tax purposes. As these financial statements are presented in U.S. dollars, these foreign exchange gains or losses do not impact loss before income taxes, even though the income tax provision would include a tax effect for these items. Future fluctuations in the foreign exchange rate between the Canadian and U.S. dollar will change the amount of the foreign exchange gains or losses and, thus, the provision for income or recovery taxes thereon.
The recovery of income taxes from continuing operations is composed of the following:

	2009	2008

Current income taxes	$—	$(26)
Deferred income taxes	2,180	3,526

	$2,180	$3,500

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

18. Income taxes (continued):
Income tax expense has been based on the following components of loss before income taxes from continuing operations:

	2009	2008

Domestic	$(11,030)	$(6,743)
Foreign	(58,900)	(66,804)

	$(69,930)	$(73,547)

The deferred income tax balances are summarized as follows:

	2009	2008

Deferred income tax assets (liabilities):
Intangible assets	$15,454	$14,792
Non-capital losses	28,829	19,016
Capital losses	12,799	10,237
Reserves	729	786
Foreign exchange and other	3,333	—

	61,144	44,831

Less valuation allowance	(58,664)	(44,831)

	2,480	—

Intangible assets and other	(8,778)	(7,803)

Net deferred income tax liability	$(6,298)	$(7,803)

Presented as:
Current liabilities	$—	$(838)
Long-term liabilities	(6,298)	(6,965)

	$(6,298)	$(7,803)

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, the reversal of taxable temporary differences, and/or tax planning strategies.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

18. Income taxes (continued):
The Company has losses carryforward available to reduce Canadian federal and foreign taxable income. These approximate losses expire as follows:

	Foreign	Canada

Loss carryforwards:
Expiry between 2010 and 2018	$20	$18,000
Expiry between 2019 and 2029	64,800	45,000

	$64,820	$63,000

FIN 48 — Accounting for tax uncertainties:
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009 and December 31, 2008, the total liability for unrecognized tax benefits was approximately $9,100 and $8,500, respectively, which would impact the annual effective rate if realized. The increase in the liability is principally due to additional interest and foreign exchange fluctuations.
The Company and its subsidiaries file income tax returns with federal and provincial tax authorities within Canada. The Company’s foreign affiliates file income tax returns in various jurisdictions, the most significant of which are the United States and Hong Kong and certain Western European countries. In general, the Company is subject to examination by taxing authorities for years after 2002. The Canadian tax authorities have commenced examinations of tax returns for certain Canadian subsidiaries for the taxation years 2005 to 2006.
19. Segmented information:
(a)	Operating segments:

During the year ended December 31, 2009, the Company operated in the consumer robotic, toy and entertainment products segment. In 2008, the Company also operated in the payment processing segment, which is now considered a discontinued operation with the exception of one residual portfolio (refer to note 24 (e)).

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

19. Segmented information (continued):
(b)	Geographic information is as follows:

			Property and
			equipment, and
	Revenues		intangibles
	2009	2008	2009	2008

United States	$36,932	$52,613	$4,015	$11,655
Europe	26,877	31,499	662	657
Central America	240	2,202	—	—
Canada	309	2,333	524	638
Hong Kong	104	128	17,132	36,103
Other	1,980	4,620	—	—

	$66,442	$93,395	$22,333	$49,053

Revenues are attributed to countries based on the location of the customers. The “Other” caption includes countries in Africa, Australia and Asia (excluding Hong Kong).

(c)	Major customers:

The Company has two major customers in the current period from which 10% or more of total revenue is derived:

2009

Customer 1	$13,471
Customer 2	7,016

In 2008, the Company had one major customer, from which 10% or more of total revenues were derived. The revenue from this customer was approximately $12,216.
20. Related party transactions:
The Company paid consulting fees of $200 during the year ended 2008, to a corporation controlled by a former director of the Company. No such fees were paid in 2009.
In addition to the loan payable (note 13), the Company was party to two transactions with companies controlled by an officer of a subsidiary of the Company: (a) for the purchase of advertising and media in Belgium for the year ended December 31, 2009, $98 (EURO 69) (2008 - nil); and (b) the rental of the Company’s premises in Belgium, $185 (EURO 133) (2008 — nil).

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

20. Related party transactions (continued):
The transactions have been recorded at the exchange amount, which is the amount of consideration agreed to by the parties.
21. Capital disclosures:
Management defines capital as the Company’s shareholders’ equity, excluding accumulated other comprehensive income, plus long-term debt.
To maintain or adjust the capital structure, the Company may repurchase existing shares, issue new shares or long-term debt, or sell assets to adjust to changes in economic conditions and the risk characteristic of the underlying assets (refer to note 14 to the Company’s stock buyback program.). The Company does not currently pay a dividend.
Neither the Company nor any of its subsidiaries is subject to externally imposed capital requirements except as disclosed in note 11. The Company’s current objective in managing capital is to secure stable sources of financing (refer to note 2).
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

Short-term investments consist of short-term notes invested at fixed interest rates. The risk that the Company will realize a loss as a result of a decline in the fair value of these investments is limited because, although available for sale, these investments are short-term and are generally held to maturity. The balance of sale receivable and long-term debt are subject to fixed interest rates. Any change in market rates for similar long-term receivables and debt will impact the fair value of these instruments but will have no impact on results from operations as these instruments are carried at amortized cost.

The Company is exposed primarily to interest rate fluctuations as a result of cash and bank indebtedness which bears interest at variable interest rates. A 0.5% increase or decrease would have a nominal effect to the results from operations during 2009 and 2008.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
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

The Company’s objective in managing its foreign currency risk is to minimize its net exposures to foreign currency cash flows, by transacting with third parties in U.S. dollars to the maximum extent possible and practical and holding cash and cash equivalents in U.S. dollars. The Company monitors and forecasts the values of net foreign currency cash flow and balance sheet exposures and manages its cash flow to hold on hand sufficient levels of foreign currencies to meet its obligations. From time to time, the Company engages in the use of derivative financial instruments to manage its currency exposure.

The following table provides an indication of the Company’s significant foreign currency exposures expressed in U.S. dollars:

	December 31, 2009
	CAD	GBP	EURO

Cash and cash equivalents	962	128	797
Bank indebtedness	—	—	(8,272)
Accounts payable and accrued liabilities	(2,422)	—	(1,833)
Current liabilities related to discontinued operations	(2,114)	(135)	(167)
Long-term debt	—	—	(3,498)

Balance sheet exposure	(3,574)	(7)	(12,973)

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

22. Financial risk management (continued):
(b)	Foreign currency risk (continued):

The following are the exchange rates applied during the year ended December 31, 2009:

	Average rate	Rate as at
	during 2009	December 31, 2009

CAD to USD	0.8757	0.9515
GBP to USD	1.5590	1.6162
EUR to USD	1.3884	1.4316
Based on the Company’s foreign currency exposures noted above, varying the above exchange rates to reflect a 5% weakening of the U.S. dollar would affect earnings and comprehensive earnings as follows:

	CAD	GBP	EURO
	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2009	December 31, 2009

Increase in net loss	$(179)	$—	$(649)

An assumed 5% strengthening of the U.S. dollar would have an equal but opposite effect on the above currencies to the amounts shown above.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

22. Financial risk management (continued):
(c)	Credit risk:

Credit risk is the risk of an unexpected loss if a customer or counterparty to a financial instrument fails to meet its contractual obligations. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable, including the balance of sale receivable.
(i)	Cash and cash equivalents and short-term investments:

The credit risk relating to cash and cash equivalents is limited because the counterparties are highly-rated American and European financial institutions. The credit risk related to short-term investments is limited because they consist of discounted notes issued by high-credit, quality corporations. The Company has investment policies to provide guidance on investing available cash resources. In general, these policies stress the preservation of capital with investments allowed in notes issued by corporations with credit rankings of not less than R-1 mid.

(ii)	Accounts receivable:

Credit risk in the consumer robotic, toy and entertainment business arises primarily from trade receivables. Allowances are provided for potential losses. The amounts disclosed in the balance sheet are net of these allowances for bad debts. Accounts receivable are assessed for impairment on a case-by-case basis when they are past due or when objective evidence is received that a customer will default. The Company takes into consideration the customer’s payment history, its creditworthiness and the current economic environment in which the customer operates to assess impairments. All bad debts are charged to selling, general and administrative expenses in the statement of operations and comprehensive loss.

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

22. Financial risk management (continued):
(c)	Credit risk (continued):
(ii)	Accounts receivable (continued):

Included in accounts and other receivables are trade receivables in the consumer robotic, toy and entertainment segment of $14,302. The aging of the trade receivables at the reporting date was as follows:

	2009	2008

Not past due	$8,554	$9,665
Past due 0-30 days	4,363	5,763
Past due 31-60 days	968	5,970
Past due 61-120 days	417	1,382

Trade receivables	$14,302	$22,780

A breakdown of trade receivables by type of customer is presented below:

	2009	2008

Distributors	$1,097	$3,225
Mass-market retailers	13,205	19,555

	$14,302	$22,780

The Company is exposed to credit risk on a balance of sale receivable. Refer to note 5 (b) (i) for a description of the terms of repayment and impairment provisions recorded during the year. The credit risk of the buyer has been considered in calculating the net estimated recoverable amount at December 31, 2009. Changes in the financial condition of the buyer and the revenues of the underlying portfolio will affect the credit risk associated with this receivable and the need for further impairment provisions in the future.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

22. Financial risk management (continued):
(d)	Liquidity risk:

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk through the management of its capital structure and by continuously monitoring actual and projected cash flows. During 2009, the Company has delayed payments to its suppliers in order to manage cash. In the prior years, the Company has financed its acquisitions through mainly internally-generated funds as well as credit facilities entered into by its Belgium and Hong Kong operations.

As at December 31, 2009, the Company has $19,915 of cash, cash equivalents, and has an outstanding balance of $8,848 on its credit facilities.

The following are the contractual maturities of financial liabilities at December 31, 2009:

	Carrying	0 to 12	1 to 3	4 to 5
	amount	months	years	years

Bank indebtedness	$8,848	$8,848	$—	$—
Accounts payable and accrued liabilities	30,396	30,396	—	—
Long-term debt	3,498	179	2,585	734
Current liabilities related to discontinued operations	4,263	4,263	—	—

Total	$47,005	$43,686	$2,585	$734

The Company has incurred operating cash flow deficiencies in 2009 and its current financial position requires additional sources of financing to support operations in 2010 as further discussed in note 2.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

23. Financial instruments:
(a)	Fair values:

The Company has determined that the fair value of its short-term financial assets and liabilities approximates their respective fair values as at the balance sheet dates because of the short-term maturity of those instruments. The fair value of long-term loan payable to a selling shareholder is not determinable as the terms were agreed to by related parties.

(b)	SFAS No. 157 — Fair value measurements:

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which was primarily codified into FASB ASC Topic 820, Fair Value Measurements and Disclosures, for all financial assets and liabilities and non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Effective January 1, 2009, the Company adopted SFAS No. 157 for all non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and intangible assets. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The fair value of intangibles of $18,821, determined in connection with the impairments (note 10), was based in part on significant unobservable inputs (level 3).

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

23. Financial instruments (continued):
(c)	Financial income:

The following components of income and expense relating to financial instruments are included in the statement of operations and comprehensive loss:
(i)	Interest income:

	2009	2008

Interest income on available-for-sale financial assets	$85	$1,238

Balance of sale receivable	1,112	—

Interest income on available-for-sale financial assets consists of interest earned from cash and cash equivalents and short-term investments in short-term deposits.

(ii)	Impairment losses recognized on trade receivables in consumer robotic, toy and entertainment products:

The Company recorded a bad debt expense of $102 for the year ended December 31, 2009 (2008 — $1,046) in “Selling, general and administrative expenses” in the statement of operations and comprehensive loss.
(d)	Other:

At December 31, 2009, the Company had entered into forward and future contracts to buy US dollars with a notional amount of $5,010 (2008 — $3,350) at rates ranging from 1.4555 to 1.4560 US/EUR (2008 — 1.281 to 1.4386). The contracts mature at various dates to February 16, 2010 (2008 — matured in March 2009). The Company has also entered into an interest rate swap contract (from variable rate receive to fixed rate pay) on a notional amount of EUR 1,000. This contract matures in March 2013. This same interest rate swap contract was also outstanding as at December 31, 2008. At December 31, 2009 and 2008, the fair value of these contracts was not significant.

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

24. Supplemental disclosure of cash flows and other information:
(a)	Net change in operating assets and liabilities:

	2009	2008

Accounts receivable	$9,582	$52
Inventories	6,551	(9,145)
Prepaid expenses	15	703
Accounts payable and accrued liabilities	(2,815)	(6,869)
Income taxes payable	(488)	(2,259)

Net change in operating assets and liabilities	$12,845	$(17,518)

(b)	Cash paid for interest and income taxes:

	2009	2008

Interest	$507	$439
Income taxes	18	450

(c)	Non-cash transactions:

	2009	2008

Additional consideration payable on Sablon acquisition	$—	$1,674
Addition of property, equipment and intangibles included in accounts payable and accrued liabilities	374	199
Adjustments to WowWee purchase price equation to goodwill	—	342

(d)	Cash and cash equivalents:

	2009	2008

Cash and cash equivalents consist of:
Cash balances with banks	$14,745	$26,925
Short-term investments, bearing nominal interest (2008 - 2.57%)	5,170	5,924

	$19,915	$32,849

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

24. Supplemental disclosure of cash flow and other information (continued):
(e)	Other revenues:

At December 31, 2009, the Company continues to operate a merchant portfolio that formed part of the payment processing segment. Effective January 1, 2009, the results of operations of this remaining merchant portfolio are presented on a net basis and as part of “Other Revenues” in the consolidated statement of operations and comprehensive loss.

Included in other revenues for the year ended December 31, 2009 are gross revenues of $24,966, net of transaction processing costs and commissions of $21,869. Other expenses related to the merchant portfolio and not included in “Other Revenues” are amortization of intangibles of $1,994 (2008 — $2,609), an impairment loss on intangibles of $4,000 (2008 - nil) and selling, general and administrative expenses of $586 (2008 — $5,398). For the year ended December 31, 2008, the results of this portfolio are presented on a gross basis and $2,526 of selling costs are included in transaction processing costs.

Included in intangible assets in the consolidated balance sheets are $3,791 (2008 — $9,786) of customer and ISO/ISA relations, related to the remaining portfolio. Total assets related to this portfolio are comprised mainly of intangible assets.

(f)	Foreign exchange:

Included in “Selling, general and administrative expenses” in the consolidated statement of operations is a foreign exchange loss of $1,638 in 2009 (2008 — a loss of $98).

(g)	Amortization:

	2009	2008

Amortization of intangibles pertaining to cost of sales	$7,612	$7,647
Amortization of intangibles pertaining to transaction processing	1,994	2,609
Amortization of equipment pertaining to cost of sales	2,232	3,622
Amortization of equipment pertaining to selling, general and administrative	1,055	620

	$12,893	$14,498

(h)	Advertising expense:

	2009	2008

Advertising expense	$5,072	$8,397

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

24. Supplemental disclosure of cash flow and other information (continued):
(i)	Provisions:

The rollforward of valuation and qualifying accounts is as follows:

	Balance,	Net	Balance,
	December 31,	increase	December 31,
	2008	(decrease)	2009

Allowance for doubtful accounts	$758	$(389)	$369
Inventory obsolescence	5,429	3,005	8,434
Reserve for sales returns and allowances	3,879	1,451	5,330

25. Canadian/U.S. reporting differences:
The consolidated financial statements of the Company are prepared in accordance with U.S. GAAP, which conform, in all material respects, with Canadian GAAP, except as described below:
(a)	Consolidated balance sheets:

Differences between U.S. and Canadian GAAP in the presentation of share capital, additional paid-in capital and deficit are as follows:
(i)	Share capital:

	2009	2008

Share capital in accordance with U.S. GAAP	$252,488	$252,488
Stock-based compensation costs on options exercised: (1)
Cumulative effect of prior years	(39,868)	(39,868)
Change in reporting currency (2)	(2,588)	(2,588)

Share capital in accordance with Canadian GAAP	$210,032	$210,032

(ii)	Additional paid-in capital:

	2009	2008

Additional paid-in capital in accordance with U.S. GAAP	$65,746	$64,173
Stock-based compensation costs: (1)
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation costs on options exercised: (1)
Cumulative effect of prior years	39,868	39,868
Change in reporting currency (2)	(968)	(968)

Additional paid-in capital in accordance with Canadian GAAP	$35,889	$34,316

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

25.	Canadian/U.S. reporting differences (continued):
(a)	Consolidated balance sheets (continued):
(iii)	Deficit:

	2009	2008

Deficit in accordance with U.S. GAAP	$(296,187)	$(222,849)
Stock-based compensation costs: (1)
Cumulative effect of prior years	68,757	68,757
Stock-based compensation to non-employees (1)	834	834
Change in reporting currency (2)	1,189	1,189

Deficit in accordance with Canadian GAAP	$(225,407)	$(152,069)

(1)	Stock-based compensation:

The Company accounted for its stock-based compensation plans using the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, versus a settlement accounting basis followed for Canadian GAAP up to January 1, 2003. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Share-based Payments, which was primarily codified into FASB ASC Topic 718, Compensation — Stock Compensation, and CICA Handbook 3870, Stock-based Compensation and Other Stock-based Payments, and therefore there were no further differences between Canadian GAAP and U.S. GAAP.

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
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

25.	Canadian/U.S. reporting differences (continued):
(b)	Accumulated other comprehensive loss:

Accumulated other comprehensive loss under Canadian GAAP is $(1,484) as at December 31, 2009 and December 31, 2008, which resulted solely from the translation of the financial statements up to September 30, 2000, the date on which the Company adopted the United States dollar as its functional currency, in accordance with the current rate method. Prior to the change in functional currency which occurred as of September 30, 2000, the Company adopted the United States dollar as its reporting currency during 1998, and used the current rate method under US GAAP compared to a translation of convenience method under Canadian GAAP.

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

OPTIMAL GROUP INC.
Notes to Consolidated Financial Statements, Continued
Two-year period ended December 31, 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

27. Subsequent events:
On March 16, 2010, the Company entered into a Support Agreement with a corporation (the “Offeror”) established by two directors of the Company’s wholly-owned subsidiaries. Under the terms of the Support Agreement, the Offeror has agreed to make an offer by way of a takeover bid for all of the outstanding shares of the Company at an offer price of $2.40 per share, paid in cash and the Company has agreed to support the Offer. As a result of the directors’ involvement with the Offeror, the offer will be an “insider bid” and a going private transaction for purposes of applicable securities laws. Under the terms of the Support Agreement, the Company has agreed to pay a termination fee of approximately $500 to the Offeror if the Support Agreement is terminated in certain circumstances. The takeover bid circular containing the full terms of the offer is expected to be mailed to shareholders on or before March 31, 2010. The offer will remain open for acceptance for a period of not less than 35 days following the mailing of the offer. There were 5,148,735 shares outstanding as of March 16, 2010.
In connection with the offer, certain senior officers of the Company have entered into an agreement with the Offeror whereby they will receive certain assets of the Company in partial satisfaction of the severance payments that will be owing to them upon the closing of the transaction. Included in the assets to be transferred to the senior officers are the balance of sale receivable and other intangible assets related to the discontinued payment processing business with a carrying value of $7,291 at December 31, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     We have nothing to report under this item.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
          Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our chief executive officer and our chief accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
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
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
          No changes in our internal control over financial reporting occurred during this year that have materially affected, or are likely to materially affect, our internal control over financial reporting.
          This annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
ITEM 9B. OTHER INFORMATION
          We have nothing to report under this item.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          The names, ages and positions of our directors and executive officers are as follows:

Name	Age	Position
Neil S. Wechsler	43	Co-Chairman, Chief Executive Officer and Director
Holden L. Ostrin	50	Co-Chairman and Director
Gary S. Wechsler, C.A.	52	Treasurer and Chief Financial Officer
O. Bradley McKenna, C.A	60	Vice-President, Administration and Human Resources
Tommy Boman(1)(2)(4)	71	Director
James S. Gertler(1)(2)(3)(4)	43	Director
Henry M. Karp	55	Director
Thomas D. Murphy(1)(2)(3)(4)	56	Director
Jonathan J. Ginns(2)(3)(4)	45	Director

(1)	Member of Compensation Committee

(2)	Member of the Nominating Committee

(3)	Member of Audit Committee

(4)	Independent Director
          The number of directors of our company is currently set at seven, divided into three classes. Messrs. Karp and Ginns, as members of a single class of directors, have been elected to hold office until the close of our 2010 annual meeting of shareholders; and Messrs. Ostrin and Boman, as members of a single class of directors, have been elected to hold office until the close of our 2011 annual meeting of shareholders; and Messrs. N. Wechsler, Gertler and Murphy, as members of a single class of directors, have been elected to hold office until the close of our 2012 annual meeting of shareholders.
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
          Jonathan J. Ginns has been a director of our company since October 2001. Since 1996, Mr. Ginns has been Managing Partner of ACON Investments, a Washington, D.C.-based private equity investment firm. He is also a director of Mariner Energy Inc., an independent oil and gas exploration, development and production company listed on the New York Stock Exchange.
          Audit Committee Report
          The following Audit Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of ours under the 1933 Act or the Exchange Act, except to the extent we specifically incorporate this Report by reference therein.
          In accordance with its written charter, the Audit Committee oversees our financial reporting process on behalf of our Board of Directors. Management has the primary responsibility for our consolidated financial statements and the overall reporting process, including our system of financial controls. In fulfilling its oversight responsibilities during fiscal 2009, the Audit Committee:
•	discussed the quarterly and year-to-date financial information contained in each quarterly earnings announcement with senior members of our financial management and KPMG, independent auditors, prior to public release;

•	reviewed our audited consolidated financial statements as of and for the year ended December 31, 2009, as well as the quarterly unaudited consolidated financial statements and earnings release with senior members of our financial management and KPMG;

•	reviewed with our financial management and KPMG their judgments as to the quality, not just the acceptability, of our accounting principles;

•	discussed with KPMG the overall scope and plan for their audit;

•	reviewed our financial controls and financial reporting process;

•	reviewed our litigation matters;

•	reviewed significant financial reporting issues and practices, including judgmental items, change in accounting principles and disclosure practice;

•	pre-approve all services performed by KPMG;

•	met with KPMG, without management present, to discuss the results of their audit; and

•	met with our financial management, without KPMG present, to discuss the quality of services provided by KPMG.
          In addition, the Audit Committee has discussed with KPMG their independence from management and our company, including the matters in the written disclosures required by PCAOB rules regarding communications with audit committees regarding independence and other required communications, and considered whether the provision of all other non-audit services provided to us by KPMG during fiscal 2009 was compatible with the auditors’ independence.
          In reliance on the reviews and discussions referred to above and representations by management that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, the Audit Committee recommended to our Board of Directors that our consolidated financial statements be included in this annual report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the Commission. The Audit Committee recommended KPMG as our independent auditors for the fiscal year ending December 31, 2010.
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
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and greater than 10% stockholders are required by the Exchange Act to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the forms furnished to us, we believe that during 2009 our executive officers and directors complied with all applicable Section 16(a) filing requirements.
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
Code of Ethics
          We have adopted a code of business conduct and ethics for all directors and employees (including officers) within the meaning of the regulations adopted by the Commission under section 406 of the Sarbanes — Oxley Act of 2002. The code has been designed to deter wrongdoing and promote: honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications made by us; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons; and accountability for adherence to the code. The application of the code to the persons it applies to may only be waived by our Board of Directors in accordance with Commission regulations and the Sarbanes — Oxley Act of 2002. A copy of the code is available to the general public at our website at http://www.optimalgrp.com. In addition, we will disclose on our website any amendment to the code and any waiver of the code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION
2009 SUMMARY COMPENSATION TABLE

							Non-	Change in
							equity	pension value
							incentive	and non-
							plan	qualified
					Option		compen	deferred	All other
Name and Principal		Salary ($)	Bonus	Stock	Awards		-sation	compensation	compen-
Position	Year	(1)	($)	Awards ($)	($)		($)	earnings ($)	sation ($)		Total ($)
Neil S. Wechsler	2009	1,155,867	0	0	0		0	0	13,127	(4)(6)	1,168,994
Co-Chairman and Chief Executive Officer	2008	1,407,129	0	0	782,973	(2)	0	0	13,176		2,203,279
Holden L. Ostrin	2009	1,155,867	0	0	0		0	0	45,565	(4)(5)	1,201,432
Co-Chairman	2008	1,407,129	0	0	782,973	(2)	0	0	50,691		2,240,793
Gary S. Wechsler	2009	563,485	0	0	0		0	0	0		563,485
Treasurer and Chief Financial Officer	2008	685,976	0	0	370,329	(2)	0	0	0	(3)	1,056,305
Peter Yanofsky	2009	750,000	0	0	0		0	0	0		750,000
President, WowWee USA, Inc.	2008	750,000	0	0	0		0	0	0	(3)	750,000
Richard Yanofsky	2009	750,000	0	0	0		0	0	0		750,000
President, WowWee Canada Inc.	2008	750,000	0	0	0		0	0	0	(3)	750,000

(1)	We pay salary in Canadian dollars. The average exchange rate used for 2008 and 2009 used to convert these salaries into dollars were: US$1.00=Cdn$1.0600 (2008) and US$1.00=Cdn$1.1420 (2009).

(2)	Amounts shown in this column represent the value of stock options deemed granted in 2008 as a result of the extension of the expiration date for previously issued options, based on the grant date fair value computed in accordance with FASB ASC Topic 718. Please see Note 27(c) to the Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2008 for more information on how amounts in this column were calculated.

(3)	The dollar value of all perquisites and other personal benefits or property was less than $10,000.

(4)	Perquisites for both the Co-Chairman and Chief Executive Officer and the Co-Chairman include the payment of life insurance premiums. See “Executive Employment and Separation Agreements.”

(5)	The perquisites include the interest free benefit of a home loan granted in 1996 amounting to $740 and life insurance premiums amounting to $43,545.

(6)	The perquisites include life insurance premiums amounting to $11,855.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END — DECEMBER 31, 2009(1)

	Option awards				Stock awards
Equity
							Equity	incentive
							incentive	plan
		Number of					plan	awards:
		securities			Number	Market	awards:	Market or
		under-			of shares	value of	Number of	payout value
	Number of	lying			or units	shares or	unearned	of unearned
	securities	unexer-			of stock	units	shares, units	shares, units
	underlying	cised	Option		that have	that have	or other	or other
	unexercised	options (#)	exercise		not	not	rights that	rights that
	options (#)	Unexerci-	price ($)		vested	vested	have not	have not
Name	Exercisable	sable	USD	Option expiration date	(#)	(#)	vested (#)	vested ($)
Neil S. Wechsler Co-Chairman and Chief Executive Officer	0	0	0	—	0	0	0	0
Holden L. Ostrin Co-Chairman	0	0	0	—	0	0	0	0
Gary S. Wechsler Treasurer and Chief Financial Officer	0	0	0	—	0	0	0	0
Peter Yanofsky President WowWee USA, Inc.	0	0	0	—	0	0	0	0
Richard Yanofsky President WowWee Canada Inc.	0	0	0	—	0	0	0	0

(1)	During 2009, we cancelled all options for these Named Executive Officers.

Executive Employment and Separation Agreements
          We have entered into employment agreements summarized below with each of the Named Executive Officers. We have also entered into an agreement with certain of these Named Executive Officers as described above under “Matters Arising Subsequent to December 31, 2009”.
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
          If we terminate Mr. Wechsler’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, (i) we will pay to him a lump sum amount equal to two times the sum of the highest salary and bonus paid to him during the term of his employment – as at December 31, 2009, this amount would have totaled $3,856,042, (ii) the term insurance, for which we have been reimbursing premiums, will be converted to a level deposit premium insurance policy to age 80, for which we will pay the premiums – as at December 31, 2009, the total premium for such a policy would have amounted to $1,251,137, and (iii) we will acquire medical insurance coverage for Mr. Wechsler and his family for a period of five years, equivalent to the coverage already enjoyed by him as a senior officer of our company – as at December 31, 2009, the cost of such coverage would have been $32,221. Mr. Wechsler’s agreement also provides for the forgiveness of any indebtedness of his to the company if he leaves the employment of our company for any reason – as at December 31, 2009, Mr. Wechsler was not indebted to our company.
          Mr. Wechsler’s agreement also contains a covenant on the part of Mr. Wechsler not to compete with our company for a period of 24 months following the date upon which he ceases to be an employee of our company.
          In July 2009, Mr. Wechsler voluntarily agreed to temporarily reduce his annual salary by approximately 24%. Under the terms of this agreement, the aggregate amount by which his salary was reduced will be repaid to him in the event of a change of control of our company occurring prior to the first anniversary of the entering of that agreement.
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
          If we terminate Mr. Ostrin’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, (i) we will pay to him a lump sum amount equal to two times the sum of the highest salary and bonus paid to him during the term of his employment – as at December 31, 2009, this amount would have totaled $3,856,042, (ii) the term insurance, for which we have been reimbursing premiums, will be converted to a level deposit premium insurance policy to age 80, for which we will pay the premiums – as at December 31, 2009, the total premium for such a policy would have amounted to $1,541,934, and (iii) we will acquire medical insurance coverage for Mr. Ostrin and his family for a period of five years, equivalent to the coverage already enjoyed by him as a senior officer of our company – as at December 31, 2009, the cost of such coverage would have been $32,221. Mr. Ostrin’s agreement also provides for the forgiveness of any indebtedness of his to the company if he leaves the employment of our company for any reason – as at December 31, 2009, Mr. Ostrin was indebted to our company in the amount of $48,335, on account of a home loan granted to him in 1996.

          Mr. Ostrin’s agreement also contains a covenant on the part of Mr. Ostrin not to compete with our company for a period of 24 months following the date upon which he ceases to be an employee of our company.
          In July 2009, Mr. Ostrin voluntarily agreed to temporarily reduce his annual salary by approximately 24%. Under the terms of this agreement, the aggregate amount by which his salary was reduced will be repaid to him in the event of a change of control of our company occurring prior to the first anniversary of the entering of that agreement.
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
          If we terminate Mr. Wechsler’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, (i) we will pay to him a lump sum amount equal to two times the sum of the highest salary and bonus paid to him during the term of his employment – as at December 31, 2009, this amount would have totaled $2,093,816, and (ii) the term insurance, for which we have been reimbursing premiums, will be converted to a level deposit premium insurance policy to age 80, for which we will pay the premiums – as at December 31, 2009, the total premium for such a policy would have amounted to $1,000,917. Mr. Wechsler’s agreement also provides for the forgiveness of any indebtedness of his to the company if he leaves the employment of our company for any reason – as at December 31, 2009, Mr. Wechsler was not indebted to our company.
          Mr. Wechsler’s agreement also contains a covenant on the part of Mr. Wechsler not to compete with our company for a period of 24 months following the date upon which he ceases to be an employee of our company.
          In July 2009, Mr. Wechsler voluntarily agreed to temporarily reduce his annual salary by approximately 24%. Under the terms of this agreement, the aggregate amount by which his salary was reduced will be repaid to him in the event of a change of control of our company occurring prior to the first anniversary of the entering of that agreement.
Peter Yanofsky
          Our agreement with Mr. Yanofsky was entered into on November 7, 2007. Under the terms of his agreement, Mr. Yanofsky receives a minimum annual salary and shall be entitled to participate in any bonus plan for senior executives that might be established by our Board of Directors.
          If we terminate Mr. Yanofsky’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, we will pay to him a lump sum amount equal to his then current annual salary — as at December 31, 2009, this amount would have totaled $750,000.
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
          If we terminate Mr. Yanofsky’s employment other than for cause or death or disability, or for any reason following the announcement of a change of control, or if he terminates his employment for good reason (as defined in his agreement) or for any reason following a change of control, we will pay to him a lump sum amount equal to his then current annual salary — as at December 31, 2009, this amount would have totaled $750,000.
          Mr. Yanofsky’s agreement also contains a covenant on the part of Mr. Yanofsky not to compete with our company for a period of 12 months following the date upon which he ceases to be an employee of our company.
Compensation of Directors
     For 2009 each of our non-executive directors receives an annual Board retainer of $40,000 and $1,000 for each Board meeting attended. Those of our non-executive directors who serve as members of a committee of our Board of Directors receive additional compensation as follows: for service as member of either the audit committee or the compensation committee, an annual retainer of $3,000 per committee plus $1,000 for each committee meeting attended. In addition to their annual committee retainers, the chairmen of the audit and compensation committees each receive an annual retainer of $4,000. Starting in 2009, a non-executive director who fails to attend in person at least 50% of the quarterly Board meetings shall receive a reduced annual Board retainer of $20,000.
DIRECTOR COMPENSATION

						Change in
					Non-Equity	Pension Value
					Incentive	& Nonqualified
		Fees Earned	Stock	Option	Plan	Deferred	All Other
		or	Awards	Awards	Compensation	Compensation	Compen-
Name	Year	Paid in Cash	($)	($)	($)	Earnings	sation ($)	Total ($)
Tommy Boman	2009	59,000	0		0	0	0	$59,000
James S. Gertler	2009	72,000	0		0	0	0	$72,000
Jonathan J. Ginns	2009	57,000	0		0	0	0	$57,000
Henry M. Karp	2009	48,000	0		0	0	0	$48,000
Thomas D. Murphy	2009	71,000	0		0	0	0	$71,000
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

          Upon its establishment, 600,000 common shares were authorized for issuance pursuant to options granted under the 1997 Plan. In each of 2000 and 2001, shareholders approved an additional 600,000 shares for issuance under the 1997 Plan. As at March 17, 2010, 649,206 common shares had been issued under the 1997 Plan and 27,200 options were outstanding under the 1997 Plan, leaving 1,123,594 common shares available for issuance pursuant to future option grants under the 1997 Plan.
Equity Compensation Plan Information
     The following table sets forth the number of common shares to be issued upon exercise of outstanding options, rights and warrants issued pursuant to our equity compensation plans, the weighted average exercise price of such options, rights and warrants and the number of common shares remaining available for future issuance under our equity compensation plans, all as at December 31, 2009.
     Our Board of Directors has approved the cancellation of all options outstanding under our stock option plan. The cancellation of any outstanding options and the forfeiture of the option holder’s rights there under are subject to, and will become effective only once the option holder has consented to the cancellation.

Number of
securities
	Number of	Weighted-	remaining
	securities to be	average exercise	available for
	issued upon	price of	future issuance
	exercise of	outstanding	under equity
	outstanding	options,	compensation
	options,	warrants and	plans (excluding
	warrants and	rights	securities reflected
Plan Category	rights	($/Share)	in first column)(1)
Equity compensation plans approved by security holders (1)	27,400	21.05	1,123,394
Total	27,400	21.05	1,123,394

(1)	The 1997 Plan (referred to under “Executive Compensation – Options to Purchase Securities,” above), is our only equity compensation plan that has been approved by shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The following table sets forth, as of March 17, 2010, certain information regarding the beneficial ownership of our common shares by (i) each person known to us to be a beneficial owner of more than 5% of the common shares of our company, (ii) each director and Named Executive Officer of our company and (iii) all directors and executive officers of our company as a group.

	Amount and Nature of	Percent of
	Beneficial Ownership	Ownership in
Name and Address of Beneficial Owner	in Optimal Group	Optimal Group
Renaissance Technologies LLC 800 Third Avenue New York, NY 10022	316,779 (1)	6.15%
Paul J. Solit 825 Third Avenue, 33rd Floor New York, NY 10022	288,203 (2)	5.60%
Neil S. Wechsler 3500 de Maisonneuve Blvd West, 8th Floor, Westmount, PQ, H3Z 3C1	36,121	* *
Holden L. Ostrin 3500 de Maisonneuve Blvd West, 8th Floor, Westmount, PQ, H3Z 3C1	28,571	* *

	Amount and Nature of	Percent of
	Beneficial Ownership	Ownership in
Name and Address of Beneficial Owner	in Optimal Group	Optimal Group
Henry M. Karp 3500 de Maisonneuve Blvd West, 8th Floor, Westmount, PQ, H3Z 3C1	28,571	**
Gary S. Wechsler 3500 de Maisonneuve Blvd West, 8th Floor, Westmount, PQ, H3Z 3C1	38,571	**
Peter Yanofsky 875 Prospect Street, 2nd Floor, La Jolla, CA 92037	135,318 (3)	2.61%
Richard Yanofsky 3500 de Maisonneuve Blvd West, 8th Floor, Westmount, PQ, H3Z 3C1	142,318 (3)	2.74%
James S. Gertler 62 West 62nd Street New York, NY, 10023	60	**
Jonathan J. Ginns 1133 Connecticut Avenue, NW Suite 700, Washington, DC, 200036	0	**
Thomas D. Murphy 1208 Highcrest Lane, Colorado Springs, CO, 80921	11,000	**
Tommy Boman 30 Oyster Landing Road, Hilton Head, SC, 29928	634	**
All directors and executive officers as a group (9 persons)	730,650	2.84%

**	Does not exceed one percent (1%)

(1)	The address of this beneficial owner is 800 Third Avenue, New York, NY, 10022. According to the Schedule 13G/A, dated February 12, 2010, filed with the United States Securities and Exchange Commission by Renaissance Technologies LLC and James H. Simons, Renaissance Technologies LLC is an investment advisor and James H. Simons is a control person of Renaissance Technologies LLC. Each of Renaissance Technologies LLC and James H. Simons has sole voting power and sole dispositive power over 316,779 shares. The information in this table is based exclusively on the most recent Schedule 13G/A filed by this beneficial owners with the United States Securities and Exchange Commission. We make no representation as to the accuracy or completeness of the information reported.

(2)	The address of this beneficial owner is 825 Third Avenue. According to the Schedule 13G/A, dated March 27, 2009, filed with the United States Securities and Exchange Commission by this beneficial owner, Potomac Capital Management, LLC, Potomac Capital Management II, LLC and Potomac Capital Management, Inc., Paul J. Solit holds sole voting power over and dispositive power over 50,420 shares and shared voting power over 237,783 shares. The information in this table is based exclusively on the most recent Schedule 13G/A filed by this beneficial owner with the United States Securities and Exchange Commission. We make no representation as to the accuracy or completeness of the information reported.

(3)	Includes 37,392 common shares underlying vested warrants.
          On March 22, 2010, a group comprised of Richard Yanofsky, Peter Yanofsky, Francois Choi, Eric Lau and 7293411 Canada Inc. (together, the “Reporting Persons”) filed an ownership report on Schedule 13D with the Securities and Exchange Commission indicating that they have formed a group for purposes of considering an acquisition of our issued and outstanding shares. According to the Schedule 13D filing, the Reporting Persons beneficially own a total of 405,576 shares and warrants to purchase an additional 152,192 shares, which in the aggregate represent approximately 10.8% of our shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          Mr. Stephen Shaper a former member of the Board provided us with consulting services through an affiliated company and, as a result, in 2008 we incurred approximately $199,521. Effective September 30, 2008, we no longer used his consulting services.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          Upon the recommendation of our Audit Committee, our shareholders appointed KPMG as our independent auditors for the fiscal year ended December 31, 2009.
Fees Incurred by our Company for KPMG
          The following table shows the fees paid or accrued by our company for the audit and other services provided by KPMG for fiscal 2009 and 2008(1).

	2009	2008

Audit Fees(2)	$845,324	$814,151
Audit-Related Fees(3)	17,513	23,964
Tax Fees(4)	102.635	121,266
All Other Fees(5)	19,212	65,608

Total	$984,684	$1,024,990

(1)	We pay fees to KPMG in Canadian dollars. The respective average exchange rates for 2009 and 2008 used to convert these fees into dollars were: US$1.00=Cdn$1.142 (2009) and US$1.00=Cdn$1.060 (2008).

(2)	Audit fees represent fees for professional services provided in connection with the audit of our consolidated financial statements, the review of our quarterly financial statements and the statutory audit of various foreign subsidiaries.

(3)	Audit-related fees represent primarily fees for sundry accounting consultations.

(4)	Tax fees related to assistance in preparing corporate tax returns, claiming research and development tax credits and sundry tax consultations.

(5)	All other fees relates primarily to financial due diligence in connection with acquisitions.
          The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent auditors and associated fees up to a maximum for any one non-audit service of $50,000, provided that the Chairman shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting. The Audit Committee pre-approved the following non-audit services to be performed by our independent auditors, provided that the Chief Financial Officer shall report any decisions to authorize such non-audit services and fees to the full Audit Committee at its next regular meeting: tax advisory services of up to Cdn$60,000 during each fiscal year, provided that no individual mandate is estimated by our independent auditors to cost in excess of Cdn$20,000; acquisition-related financial due diligence services of up to Cdn$150,000 during each fiscal year, provided that no individual mandate is estimated by our independent auditors to cost in excess of Cdn$25,000; and, other, general services of up to Cdn$60,000 during each fiscal year, provided that no individual mandate is estimated by our independent auditors to cost in excess of Cdn$10,000. Approximately 77% of the audit-related and non-audit services performed by our independent auditors in 2009 were approved by the Chairman of the Audit Committee or our Chief Financial Officer through the pre-approval policies.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Exhibit

3.1	Certificate and Articles of Continuance as amended.

3.2
By-laws as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2009, filed with the Commission on November 13, 2009)

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

Exhibit
Number	Exhibit

10.15	Recommended cash offer by Optimal Acquisition Inc. for FireOne Group plc (incorporated by reference to Exhibit 99 to the Company’s Form 8-K, filed with the Commission on December 18, 2006)

10.16
Employment Agreement with Douglas P. Lewin (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 15, 2007)

10.17
Amendment to Employment Agreement with Douglas P. Lewin (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 15, 2007)

10.18
Employment Agreement with Benjamin A. Dalfen (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 15, 2007)

10.19
Asset Purchase Agreement dated September 26, 2007 among Optimal Group Inc., Wow Wee Limited, Wow Wee Group Company, WowWee Marketing, Inc., Power Assets Pacific Ltd., Richard Yanofsky, Peter Yanofsky, David Goldhar, and Eric Lau Tung Ching (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on October 2, 2007)

10.20
Amendment dated as of November 7, 2007 to Asset Purchase Agreement dated September 26, 2007 among Optimal Group Inc., Wow Wee Limited, Wow Wee Group Company, WowWee Marketing, Inc., Power Assets Pacific Ltd., Richard Yanofsky, Peter Yanofsky, David Goldhar, and Eric Lau Tung Ching (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on November 13, 2007)

10.21
Asset Purchase Agreement among Optimal Payments Inc., Optimal Payments Limited, Optimal Payments (Ireland) Limited, Optimal Payments Corp. and 7012985 Canada Inc., on its behalf and/or that of a designee, with the interventions of Card One Plus Ltd. and Optimal Group Inc., dated August 5, 2008 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on August 11, 2008)

10.22
Amendment dated as of September 30, 2008 to Asset Purchase Agreement among Optimal Payments Inc., Optimal Payments Limited, Optimal Payments (Ireland) Limited, Optimal Payments Corp. and 7012985 Canada Inc., on its behalf and/or that of a designee, with the interventions of Card One Plus Ltd. and Optimal Group Inc., dated August 5, 2008 (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K, filed with the Commission on October 7, 2008)

10.23
Purchase and Sale Option Agreement among Optimal Payments Corp., United Bank Card, Inc. and Jared Isaacman, dated as of February 2, 2009 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on February 6, 2009)

10.24
Warrant issued by United Bank Card, Inc. to Optimal Payments Corp. dated February 2, 2009 (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K, filed with the Commission on February 6, 2009)

10.25
Base salary reduction agreement with Neil S. Wechsler (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed with the Commission on November 13, 2009)

10.26
Base salary reduction agreement with Holden L. Ostrin (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed with the Commission on November 13, 2009)

10.27
Base salary reduction agreement with Gary S. Wechsler (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed with the Commission on November 13, 2009)

21	List of Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit

32.2	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 10, 2004)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2010	Optimal Group Inc.
	By:	/s/ NEIL S. WECHSLER
Neil S. Wechsler,
Co-Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ GARY S. WECHSLER
Gary S. Wechsler,
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2010	By:	/s/ NEIL S. WECHSLER Neil S. Wechsler, Director

March 31, 2010	By:	/s/ HOLDEN L. OSTRIN Holden L. Ostrin, Director

March 31, 2010	By:	/s/ TOMMY BOMAN Tommy Boman, Director

March 31, 2010	By:	/s/ JAMES S. GERTLER James S. Gertler, Director

March 31, 2010	By:	/s/ JONATHAN J. GINNS Jonathan J. Ginns, Director

March 31, 2010	By:	/s/ HENRY M. KARP Henry M. Karp, Director

March 31, 2010	By:	/s/ THOMAS D. MURPHY Thomas D. Murphy, Director