Form 10-Q
period 2010-03-31
OPTIMAL GROUP INC
filed 2010-05-19
CIK 1015923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).	Yes ☐ No ☒

At May 17, 2010 the registrant had 5,148,735 common shares designated as Class “A” shares (without nominal or par value) outstanding.

OPTIMAL GROUP INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements of
(Unaudited)

OPTIMAL GROUP INC.

Three months ended March 31, 2010 and 2009
(expressed in U.S. dollars)

OPTIMAL GROUP INC.
Condensed Consolidated Financial Statements

Three months ended March 31, 2010 and 2009
(expressed in U.S. dollars)

Financial Statements

Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss	5

Unaudited Condensed Consolidated Statements of Shareholders’ Equity	6

Unaudited Condensed Consolidated Statements of Cash Flows	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

OPTIMAL GROUP INC.
Condensed Consolidated Balance Sheets

March 31, 2010 and December 31, 2009
(expressed in thousands of U.S. dollars)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$15,449	$19,915
Accounts and other receivables (net of allowance for doubtful accounts of $461; 2009 - $369)	4,538	14,573
Inventories	9,505	12,813
Prepaid expenses and deposits	1,549	1,802
Current assets related to discontinued operations	987	1,156
	32,028	50,259

Balance of sale receivable	3,392	3,500
Property and equipment	3,310	3,512
Intangible assets	17,713	18,821

	$56,443	$76,092
Liabilities and Shareholders’ Equity
Current liabilities:
Bank indebtedness	$6,788	$8,848
Accounts payable and accrued liabilities	22,475	30,575
Accounts payable and accrued liabilities related to discontinued operations	4,013	4,263
Income taxes payable	1,625	1,063
	34,901	44,749

Deferred income taxes	6,546	6,298
Long-term debt	3,081	3,319

Shareholders' equity:
Share capital	252,488	252,488
Warrants	2,696	2,696
Additional paid-in capital	65,746	65,746
Deficit	(305,998)	(296,187)
Accumulated other comprehensive loss	(3,017)	(3,017)
	11,915	21,726
Contingencies and guarantees (note 9)
Basis of presentation and going concern (note 1)
	$56,443	$76,092

See accompanying notes to unaudited condensed consolidated financial statements.

OPTIMAL GROUP INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

Three months ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except per share amounts)

	2010	2009

Revenues	$7,187	$2,129
Other revenues (note 11 (d))	568	797

Expenses:
Cost of sales	5,868	1,462
Selling, general and administrative, excluding amortization and stock-based compensation	9,017	8,503
Stock-based compensation pertaining to selling, general and administrative	–	1,457
Research and development	452	659
Operating leases	441	430
Amortization (note 11 (f))	2,126	3,325

Loss from continuing operations before undernoted item	(10,149)	(12,910)

Investment income	314	245

Loss from continuing operations before income tax	(9,835)	(12,665)

Income tax expense	–	127

Net loss from continuing operations	(9,835)	(12,792)

Net earnings from discontinued operations, net of income taxes (note 3)	24	357

Net loss and comprehensive loss	$(9,811)	$(12,435)

Weighted average number of shares:
Basic and diluted	5,148,735	5,148,445

(Loss) earnings per share:
Continuing operations:
Basic and diluted	(1.91)	(2.48)
Discontinued operations:
Basic and diluted	–	0.07
Net:
Basic and diluted	(1.91)	(2.41)

See accompanying notes to unaudited condensed consolidated financial statements.

OPTIMAL GROUP INC.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Three months ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars)

	Class "A" shares			Addi- tional paid-in		Accu- mulated other compre- hensive
	Number	Dollars	Warrants	capital	Deficit	loss	Total

Balance, December 31, 2009	5,148,735	$252,488	$2,696	$65,746	$(296,187)	$(3,017)	$21,726

Net loss	–	–	–	–	(9,811)	–	(9,811)

Balance, March 31, 2010	5,148,735	$252,488	$2,696	$65,746	$(305,998)	$(3,017)	$11,915

Balance, December 31, 2008	5,148,445	$252,488	$2,696	$64,173	$(222,849)	$(3,017)	$93,491

Stock-based compensation	–	–	–	1,457	–	–	1,457

Net loss	–	–	–	–	(12,435)	–	(12,435)

Balance, March 31, 2009	5,148,445	$252,488	$2,696	$65,630	$(235,284)	$(3,017)	$82,513

See accompanying notes to unaudited condensed consolidated financial statements.

OPTIMAL GROUP INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Three months ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars)

	2010	2009

Cash flows (used in) from operating activities:
Net loss	$(9,811)	$(12,435)
Add earnings from discontinued operations	(24)	(357)
Net loss from continuing operations	(9,835)	(12,792)

Adjustments for items not affecting cash:
Amortization	2,126	3,325
Deferred income taxes	248	(211)
Stock-based compensation	–	1,457
Foreign exchange	(507)	(346)
Net change in operating assets and liabilities (note 11 (a))	5,462	4,913
Operating cash flows used in discontinued operations	(55)	(441)
	(2,561)	(4,095)

Cash flows (used in) from financing activities:
Decrease in bank indebtedness	(1,709)	(4,105)
Repayment of long-term debt	(42)	(40)
	(1,751)	(4,145)

Cash flows (used in) from investing activities:
Purchase of property, equipment and intangible assets	(219)	(451)
Net proceeds from maturity of short-term investments	—	6,296
Proceeds from disposition of payment processing businesses	—	1,035
Proceeds from balance of sale receivable	108	106
Transaction costs related to business acquisitions and disposals	—	(58)
	(111)	6,928

Effect of exchange rate changes on cash and cash equivalents during the period	(43)	(219)

Net decrease in cash and cash equivalents	(4,466)	(1,531)

Cash and cash equivalents, beginning of period	19,915	32,849

Cash and cash equivalents, end of period	$15,449	$31,318

Supplemental cash flow information (note 11)

See accompanying notes to unaudited condensed consolidated financial statements.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Periods ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

1.	Basis of presentation and going concern:

These condensed consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (U.S. GAAP).  The unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods.  With the exception of changes referred to in note 2, these interim condensed consolidated financial statements follow the same accounting policies and methods of their application as described in note 4 and note 25 to the annual audited consolidated financial statements for the year ended December 31, 2009.  The interim condensed consolidated financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the most recent annual audited consolidated financial statements of Optimal Group Inc. (the "Company") as at and for the year ended December 31, 2009.

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis in accordance with U.S. GAAP. The going-concern basis of presentation assumes that the Company will continue its operations for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The Company incurred a net loss from continuing operations of $67,750 for the year ended December 31, 2009 and $9,835 for the quarter ended March 31, 2010 and a net cash outflows from operating activities excluding discontinued operations of $19,794 for the year ended December 31, 2009 and $2,506 for the quarter ended March 31, 2010. The recent banking and financial crisis and the global economic recession have created an extremely challenging retail and economic environment in the United States, Canada and Europe, which has negatively impacted the Company’s operating performance and potentially that of our customers and suppliers. The Company’s ability to continue as a going concern depends on the success of management’s plans to overcome these conditions, ultimately achieve positive cash flows from operations and become profitable.

The Company currently funds the majority of its operations from its cash and cash equivalents and bank indebtedness. The majority of its bank indebtedness is based on qualifying accounts receivable and is otherwise not fully available to be drawn on during seasonal low sales periods due to the lack of accounts receivable available at the time. The Company has been unable to secure any new significant sources of financing not secured by accounts receivable which will be required during low seasonal sales periods of the year. The Company’s balance of cash and cash equivalents generally decreases during the second and third quarters of the year, as cash is used to fund product development and production, and increases in the fourth and first quarters in connection with the shipping and collection periods. During the first quarter of 2010, the cash and cash equivalents decreased which is contrary to the usual trend for a first quarter.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Periods ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

1.	Basis of presentation and going concern (continued):

If operating performance continues its current trend, the Company will require financing in order to meet its cash flow requirements and fund its operations especially during the second and third quarters of 2010. However, additional financing may not be available in amounts or on terms that are acceptable to the Company. Without financing, the Company may be unable to fund product development and the production of inventory required for sales in the third and fourth quarters and therefore will not be able to capitalize on potential future sales. Refer to note 15, for the details of a take-over bid to purchase the Company's outstanding shares, which is being supported by the Company. If the Company is unable to obtain additional financing in the near term, it may be required to curtail operations in order to offset the lack of available funding, which could have a material adverse impact on the Company, and, consequently, there is a substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate.  If the going concern basis was not appropriate for these condensed consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the going concern basis is dependent upon, among other things, future profitable operations, the ability to negotiate new sources of financing, and the ability to generate sufficient cash from operations and financing arrangements to meet its obligations.

The results of certain payment processing portfolios which were sold in 2009 are presented separately under discontinued operations in the condensed consolidated statements of operations and comprehensive loss for the current and prior periods.  The balance sheet also presents the assets and liabilities related to the discontinued operations separately at the end of the current period and the prior year.

The effect of the takeover transaction as described in note 15 on the Company's financial position and future cash flows was not considered in the preparation of the condensed consolidated financial statements for the period ended March 31, 2010.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Periods ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

2.	Changes in accounting policies:

(a)	New accounting policies:

Effective January 1, 2010, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets, which was primarily codified into FASB ASC Topic 860, Transfers and Servicing. SFAS No. 166 amends SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and the Extinguishments of Liabilities, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

3.	Business disposals:

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

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Periods ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business disposals (continued):

During fiscal 2009, the monthly residuals earned on the underlying portfolio, which are applied to the balance of sale receivable, decreased significantly compared to amounts initially forecasted. During the fourth quarter of 2009, the Company concluded that the asset was impaired and, based on the present value of estimated future cash flows, recorded a provision of $6,504 to write down the receivable to its estimated recoverable amount of $3,500. If the monthly residuals earned on the underlying portfolio decrease significantly compared to the revised forecast, this asset could become further impaired in the near term.

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

At March 31, 2010, the Company continues to operate one merchant portfolio that previously formed part of the payment processing segment.

The results of operations for these disposed businesses are included in discontinued operations in the condensed consolidated statements of operations and comprehensive loss, and the remaining assets and liabilities of these segments are classified as discontinued in the consolidated balance sheets.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Periods ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

3.	Business disposals (continued):

Sale of Payment Processing Portfolios (continued):

The following table summarizes the book value of the assets and liabilities relating to the businesses sold during fiscal 2009:

March 31, 2009

Current assets:
Accounts receivable	$160
Inventories	74
234

Long-term assets:
Property and equipment	72
Intangible assets	11,286
11,358

Net assets sold	11,592

Proceeds from sale, net of transaction cost of $58 and adjustments of $1,019	10,958

Net loss on sale of net assets	$(634)

The summarized results of operations of the businesses disposed of are as follows:

	March 31, 2010	March 31, 2009

Revenues	$–	$1,507

Loss before income tax	$(78)	$(451)

Net earnings from discontinued operations	$24	$991

Net loss on sale of net assets	–	(634)

Net earnings from discontinued operations	$24	$357

The results of operations include management assumptions and adjustments related to cost allocations, which are inherently subjective.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Periods ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

4.	Inventories:

	March 31, 2010	December 31, 2009

Raw materials	$2,763	$2,763
Finished goods	6,742	10,050

	$9,505	$12,813

5.	Intangible assets:

March 31, 2010
	Gross carrying	Accumulated	Net book
	amount	amortization	value

Customer relations	$23,228	$11,471	$11,757
ISO/ISA relations	5,608	4,253	1,355
Tradename	11,459	6,858	4,601
Other	299	299	–

	$40,594	$22,881	$17,713

December 31, 2009
	Gross carrying	Accumulated	Net book
	amount	amortization	value

Customer relationships and service agreements	$23,228	$10,944	$12,284
ISO/ISA relations	5,608	4,118	1,490
Tradename	11,459	6,412	5,047
Other	299	299	–

	$40,594	$21,773	$18,821

The banking and financial crisis and global recession has negatively impacted the Company’s operating performance (refer to Note 1).  It is reasonably possible that the Company’s determination that these intangibles are not impaired could change in the near term should the Company’s operating performance deteriorate lower than forecasted.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Periods ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

6.	Long-term debt:

	March 31, 2010	December 31, 2009

Loan payable to a selling shareholder, repayable in installments of $675 (EUR 500) per year beginning in 2011, maturing in 2014, bearing interest at 7% (EUR 2,000 (2009 - EUR 2,000))	$2,701	$2,863

Other loans, bearing interest at rates ranging from 5% to 7.55% (2009 - 5% to 7.9%) (EUR 406 (2009 - EUR 443))	549	635
	3,250	3,498

Less current portion (included in accounts payable and accrued liabilities)	169	179

Long-term debt	$3,081	$3,319

7.	Share capital:

On August 7, 2009, the shareholders of the Company approved an amendment to the Articles of Continuance of the Company to consolidate all issued and outstanding Class "A" shares on the basis that each holder of  a Class “A” share shall receive one (1) Class "A" share for every five (5) Class "A" shares so consolidated. The share consolidation became effective on August 26, 2009 upon filing of the Articles of Amendment and issuance of a Certificate of Amendment in respect thereof. As a result, the issued and outstanding Class "A" shares decreased from 25,742,223 Class "A" shares to 5,148,735 Class "A" shares, which include 290 shares required to satisfy the fractional share requirements. All share, stock option, EPS and warrant amounts have been retroactively adjusted for all periods presented.

On November 5, 2008, the Board of Directors renewed its stock buyback program authorizing the Company to purchase up to 5% of its outstanding Class "A" shares on the open market through the facilities of the Nasdaq Stock Market.  The 2008 program expired on November 20, 2009 and has not been renewed. There were no shares repurchased during the three months ended March 31, 2009.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Periods ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

8.	Stock options and warrants:

(a)	Optimal Group Inc.:

The Company has various stock-based incentive plans for employees and directors. A description of the plans is provided in Note 15 to the 2009 annual audited consolidated financial statements. During the three months ended March 31, 2009, the Company cancelled 975,042 options under the plans.  This cancellation resulted in an expense of $1,486 representing the remaining unrecognized stock-based compensation cost related to the cancelled options.  All approvals required for these cancellations were obtained during the period.

Details of outstanding stock options are as follows:

	Number of options	Weighted average exercise price per share

Options outstanding December 31, 2009	27,400	$21.05

Expired	(200)	21.05

Options outstanding March 31, 2010	27,200	$21.05

During the three-month period ended March 31, 2010 and 2009, no options were granted.

As at March 31, 2010, 27,200 (March 31, 2009 - 34,222) stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

The remaining options have a weighted average remaining contractual life of 4.63 years, and all of these options were exercisable at March 31, 2010.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Periods ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

8.	Stock options and warrants (continued):

(a)	Optimal Group Inc. (continued):

At March 31, 2010, there are 164,000 warrants outstanding, exercisable at an exercise price of $27.80.  These warrants expire in November 2014.  All of these warrants could potentially dilute basic earnings per share in the future.  All of these warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive for the three-month periods ended March 31, 2010 and 2009.

The intrinsic value of all options and warrants was nil as at March 31, 2010 and December 31, 2009.

(b)	Terra Payments Inc.:

All options under the Terra Payments Inc. plan expired in April 2009. At March 31, 2009, 5,136 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

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

Periods ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

9.	Contingencies and guarantees (continued):

(d)
In October 2009, the Company entered into a non-prosecution agreement with the U.S. Attorney's Office related to the Company's processing of settlement transactions from online gambling originating from United States customers. The Company ceased to process such transactions in 2006. Pursuant to the non-prosecution agreement and on the basis of advice received by management that a court would not enforce the Company's obligation to pay certain merchant reserve accounts payable balances, liabilities in the amount of $9,642 were derecognized (reversed) in the third quarter of fiscal 2009. Certain of these merchants may nevertheless initiate legal proceedings against the Company in an attempt to enforce payment of the liabilities that have been derecognized (reversed), which the Company would be forced to defend. The Company has not recorded any provision in relation to these potential proceedings because the amount of loss, if any, is not determinable.

(e)
The Company has granted a letter of guarantee, issued by highly rated financial institutions, to indemnify third parties in the event the Company does not perform its contractual obligations.  As at March 31, 2010, and as at December 31, 2009, the maximum potential liability under this letter of guarantee was $110.

As at March 31, 2010 and December 31, 2009, the Company recorded no liability with respect to this guarantee, as the Company does not expect to make any payment for the aforementioned items.  Management believes that the fair value of the non-contingent obligations, to stand ready to perform in the event that specified triggering events or conditions occur, approximates the cost of obtaining the letter of guarantee.

10.	Income taxes:

During the three-month period ended March 31, 2010, the Company recorded an income tax provision of nil. The difference between the effective tax rate of 0% and the expected statutory tax rate of 31% is mainly due to the fact that the Company has recorded a valuation allowance with respect to certain net operating losses which the Company does not believe are more likely than not to be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon generation of future taxable income, the reversal of taxable temporary differences, and/or tax planning strategies.

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Periods ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

11.	Supplemental disclosure of cash flows and other information:

(a)	Net change in operating assets and liabilities:

	March 31, 2010	March 31, 2009

Accounts receivable	$10,035	$17,680
Inventories	3,308	(1,436)
Prepaid expenses and deposits	254	853
Accounts payable and accrued liabilities	(8,697)	(11,456)
Income taxes payable	562	(728)

Net change in operating assets and liabilities	$5,462	$4,913

(b)	Cash and cash equivalents:

	March 31,	December 31,
	2010	2009

Cash and cash equivalents consist of:
Cash balances with banks	$10,278	$14,745
Short-term investments, bearing nominal interest.	5,171	5,170

	$15,449	$19,915

(c)	Non-cash transactions:

	March 31,	March 31,
	2010	2009

Change in additions of property, equipment and intangibles included in accounts payable and accrued liabilities	$597	$451

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Periods ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

11.	Supplemental disclosure of cash flows and other information (continued):

(d)	Other revenues:

At March 31, 2010, the Company continues to operate a merchant portfolio. Effective January 1, 2009, the results of operations of the remaining merchant portfolio is presented on a net basis and as part of “Other Revenues” in the condensed consolidated statement of operations and comprehensive loss. Included are gross revenues of $5,367 (March 31, 2009 - $6,321), net of transaction processing costs and commissions of $4,799 (March 31, 2009 - $5,524). Other expenses related to the merchant portfolio and not included in “Other Revenues” are amortization of intangibles of $345 (March 31, 2009 - $652).

Included in intangible assets on the condensed consolidated balance sheets is $3,447 (December 31, 2009 - $3,791) of customer and ISO/ISA relations, related to the remaining portfolio. Total assets related to the portfolio are comprised mainly of intangible assets.

(e)	Foreign exchange:

Included in “Selling, general and administrative expenses” in the condensed consolidated statement of operations and comprehensive loss is a foreign exchange (loss) gain relating to financial assets and liabilities of ($314) for the three-month period ended March 31, 2010 (March 31, 2009 - $24).

(f)	Amortization:

	March 31,	March 31,
	2010	2009

Amortization of intangibles pertaining to cost of sales and transaction processing	$1,109	$2,550
Amortization of equipment pertaining to cost of sales	569	588
Amortization of equipment pertaining to selling, general and administrative	448	187

	$2,126	$3,325

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Periods ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

12.	Financial instruments:

(a)	Fair values:

The Company has determined that the fair value of its short-term financial assets and liabilities approximates their respective carrying values as at the balance sheet dates because of the short-term maturity of those instruments.  The fair value of the long-term loan payable to a selling shareholder is not determinable as the terms were agreed to by related parties. The carrying value of other loans also approximates its fair value. The fair value of other loans is calculated using the present value of future principal payments discounted at the current market rate for the remaining term to maturity.

(b)	Financial income and expense:

(i)	Other income includes interest income earned on cash equivalents and short-term investments and on balance of sale receivable.

(ii)
The Company recorded a bad debt expense of $112 for the three-month period ended March 31, 2010 (March 31, 2009 - $288) in "Selling, general and administrative expenses" in the condensed consolidated statement of operations and comprehensive loss.

(c)	Other:

The Company seeks to mitigate its exposure to foreign currency transaction risk which is mainly due to purchases of inventory denominated in foreign currencies in relation to the Company’s European subsidiary, by monitoring its foreign currency transaction exposure for the year and partially manage such exposure using foreign currency forward exchange contracts. At March 31, 2010, the Company had entered into forward and future contract to sell Euro and to buy US dollars with a notional amount of $4,875 (March 31, 2009 - $3,700) at rate of 1.3567 and 1.3663 US/EUR (March 31, 2009 - 1.2622 to 1.3615 US/EUR). The contract matured in April 2010 (March 31, 2009 - various dates to April 30, 2009). The Company has also entered into an interest rate swap contract (from variable rate receive to fixed rate pay) on a notional amount of EUR 1,000. This contract matures in March 2013.  At March 31, 2010 and 2009, the fair values of these contracts were not significant.

13.	Segmented information:

During the period ended March 31, 2010, the Company operated in the consumer robotic, toy and entertainment products segment.  Prior to fiscal 2009, the Company also operated in the payment processing segment, which is now considered a discontinued operation with the exception of a residual portfolio (refer to note 11 (d)).

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Periods ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Canadian/U.S. reporting differences:

The consolidated financial statements of the Company are prepared in accordance with U.S. GAAP, which conform, in all material respects, with Canadian GAAP, except as described below:

(a)	Consolidated balance sheets:

Differences between U.S. and Canadian GAAP in the presentation of share capital, additional paid-in capital and deficit are as follows:

(i)	Share capital:

	March 31,	December 31,
	2010	2009

Share capital in accordance with U.S. GAAP	$252,488	$252,488
Stock-based compensation costs on options exercised: (1)
Cumulative effect of prior years	(39,868)	(39,868)
Change in reporting currency (2)	(2,588)	(2,588)

Share capital in accordance with Canadian GAAP	$210,032	$210,032

(ii)	Additional paid-in capital:

	March 31,	December 31,
	2010	2009

Additional paid-in capital in accordance with U.S. GAAP	$65,746	$65,746
Stock-based compensation costs: (1)
Cumulative effect of prior years	(68,757)	(68,757)
Stock-based compensation costs on options exercised: (1)
Cumulative effect of prior years	39,868	39,868
Change in reporting currency (2)	(968)	(968)

Additional paid-in capital in accordance with Canadian GAAP	$35,889	$35,889

OPTIMAL GROUP INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Periods ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Canadian/U.S. reporting differences (continued):

(a)	Consolidated balance sheets (continued):

(iii)	Deficit:

	March 31,	December 31,
	2010	2009

Deficit in accordance with U.S. GAAP	$(305,998)	$(296,187)
Stock-based compensation costs: (1)
Cumulative effect of prior years	68,757	68,757
Stock-based compensation to non-employees (1)	834	834
Change in reporting currency (2)	1,189	1,189

Deficit in accordance with Canadian GAAP	$(235,218)	$(225,407)

(1)	Stock-based compensation:

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

Periods ended March 31, 2010 and 2009
(expressed in thousands of U.S. dollars, except share and per share amounts)

14.	Canadian/U.S. reporting differences (continued):

(b)	Accumulated other comprehensive loss:

Accumulated other comprehensive loss under Canadian GAAP is $(1,484) as at March 31, 2010 and December 31, 2009, which resulted solely from the translation of the financial statements up to June 30, 2000, the date on which the Company adopted the United States dollar as its functional currency, in accordance with the current rate method. Prior to the change in functional currency which occurred as of June 30, 2000, the Company adopted the USD as its reporting currency during 1998, and used the current rate method under US GAAP compared to a translation of convenience method under Canadian GAAP.

15.	Takeover bid to purchase the Company's outstanding shares:

On March 16, 2010, the Company entered into a Support Agreement with a corporation (the "Offeror") established by two directors of the Company's wholly-owned subsidiaries. Under the terms of the Support Agreement, the Offeror has agreed to make an offer by way of a takeover bid for all of the outstanding shares of the Company at an offer price of $2.40 per share, to be paid in cash and the Company has agreed to support the Offer. As a result of the directors' involvement with the Offeror, the offer will be an "insider bid" and a going private transaction for purposes of applicable securities laws. Under the terms of the Support Agreement, the Company has agreed to pay a termination fee of approximately $500 to the Offeror if the Support Agreement is terminated in certain circumstances. The takeover bid circular containing the full terms of the offer was filed on March 31, 2010. The offer will remain open for acceptance until May 21, 2010.

In connection with the offer, certain senior officers of the Company have entered into an agreement with the Offeror whereby they will receive certain assets of the Company in partial satisfaction of the severance payments that will be owing to them upon the closing of the transaction. Included in the assets to be transferred to the senior officers are the balance of sale receivable and other intangible assets related to the discontinued payment processing business with a carrying value of $6,839 at March 31, 2010.

16.	Comparative figures:

Certain of the comparative figures have been reclassified in order to conform with the current period’s presentation.

Item 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of our Company describes our business, seasonality and trends within our business environment, the critical accounting policies of our Company that will help you understand our interim condensed consolidated financial statements, and the principal factors affecting our results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated financial statements and management discussion and analysis for the year ended December 31, 2009, and the factors set forth below under “Cautionary Statements Regarding Forward-Looking Statements”. Effective January 1, 2009, we prepare our interim condensed consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States, with a reconciliation to Canadian GAAP, as disclosed in note 14 of the notes to our interim condensed consolidated financial statements. Previously, our accounting principles conformed to Canadian GAAP and reconciled differences with U.S. GAAP through our financial statement disclosures.

In this Form 10-Q, except where otherwise indicated, references to “dollars” or “$” are to United States dollars, references to our “common shares” are to our Class “A” shares, references to “our interim condensed consolidated financial statements” are to our interim condensed consolidated financial statements as at and for the period ended March 31, 2010, which are included in “Item 1.  Financial Statements”, and all dollar amounts, except those expressed in millions of dollars, are rounded to the nearest thousand. Any reference in this Form 10-Q to uniform resource locator (URL) website locations are inactive textual references only and the contents of such websites do not form a part of this Form 10-Q.

Cautionary Statements Regarding Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expects”, “intends”, “anticipates”, “plans”, “believes”, “seeks”, “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, but are not limited to, statements about our current expectations with respect to our future growth strategies, results, opportunities and prospects, competitive position and industry environment. These forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, or those of the markets we serve, to differ materially from those expressed in, or implied by, these forward-looking statements, including:

•	our ability to continue as a going concern;

•	general economic, legal and business conditions in the markets we serve;

•	our existing cash and cash equivalents could prove to be inadequate to meet our funding requirements;

•	our ability to continue to satisfy Nasdaq's conditions for continued listing of our common shares on The NASDAQ Global Market;

•	our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances;

•	our ability to successfully implement our strategies for our WowWee business;

•	changing consumer preferences for electronics and play products;

•	the seasonality of retail sales;

•	concentration among our major retail customers for the products of our WowWee business;

•	increased competition;

•	our ability to protect our intellectual property;

•	currency exchange rate fluctuations;

•	the price and supply of raw materials used to manufacture WowWee’s products;

•	economic, social and political conditions in China, where WowWee’s products are manufactured;

•	existing and future government regulations and disputes with governmental authorities;

•	product liability claims and product recalls;

•	litigation;

•	our ability to retain key personnel;

•	consumer confidence in the security of financial information transmitted via the Internet;

•	levels of consumer and merchant fraud, disputes between consumers and merchants and merchant insolvency;

•	liability for merchant chargebacks;

•	our ability to safeguard against breaches of privacy and security when processing electronic transactions and use of our payments systems for illegal purposes;

•	the imposition of and our compliance with rules and practice procedures implemented by credit card associations;

•	our relationships with our suppliers and the banking associations that we rely upon to process our electronic transactions;

•	disruptions in the function of our electronic payments systems and technological defects; and

•	the factors described under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Future operations

Basis of Presentation and Going Concern

The accompanying interim condensed consolidated financial statements have been prepared on a going concern basis in accordance with U.S. GAAP. The going-concern basis of presentation assumes that we will continue our operations for the foreseeable future and be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

We have incurred a net loss from continuing operations of $9.8 million for the three-month period ended March 31, 2010 ($67.8 million for the year ended December 31, 2009) and net cash outflows from operating activities excluding discontinued operations of $2.5 million for the three month period ended March 31, 2010 ($19.8 for the year ended December 31, 2009). The recent banking and financial crisis and the global economic recession have created an extremely challenging retail and economic environment in the United States, Canada and Europe, which has negatively impacted our operating performance and potentially that of our customers and suppliers. Our ability to continue as a going concern depends on the success of management’s plans to overcome these conditions and ultimately achieve positive cash flows from operations and become profitable.

We currently fund the majority of our operations from our cash and cash equivalents and bank indebtedness. The majority of our bank indebtedness is based on qualifying accounts receivable and is otherwise not fully available to be drawn on during seasonal low sale periods due to the lack of accounts receivable available at the time. We have been unable to secure any new significant sources of financing not secured by accounts receivable which will be required during low seasonal sale periods of the year. Our balance of cash and cash equivalents generally decreases during the second and third quarters of the year, as cash is used to fund product development and production, and increases in the fourth and first quarters in connection with the shipping and collection periods. During the first quarter 2010, the cash and cash equivalents decreased which is contrary to the usual trend for a first quarter.

If operating performance continues its current trend, we will require financing in order to meet our cash flow requirements and fund our operations especially during the second and third quarters of 2010. However, additional financing may not be available in amounts or on terms that are acceptable to us. Without financing, we may be unable to fund product development and the production of inventory required for sales in the third and fourth quarters and therefore will not be able to capitalize on potential future sales. Refer to note 15 of the notes to our interim condensed consolidated financial statements for the three-month period ended March  31, 2010, for the details of a take-over bid to purchase our outstanding shares which is being supported by us. If we are unable to obtain additional financing in the near term, we may be required to curtail operations in order to offset the lack of available funding, which could have a material adverse impact on us, and consequently, there is a substantial doubt about our ability to continue as a going concern.

Our interim condensed consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate.  If the going concern basis was not appropriate for these interim condensed consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the going concern basis is dependent upon, among other things, future profitable operations, the ability to negotiate new sources of financing and the ability to generate sufficient cash from operations and financing arrangements to meet our obligations.

The results of certain payment processing portfolios which were sold in 2009, are presented separately under discontinued operations in the interim condensed consolidated statements of operations and comprehensive loss for the current and prior periods.  The balance sheet also presents the assets and liabilities related to the discontinued operations separately at the end of the current period and the prior year.

The effect of the take-over transaction as described in note 15 of the notes to our interim condensed consolidated financial statements for the three-month period ended March 31, 2010, on our financial position and future cash flows, was not considered in the preparation of the interim condensed consolidated financial statements for the three-month period ended March 31, 2010.

Recent Developments

On March 16, 2010, we entered into a Support Agreement with a corporation (the "Offeror") established by two directors of our wholly-owned subsidiaries. Under the terms of the Support Agreement, the Offeror has agreed to make an offer by way of a takeover bid for all of the outstanding shares of Optimal Group Inc., at an offer price of $2.40 per share to be paid in cash and we have agreed to support the Offer. As a result of the directors' involvement with the Offeror, the offer will be an "insider bid" and a going private transaction for purposes of applicable securities laws. Under the terms of the Support Agreement, we have agreed to pay a termination fee of approximately $0.5 million to the Offeror if the Support Agreement is terminated in certain circumstances. The takeover bid circular containing the full terms of the offer was filed on March 31, 2010. The offer will remain open for acceptance until May 21, 2010.

In connection with the offer, certain of our senior officers have entered into an agreement with the Offeror whereby they will received certain of our assets in partial satisfaction on the severance payments that will be owing to them upon the closing of the transaction. Included in the assets to be transferred to the senior officers are the balance of sale receivable and other intangible assets related to the discontinued payment processing business with a carrying value of $6.8 million at March 31, 2010.

Overview

During the period ended March 31, 2010, we operated in the consumer robotic, toy and entertainment product segment through WowWee, which is comprised of WowWee Group Limited, WowWee Canada Inc., WowWee USA, Inc. and WW Sablon Holdings. We design, develop, market and distribute technology-based, consumer robotic, toy and entertainment products.  In the first and second quarters of 2009, we operated in a second segment, through Optimal Merchant Services Inc. (formerly, Optimal Payments Corp.) where we processed credit card payments for retail point-of-sale merchants, and which is now primarily considered discontinued operations with the exception of a portfolio of small and medium-sized retail point-of-sale merchant processing. Optimal Merchant Services Inc. also holds a balance of sale from the disposition in 2009 of a stream of residual payments under a card-present merchant portfolio.

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

WowWee products are sold in a range of brick and mortar channels, including grocery stores, pharmacies, toy shops, department stores and high-end consumer technology stores. A majority of our retail customers in the United States also carry the full line of WowWee products on their Internet sales sites. Online sales of WowWee’s products are also made available through Internet-based “e-tailers” such as Amazon.com and Buy.com.

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

We ship products in accordance with delivery schedules specified by our customers, who usually request delivery of their products within three to six weeks of the date of their orders on orders shipped FOB China or Hong Kong and within three to five days on orders shipped domestically. Because customer orders may be canceled at any time without penalty, our backlog may not accurately indicate sales for any future period.

Critical Accounting Policies and Estimates

Our interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make numerous estimates and assumptions. Financial results as determined by actual events could differ from those estimates and assumptions, and therefore affect our reported results of operations and financial position. Changes in accounting policies are more fully described in note 3 of the notes to our annual audited consolidated financial statements included in our Form 10-K Annual Report for the year ended December 31, 2009 and note 2of the notes to our interim condensed consolidated financial statements.  Our significant accounting policies are more fully described in note 4 of the notes to our annual audited consolidated financial statements included in our Form 10-K Annual Report for the year ended December 31, 2009.  The critical accounting policies described here are those that are most important to the depiction of our financial condition and results of operations. The preparation of financial statements also involves significant management judgment in making estimates about the effect of matters that are inherently uncertain which are more fully described in note 4 (p) of the notes to our annual audited consolidated financial statements included in our Form 10-K Annual Report. While best estimates have been used for reporting financial statement items subject to measurement uncertainty, management considers that it is possible, based on existing knowledge, that changes in future conditions in the near term could affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. “Near term” is considered to be within one year from the date of the financial statements.

Goodwill and Other Intangibles

We accounted for prior business acquisitions using the purchase method. Accordingly, the purchase price of a business acquisition is allocated to its identifiable net assets, including identifiable intangible assets, on the basis of estimated fair values as at the date of purchase, with any excess being assigned to goodwill. We estimate the fair value of assets and liabilities acquired at the date of acquisition using a projected discounted cash flow method and other valuation methods. We make a number of significant estimates when calculating fair value using a projected discounted cash flow method. These estimates include estimating projected future cash flows, the number of years used, the discount rate and others. We believe that our estimates and valuation methods are reasonable. They are consistent with our inherent planning and reflect our best estimates, but they have inherent uncertainties that management may not be able to control.

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

In the near term, should our operating performance deteriorate lower than currently forecasted for 2010, it is reasonably possible that these intangibles could be further impaired.

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

We accrue a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities.  The reserve is based on management’s assessment of all relevant information, and is periodically reviewed and adjusted as circumstances warrant.  As of March 31, 2010, our income tax reserve was approximately $9.5 million, as compared to approximately $9.1 million as at December 31, 2009.

Contingent liabilities

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

In October 2009, we entered into a non-prosecution agreement with the U.S. Attorney’s Office related to our processing of settlement transactions from online gambling originating from United States customers. We ceased to process such transactions in 2006. Pursuant to the non-prosecution agreement and on the basis of advice received by management that a court would not enforce our obligation to pay certain merchant reserve accounts payable balances, liabilities in the amount of $9.6 million were derecognized (reversed) in the third quarter of fiscal 2009. Certain of these merchants may nevertheless initiate legal proceedings against us in an attempt to enforce payment of the liabilities that have been derecognized (reversed), which we would be forced to defend. We have not recorded any provision in relation to these potential proceedings because the amount of loss, if any, is not determinable.

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

Effective January 1, 2009, we prepare our interim condensed consolidated financial statements in accordance with U.S. GAAP with a reconciliation to Canadian GAAP as described in note 14 of the notes to our interim condensed consolidated financial statements. The comparative periods have also been prepared and presented pursuant to U.S. GAAP. Previously our accounting principles conformed to Canadian GAAP and reconciled differences with U.S. GAAP through its financial statement disclosures.  There was no effect on our results for 2009 and 2008 as a consequence of this change.

(b)           New Accounting Policies

SFAS No. 166 – Accounting for Transfers of Financial Assets

Effective January 1, 2010, we adopted the Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets, which was primarily codified into FASB ASC Topic 860, Transfers and Servicing. SFAS No. 166 amends SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and the Extinguishments of Liabilities, and seeks to improve the relevance and comparability of the information that a reporting entity provides in our financial statements about transfers of financial assets; the effects of the transfer on our financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this standard did not have an impact on our interim condensed consolidated financial statements.

Financial Condition

As at March 31, 2010, cash and cash equivalents, was $15.4 million compared to $19.9 million as at December 31, 2009.  The decrease in cash and cash equivalents is primarily due to the use of cash in operations for the first quarter and the repayment of bank indebtedness. Historically the first and second quarters are the periods of lowest shipments and sales and therefore the least profitable due to various fixed costs.

We have various credit facilities through our subsidiaries located in Belgium and Hong Kong, of which $6.8 million were used at March 31, 2010. As at March 31, 2010 and December 31, 2009, our cash and cash equivalents, net of bank indebtedness were as follows:

	March 31,	December 31,
(U.S. dollars, in thousands)	2010	2009

Cash and cash equivalents	$15,449	$19,915

Less:
Bank indebtedness	(6,788)	(8,848)

Net cash position	$8,661	$11,067

Working capital as at March 31, 2010 was $(2.9) million, as compared to $5.5 million at December 31, 2009. This decrease resulted primarily from the loss from operations.

Accounts and other receivables as at March 31, 2010 were $4.5 million, as compared to $14.6 million at December 31, 2009. The decrease is due primarily to the seasonal decrease in revenues in the three-month period ended March 31, 2010, and the collection of accounts receivable which were generated from sales in the third and fourth quarters of 2009.

Inventories decreased by $3.3 million from $12.8 million as at December 31, 2009 to $9.5 million as at March 31, 2010. The decrease is primarily due to sales in the three-month period ended March 31, 2010.

Intangible assets decreased by $1.1 million, from $18.8 million as at December 31, 2009 to $17.7 million as at March 31, 2010, due to amortization of $1.1 million recorded in the period.

Accounts payable decreased by $8.1 million from $30.6 million for the three-month period ended March 31, 2010 to $22.5 million for the comparable period in 2009. This decrease is due primarily to the payment of our suppliers for goods and services purchased in 2009.

 Shareholders’ equity as at March 31, 2010 was $11.9 million, as compared to $21.7 million as at December 31, 2009. The decrease is attributable primarily to our net loss.

Results of Operations

As at March 31, 2010, WowWee’s open order position appears encouraging and is primarily due to the interest shown for our Paper Jamz™ product line up. These orders are not guaranteed and can be cancelled at any time by our customers.

Three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009

Revenues increased by $5.1 million, from $2.1 million for the three-month period ended March 31, 2009 to $7.2 million for the three-month period ended March 31, 2010. The increase is attributed primarily to monetizing our inventories at lower margins, the slightly improved economic environment, and increased revenue due to an improved product offering.

Cost of sales increased by $4.4 million, from $1.5 million for the three-month period ended March 31, 2009 to $5.9 million for the three-month period ended March 31, 2010. The increase is consistent with the increase in revenue. Furthermore, the focus on monetizing our inventories has resulted in lower margins on some of our products.

Other revenues decreased by $0.2 million, from $0.8 million in the three-month period ended March 31, 2009 to $0.6 million for the three-month period ended March 31, 2010.  The decrease is due to the attrition of revenues related to a merchant portfolio that formed part of the payment processing segment.

Selling, general and administrative expenses increased by $0.5 million, from $8.5 million for the three-month period ended March 31, 2009 to $9.0 million for the three-month period ended March 31, 2010. The increase is due primarily to professional fees related to the take-over bid to purchase our outstanding shares and additional marketing and media costs.

Amortization of intangibles pertaining to transaction processing costs and cost of sales was $1.1 million for the three-month period ended March 31, 2010 and $2.6 million for the comparable period in 2009. The decrease results from a lower unamortized carrying value due to the impairment charges taken in 2009.

The provision for income taxes is nominal for the three-month periods ended March 31, 2010 and 2009. This is primarily due to the effect of an increase in the valuation allowance against operating losses carry forward which we do not believe are more likely than not to be realized.

Our net loss for the three-month period ended March 31, 2010 was $9.8 million (or $1.91 per share), compared to a net loss of $12.4 million (or $2.41 per share) for the three-month period ended March 31, 2009. The decrease is attributed primarily to an increase in sales volume in an effort to monetize our inventories at lower margins, the slightly improved economic environment, and increased revenue due to an improved product offering.

We previously used EBITDA to assess our operating performance, which was a non-GAAP financial measure that excluded non-cash expenses, items that cannot be influenced by Management in the short-term or items that do not impact core operating performance. We believe that this measure no longer provides any additional meaningful information and therefore have discontinued the use of this measure in the second quarter of 2009.

Liquidity and Capital Resources

We have incurred a net loss from continuing operations of $9.8 million for the three-month period ended March 31, 2010 ($67.8 million for the year ended December 31, 2009) and net cash outflows from operating activities excluding discontinued operations of $2.5 million for the three month period ended March 31, 2010 ($19.8 for the year ended December 31, 2009). The recent banking and financial crisis and the global economic recession have created an extremely challenging retail and economic environment in the United States, Canada and Europe, which has negatively impacted our operating performance and potentially that of our customers and suppliers. Our ability to continue as a going concern depends on the success of management’s plans to overcome these conditions and ultimately achieve positive cash flows from operations and become profitable.

We currently fund the majority of our operations from our cash and cash equivalents and bank indebtedness. The majority of our bank indebtedness is based on qualifying accounts receivable and is otherwise not fully available to be drawn on during seasonal low sale periods due to the lack of accounts receivable available at the time. We have been unable to secure any new significant sources of financing not secured by accounts receivable which will be required during low seasonal sale periods of the year. Our balance of cash and cash equivalents generally decreases during the second and third quarters of the year, as cash is used to fund product development and production, and increases in the fourth and first quarters in connection with the shipping and collection periods. During the first quarter 2010, the cash and cash equivalents decreased which is contrary to the usual trend for a first quarter.

If operating performance continues its current trend, we will require financing in order to meet our cash flow requirements and fund our operations especially during the second and third quarters of 2010. However, additional financing may not be available in amounts or on terms that are acceptable to us. Without financing, we may be unable to fund product development and the production of inventory required for sales in the third and fourth quarters and therefore will not be able to capitalize on potential future sales. Refer to note 15 of the notes to our interim condensed consolidated financial statements for the three-month period ended March  31, 2010, for the details of a take-over bid to purchase our outstanding shares which is being supported by us. If we are unable to obtain additional financing in the near term, we may be required to curtail operations in order to offset the lack of available funding, which could have a material adverse impact on us, and consequently, there is a substantial doubt about our ability to continue as a going concern.

Our interim condensed consolidated financial statements do not reflect adjustments that would be necessary if the going concern basis was not appropriate.  If the going concern basis was not appropriate for these interim condensed consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the going concern basis is dependent upon, among other things, future profitable operations, the ability to negotiate new sources of financing and the ability to generate sufficient cash from operations and financing arrangements to meet our obligations.

The effect of the take-over transaction as described in note 15 of the notes to our interim condensed consolidated financial statements for the three-month period ended March 31, 2010, on our financial position and future cash flows, was not considered in the preparation of the interim condensed consolidated financial statements for the three-month period ended March 31, 2010.

As at March 31, 2010, cash and cash equivalents, was $15.4 million compared to $19.9 million as at December 31, 2009.  The decrease in cash and cash equivalents is primarily due to the use of cash in operations for the first quarter and a repayment of bank indebtedness.

We have various credit facilities through our subsidiaries located in Belgium and Hong Kong, of which $6.8 million were used at March 31, 2010. As at March 31, 2010, our cash and cash equivalents and short term investments, net of bank indebtedness, totaled $8.7 million.

Operating activities used $2.6 million of cash and cash equivalents in the three-month period ended March 31, 2010, as compared to using $4.1 million in the three-month period ended March 31, 2009. This change is due mainly to the decrease in the net loss from continuing operations, and of the timing of the payments of the trade payables.

Financing activities used $1.8 million of cash and cash equivalents in the three-month period ended March 31, 2010, as compared to using $4.1 million in the three-month period ended March 31, 2009, due primarily to the decrease in cash used to reduce bank indebtedness.

Investing activities used $0.1 million of cash and cash equivalents for the three-month period ended March 31, 2010, as compared to generating $6.9 million of cash and cash equivalents for the three-month period ended March 31, 2009, primarily due to the proceeds from the disposition of the payment processing business and proceeds from the maturity of short term investments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The registrant has nothing to report under this item.

Item 4.	Controls and Procedures

As of March 31, 2010 (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no material changes to the disclosure of legal proceedings contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	Risk Factors

There were no material changes to the disclosure of risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities.

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

May 19, 2010	Optimal Group Inc.

	By:	/s/ NEIL S. WECHSLER
Neil S. Wechsler, Co-Chairman
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GARY S. WECHSLER
Gary S. Wechsler, Chief Financial Officer
(Principal Accounting Officer)